Form 10QSB
period 1998-03-31
GASTON FEDERAL BANCORP INC
filed 1998-05-15
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------


                                   FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to

                         Commission File Number 0-23971


                          GASTON FEDERAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            UNITED STATES                                  56-2063438
      -----------------------                             ------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)

            245 WEST MAIN AVENUE, GASTONIA, NORTH CAROLINA 28052-4140
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (704)-868-5200


        ---------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,496,500 shares of the Registrant's common stock outstanding as of May 12,1998.

                          GASTON FEDERAL BANCORP, INC.

                                      INDEX

                                                                       Page

PART I.  FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements........................    1

    Consolidated Statements of Financial Condition as of
      March 31, 1998 and September 30, 1997..........................    1

    Consolidated Statements of Operations for the three and six
      months ended March 31, 1998 and 1997...........................    2

    Consolidated Statements of Cash Flows for the six months ended
      March 31, 1998 and 1997........................................    3

    Notes to Consolidated Financial Statements.......................    4


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    5

PART II. OTHER INFORMATION...........................................    8

PART I. FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                   MARCH 31,          SEPTEMBER 30,
                                                                                     1998                 1997
                                                                                  -----------           --------
                                                                                  (UNAUDITED)
                                                                                           (IN THOUSANDS)

ASSETS
Cash and due from banks......................................................     $    2,874         $    2,422
Interest-earning bank balances...............................................        118,431              2,203
                                                                                  ----------         ----------
Cash and cash equivalents....................................................        121,305              4,625
Investment securities available-for-sale, at fair market.....................         12,925              8,248
Investment securities held-to-maturity, at amortized cost....................          7,085             10,407
Mortgage-backed securities held-to-maturity, at amortized cost...............          8,172             10,087
Loans, net...................................................................        136,196            134,491
Premises and equipment, net..................................................          2,220              2,139
Accrued interest receivable..................................................            842                981
Federal Home Loan Bank stock.................................................          1,276              1,276
Other assets.................................................................          1,244              1,216
                                                                                  ----------         ----------
   Total assets..............................................................     $  291,265         $  173,470
                                                                                  ==========         ==========

LIABILITIES AND EQUITY
Deposits ....................................................................  $     263,588  $         145,444
Advances from borrowers for taxes and insurance..............................            449              1,042
Advances from Federal Home Loan Bank.........................................          3,500              3,500
Other liabilities............................................................          1,801              2,616
                                                                                  ----------         ----------
   Total liabilities.........................................................        269,338            152,602

Retained earnings (substantially restricted).................................         20,575             19,769
Unrealized gain on securities available-for-sale, net of tax.................          1,352              1,099
                                                                                  ----------         ----------

   Total equity..............................................................         21,927             20,868
                                                                                  ----------         ----------

Total liabilities and equity.................................................     $  291,265         $  173,470
                                                                                  ==========         ==========


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     THREE MONTHS               SIX MONTHS
                                                                    ENDED MARCH 31,           ENDED MARCH 31,
                                                                   -----------------         -----------------
                                                                   1998         1997         1998         1997
                                                                   ----         ----         ----         ----
                                                                                  (IN THOUSANDS)

INTEREST INCOME
Loans   ....................................................   $   2,723  $     2,371  $     5,474  $     5,027
Investment securities.......................................         542          560          904          869
Mortgage-backed and related securities......................         145          202          309          418
                                                                --------     --------     --------      -------
  Total interest income.....................................       3,410        3,133        6,687        6,314

INTEREST EXPENSE
Deposits....................................................       1,781        1,695        3,467        3,431
Borrowed funds..............................................          56           25          107           59
                                                                --------     --------     --------      -------
  Total interest expense....................................       1,837        1,720        3,574        3,490
                                                                --------     --------     --------      -------

Net interest income.........................................       1,573        1,413        3,113        2,824

Provision for loan losses...................................          75           59          150          118
                                                                --------     --------     --------      -------

  Net interest income after provision for loan losses.......       1,498        1,354        2,963        2,706

NONINTEREST INCOME
Service charges on deposit accounts.........................          77           59          136          114
Gain on sale of securities..................................         105           --          185           51
Gain on sale of real estate owned...........................          --           --           --          102
Other income................................................          91           57          114          137
                                                                --------     --------     --------      -------
  Total noninterest income..................................         273          116          435          404

NONINTEREST EXPENSE
Compensation and benefits...................................         611          531        1,224        1,088
Occupancy and equipment expense.............................         119          106          213          213
Other expenses..............................................         381          249          704          593
                                                                --------     --------     --------      -------
  Total noninterest expense.................................       1,111          886        2,141        1,894

Income before income taxes..................................         660          584        1,257        1,216

Provision for income taxes..................................         232          243          451          501
                                                                --------     --------     --------      -------

Net income..................................................    $    428     $    341     $    806      $   715
                                                                ========     ========     ========      =======


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         ---------------------
                                                                                            1998         1997
                                                                                        -----------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................  $      806     $      715
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses.....................................................         150            118
      Depreciation..................................................................         158            130
      Gain on sale of investment securities.........................................        (185)           (51)
      Decrease (increase) in other assets...........................................         (94)          (292)
      Increase (decrease) in other liabilities......................................        (626)          (541)
                                                                                      ----------     ----------

        Net cash provided by operating activities...................................         209             79
                                                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loans made to customers...........................................      (1,841)           679
  Proceeds from sale of investment securities.......................................       2,128            108
  Proceeds from maturities of investment securities.................................       5,200          4,152
  Purchases of investments..........................................................      (8,268)        (3,300)
  Maturities and prepayments of mortgage-backed securities..........................       1,937          1,339
  Net cash flows from other investing activities....................................        (237)           (62)
                                                                                      ----------     ----------

        Net cash provided by (used in) investment activities........................      (1,081)         2,916
                                                                                      -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits...............................................     118,145          1,183
  Net increase (decrease) in borrowed money.........................................          --         (2,250)
  Increase (decrease) in advances from borrowers for insurance and taxes............        (594)          (306)
                                                                                      ----------     ----------

        Net cash provided by (used in) financing activities.........................     117,551         (1,373)
                                                                                      ----------     -----------


Net increase (decrease) in cash and cash equivalents................................     116,679          1,622

Cash and cash equivalents at beginning of period....................................       4,626          2,164
                                                                                      ----------     ----------
Cash and cash equivalents at end of period..........................................  $  121,305     $    3,786
                                                                                      ==========     ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bank and its wholly-owned subsidiary Gaston Financial Services, Inc. Operating results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.


          The organization and business of the Bank, accounting policies followed and other information are contained in the notes to the consolidated financial statements of the Bank as of and for the years ended September 30, 1997 and 1996, filed as part of the Company's registration statement on Form SB-2. These consolidated financial statements should be read in conjuction with the annual consolidated financial statements.


NOTE B - PLAN OF CONVERSION

         On July 14, 1997, the Board of Directors of Gaston Federal Savings and Loan Association (now known as "Gaston Federal Bank" or the "Bank") adopted the Gaston Federal Savings and Loan Association Plan of Reorganization from Mutual Savings Association to Mutual Holding Company and Stock Issuance Plan (the "Plan of Reorganization"). Pursuant to the Plan of Reorganization, on April 9, 1998 the Bank converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank and became the wholly-owned subsidiary of Gaston Federal Bancorp, Inc. (the "Company"), a Federal corporation (the "Reorganization"). The Company was incorporated on March 18, 1998, to serve as the Bank's holding company, and prior to April 9, 1998 had no operations and insignificant assets and liabilities. In addition, pursuant to the Plan of Reorganization, the Company sold 2,113,550 shares of its common stock to the Bank's customers for $10.00 per share (the "Offering"), and issued 2,383,145 shares of its common stock to Gaston Federal Holdings, MHC (the "Mutual Holding Company"), a federal mutual holding company formed as part of the Reorganization. At the conclusion of the Offering, the Mutual Holding Company owned 53.0% of the Company's outstanding shares of common stock and purchasers in the Offering owned 47.0%. Gross proceeds of the Offering totaled $21,133,550, expenses totaled approximately $873,000, and purchases by the Bank's employee stock ownership plan formed in connection with the Offering totaled $1,690,684. The Company had insignificant assets and liabilities until the completion of the Reorganization and Offering on April 9, 1998, and, accordingly, the financial information presented herein, including consolidated financial statements and related data, relates only to the Bank and its subsidiary.
                                       4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Gaston Federal Bancorp, Inc. (the "Company") was incorporated on March 18, 1998, in connection with the mutual holding company reorganization of Gaston Federal Bank (the "Bank"). In the Reorganization, the Bank converted from the mutual to the stock form of organization and became the wholly owned subsidiary of the Company. In connection with the Reorganization, the Company sold 2,113,550 shares of its common stock to the Bank's customers for $10.00 per share (the "Offering"), and issued 2,383,145 shares of its common stock to Gaston Federal Holdings, MHC, a federal mutual holding company formed as part of the Reorganization. The net proceeds of the Offering were $18.5 million. The Company had insignificant assets and liabilities until the completion of the Reorganization and Offering on April 9, 1998, and, accordingly, the financial information presented herein, including consolidated financial statements and related data, relates only to the Bank and its subsidiary.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND SEPTEMBER 30, 1997

         ASSETS. Total assets of the Bank increased by $117.8 million, or 67.9%, from $173.5 million as of September 30, 1997, to $291.3 million as of March 31, 1998. The primary reason for the change was the receipt of subscriptions totaling $127.9 million in the Offering. The total subscriptions included $13.8 million that was authorized to be withdrawn from existing deposit accounts by the holders of such accounts, $112.4 million of subscriptions that were deposited by the Bank into an interest-earning overnight account with the Federal Home Loan Bank of Atlanta, and $1.7 million of subscriptions from the Bank's Employee Stock Ownership Plan (the "ESOP"). The Company accepted subscriptions totaling $21.1 million and refunded excess funds on or about April 10, 1998. Net proceeds of the Offering totaled $18.5 million (excluding the $1.7 million purchased by the Bank's ESOP).

         Investment securities increased by $1.3 million, or 7.0%, to $19.9 million as of March 31, 1998. At March 31, 1998, $12.9 million of the Bank's investment securities were classified as available-for-sale, and $7.0 million of the Bank's investment securities were classified as held-to-maturity. Mortgage-backed securities decreased $1.9 million, or 19.0%, to $8.2 million as of March 31, 1998. This decrease was primarily due to maturities and principal repayments. All mortgage-backed securities were classified as held-to-maturity. The balances of investment securities and mortgage-backed securities are expected to increase in the short-term as the funds received from the stock conversion are reinvested from lower-yielding interest-earning bank balances to higher-yielding investment securities and mortgage-backed securities.

         Loans receivable, net, increased by $1.7 million, or 1.3%,from $134.5 million as of September 30, 1997, to $136.2 million as of March 31, 1998. Management's strategy is to grow its mortgage and non-mortgage loan portfolios in a safe and sound manner.

         LIABILITIES. Total liabilities increased by $116.7 million, or 76.5%, from $152.6 million as of September 30, 1997, to $269.3 million as of March 31, 1998. The primary reason for the change was a $118.1 million increase in total deposits from $145.4 million as of September 30, 1997, to $263.6 million as of March 31, 1998. This increase was primarily due to $112.4 million of subscription funds in the Offering that were held in an interest-bearing escrow account at the Bank. The $18.5 million in net Offering proceeds were transferred to the common stock of the Company effective April 9, 1998.

         Borrowed money remained unchanged at $3.5 million as of March 31, 1998. Management believes that the Bank may increase its borrowed funds in the future in order to leverage effectively the additional capital raised in the stock offering.
         EQUITY. Total equity increased by $1.0 million, or 5.0%, from $20.9 million as of September 30, 1997, to $21.9 million as of March 31, 1998. This increase was primarily due to $806,000 in current period earnings during the six month period ended March 31, 1998, and a $253,000 increase in the unrealized gain on securities classified as available-for-sale.

         The Company's equity was increased substantially on April 9, 1998 as a result of the Offering, which raised approximately $21.1 million in gross proceeds. Of this amount, $1.7 million was used to fund a loan to the Bank's Employee Stock Ownership Plan ("ESOP") and approximately $873,000 was used to cover expenses associated with Reorganization and Offering. As a result, the Company's equity was favorably affected by $18.5 million as a result of Offering.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997
  AND 1998

         GENERALLY. Net income for the Bank for the three months ended March 31, 1998, amounted to $428,000 as compared to $341,000 for the three months ended March 31, 1997. This represents an increase of $87,000, or 25.5%.

         NET INTEREST INCOME. Net interest income amounted to $1.6 million for the three months ended March 31, 1998, as compared to $1.4 million for the three months ended March 31, 1997. This represents an increase of $160,000, or 11.3%. This increase was due to a $277,000 increase in total interest income, which was partially offset by a $117,000 increase in interest expense. Interest income increased as a result of an increase in the amount of interest-earning assets. The increase in interest expense was due to an increase in the amount of deposits. For the three month period ended March 31, 1998, total interest income amounted to $3.4 million, while total interest expense amounted to $1.8 million. For the three month period ended March 31, 1997, total interest income amounted to $3.1 million, while total interest expense amounted to $1.7 million. Net interest income is expected to increase as a result of the additional capital raised in the stock conversion.

         PROVISION FOR LOAN LOSSES. The provision for loan losses amounted to $75,000 for the three months ended March 31, 1998, as compared to $59,000 for the three month period ended March 31, 1997. This represents an increase of $16,000, or 27.1%. The provision for loan losses is expected to increase in relation to the increase of the loan portfolio.

         NONINTEREST INCOME. Total noninterest income amounted to $273,000 for the three months ended March 31, 1998, as compared to $116,000 for the three months ended March 31, 1997. This represents an increase of $157,000, or 135.3%. This increase was primarily due to a $105,000 gain on sale of investments during the three month period ended March 31, 1998, and additional fee income derived from loan and deposit products. The gain on sale of investments is a non-recurring item.

         NONINTEREST EXPENSE. Total noninterest expense amounted to $1.1 million for the three months ended March 31, 1998, as compared to $886,000 for the three months ended March 31, 1997. This represents an increase of $225,000 or 25.4%. This increase was primarily due to an increase in the number of personnel, additional expenses associated with the Bank's new ATM and debit card programs and expenses associated with changing the Bank's name.

         INCOME TAXES. Income taxes amounted to $232,000 for the three month period ended March 31, 1998, as compared to $243,000 for the three month period ended March 31, 1997. This represents a decrease of $11,000, or 4.5%. This decrease was primarily due to a higher portion of interest income being derived from investments that are exempt from state income taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1997
 AND 1998

         Net income for the six months ended March 31, 1998, amounted to $806,000 as compared to $715,000 for the six months ended March 31, 1997. This represents an increase of $91,000, or 12.7%.

         NET INTEREST INCOME. Net interest income amounted to $3.1 million for the six months ended March 31, 1998, as compared to $2.8 million for the six months ended March 31, 1997. This represents an increase of $289,000, or 10.2%. This increase was due to a $373,000 increase in total interest income, which was partially offset by a $84,000 increase in interest expense. This increase was due to an increase in the amount of interest-earning assets. The increase in interest expense was due to the increase in the amount of deposits. For the six month period ended March 31, 1998, total interest income amounted to $6.7 million, while total interest expense amounted to $3.6 million. For the six month period ended March 31, 1997, total interest income amounted to $6.3 million, while total interest expense amounted to $3.5 million. Net interest income is expected to increase as a result of the additional capital raised in the Offering.

         PROVISION FOR LOAN LOSSES. The provision for loan losses amounted to $150,000 for the six months ended March 31, 1998, as compared to $118,000 for the six month period ended March 31, 1997. This represents an increase of $32,000, or 27.1%. The provision for loan losses is expected to increase in relation to the increase of the loan portfolio.

         NONINTEREST INCOME. Total noninterest income amounted to $435,000 for the six months ended March 31, 1998, as compared to $404,000 for the six months ended March 31, 1997. This represents an increase of $31,000, or 7.7%. This increase included $134,000 in additional gains on sales of investments during the six month period ended March 31, 1998. The six month period ended March 31, 1997, included a $102,000 gain on sale of real estate owned. The gains on sales of investments and real estate owned are non-recurring items.

         NONINTEREST EXPENSE. Total noninterest expense amounted to $2.1 million for the six months ended March 31, 1998, as compared to $1.9 million for the six months ended March 31, 1997. This represents an increase of $247,000 or 13.0%. This increase was primarily due to an increase in the number of personnel, expenses associated with the Bank's new ATM and debit card programs and expenses associated with changing the Bank's name.

         INCOME TAXES. Income taxes amounted to $451,000 for the six month period ended March 31, 1998, as compared to $501,000 for the six month period ended March 31, 1997. This represents a decrease of $50,000, or 10.0%. This decrease was primarily due to a higher portion of interest income being derived from investments that are exempt from state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The objective of the Bank's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Bank's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

         The Bank's primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits and advances from the Federal Home Loan Bank of Atlanta.

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, Federal Agency, and other investments having maturities of five years or less. Current OTS regulations require that a savings bank maintain liquid assets of not less that 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At March 31, 1998, the Bank's liquidity, as measured for regulatory purposes, was 58.0%, or $78.6 million in excess of the minimum OTS requirement.

         The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As March 31, 1998, Gaston Federal's level of capital substantially exceeded all applicable regulatory requirements.

THE YEAR 2000

         At the turn of the century, computer-based information systems will be faced with problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Bank has established a committee and is in the process of assessing the effect of Year 2000 on the Bank's operating plans and systems. The Bank is developing a plan for identifying, renovating, testing, and implementing its systems for Year 2000 processing and internal control. The cost for becoming Year 2000 compliant has not yet been determined; however, management believes that the effect will not be material to the Bank's financial statements.

PART II.  OTHER INFORMATION

LEGAL PROCEEDINGS

         There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no meetings of the Company's stockholders during the fiscal quarter ended March 31, 1998. The Bank's mutual savings and loan association predecessor held a special meeting of the members on March 19, 1998, at which the Bank's members approved the Plan Reorganization. At the special meeting there were 1,316,383 votes eligible to be cast by the Bank's members, 882,273 votes cast in favor of the Plan of Reorganization, and 14,412 votes cast against the Plan of Reorganization.

EXHIBITS AND REPORT ON FORM 8-K.

         No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                     GASTON FEDERAL BANCORP, INC.


Date: May 13, 1998                   By:  /s/ Kim S. Price
                                          ----------------
                                          Kim S. Price
                                          President and Chief Executive Officer


Date: May 13, 1998                   By:  /s/ Gary F. Hoskins
                                          -------------------
                                          Gary F. Hoskins
                                          Treasurer and Chief Financial Officer