Form 10-Q
period 1998-06-30
GASTON FEDERAL BANCORP INC
filed 1998-08-14
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                   FORM 10-QSB


(MARK ONE)
[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1998


[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 or 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _______________


                         Commission File Number 0-23971


                          GASTON FEDERAL BANCORP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

       UNITED STATES                                         56-2063438
       -------------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

           245 WEST MAIN AVENUE, GASTONIA, NORTH CAROLINA 28052-4140
           ---------------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (704)-868-5200

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

      Indicate by check |X| whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes |X|      No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,496,500 shares of the Registrant's common stock outstanding as of August 14, 1998.

                          GASTON FEDERAL BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

      Item 1.   Consolidated Financial Statements.......................     1

         Consolidated Statements of Financial Condition as of
            June 30, 1998 and September 30, 1997........................     1

         Consolidated Statements of Operations for the three and nine
            months ended June 30, 1998 and 1997.........................     2

         Consolidated  Statements  of Cash Flows for the nine months
         ended June 30, 1998 and 1997...................................     3

         Notes to Consolidated Financial Statements.....................     4


      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................     5


PART II. OTHER INFORMATION..............................................     9

PART I.     FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements

GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                        JUNE 30,     SEPT. 30,
                                                          1998         1997
                                                        --------     --------
                                                       (UNAUDITED)
                                                           (IN THOUSANDS)

ASSETS
------
Cash and due from banks..............................   $ 3,098      $ 2,422
Interest-earning bank balances.......................     6,689        2,203
                                                        --------     -------
Cash and cash equivalents............................     9,787        4,625
Investment securities available-for-sale,
  at fair market.....................................    20,145        8,248
Investment securities held-to-maturity,
  at amortized cost..................................    16,336       10,407
Mortgage-backed securities available for sale,
  at fair value......................................     4,473            0
Mortgage-backed securities held-to-maturity,
  at amortized cost..................................     6,950       10,087
Loans, net...........................................   139,080      134,491
Premises and equipment, net..........................     2,194        2,140
Accrued interest receivable..........................       956          981
Federal Home Loan Bank stock.........................     1,276        1,276
Other assets.........................................     1,418        1,215
                                                       --------     --------
  Total assets.......................................  $202,615     $173,470
                                                       ========     ========

LIABILITIES AND EQUITY
Deposits.............................................  $139,789     $145,444
Advances from borrowers for taxes and insurance......       848        1,042
Advances from Federal Home Loan Bank.................    18,500        3,500
Other liabilities....................................     2,371        2,616
                                                        -------      -------
  Total liabilities..................................   161,508      152,602

Retained earnings (substantially restricted).........    21,184       19,769
Capital stock and paid in capital, net of $1,641
  ESOP loan..........................................    18,590            0
Unrealized gain on securities available-for-sale,
  net of tax.........................................     1,333        1,099
                                                         ------      -------

  Total equity.......................................    41,107       20,868
                                                        -------      -------

Total liabilities and equity.........................  $202,615     $173,470
                                                       ========     ========

GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             THREE MONTHS       NINE MONTHS
                                            ENDED JUNE 30,    ENDED JUNE 30,
                                            ---------------  ----------------
                                             1998     1997     1998     1997
                                            ------   ------  -------  -------
                                                     (IN THOUSANDS)

INTEREST INCOME
Loans....................................  $2,774   $2,710   $8,248   $7,737
Investment securities....................     741      316    1,645    1,185
Mortgage-backed and related securities...     140      190      449      608
                                            -----    -----    -----    -----
  Total interest income..................   3,655    3,216    10,342   9,530

INTEREST EXPENSE
Deposits.................................   1,421    1,693    4,889    5,124
Borrowed funds...........................     297       34      404       93
                                            -----    -----    -----    -----
  Total interest expense.................   1,718    1,727    5,293    5,217
                                            -----    -----    -----    -----

Net interest income......................   1,937    1,489    5,049    4,313

Provision for loan losses................      90       59      240      177
                                            -----    -----    -----    -----

  Net interest income after provision
    for loan losses......................   1,847    1,430    4,809   4,136

NONINTEREST INCOME
Service charges on deposit accounts......      67       50      203      164
Gain on sale of securities...............       0        0      185       51
Gain on sale of real estate owned........       0        0        0      103
Other income.............................     142       84      256      220
                                            -----    -----    -----    -----
  Total noninterest income...............     209      134      644      538

NONINTEREST EXPENSE
Compensation and benefits................     614      534    1,839    1,622
Occupancy and equipment expense..........     145      101      358      314
Other expenses...........................     375      259    1,078      852
                                            -----    -----    -----    -----
  Total noninterest expense..............   1,134      894    3,275    2,788

Income before income taxes...............     922      670    2,178    1,886

Provision for income taxes...............     312      274      763      775
                                            -----    -----    -----    -----

Net income...............................   $ 610    $ 396    $1,415   $1,111
                                            =====    =====    ======   ======

EARNINGS PER SHARE.......................   $0.14       NA        NA       NA

Weighted average outstanding shares .....   4,496,500   NA        NA       NA

GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                            -----------------
                                                             1998      1997
                                                            ------    ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................  $ 1,415   $ 1,111
  Adjustments  to  reconcile  net  income to net cash
       provided  by  operating activities:
    Provision for loan losses............................      240       177
    Depreciation.........................................      238       162
    Gain on sale of investment securities................     (185)      (51)
    Gain on sale of real estate owned....................        0      (103)
    Decrease (increase) in other assets..................     (200)     (994)
    Increase (decrease) in other liabilities.............     (245)      489
                                                           --------  -------

     Net cash provided by operating activities...........    1,263       791
                                                           -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loans made to customers................   (4,806)   (4,680)
  Proceeds from sale of investment securities............    2,713     1,608
  Proceeds from maturities of investment securities......    6,431     6,500
  Purchases of investments...............................  (25,989)   (6,922)
  Maturities and prepayments of mortgage-backed
    securities...........................................    2,532     2,052
  Purchases of mortgage backed securities................   (4,430)        0
  Net cash flows from other investing activities.........     (293)      (47)
                                                           --------  --------

     Net cash provided by (used in) investment
       activities........................................  (23,842)   (1,489)
                                                           --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits....................   (5,655)    1,726
  Net increase (decrease) in borrowed money..............   15,000      (250)
  Increase (decrease) in advances from borrowers for
      insurance and taxes................................     (194)       (8)
  Net proceeds from sale of common stock.................   18,590         0
                                                           -------   -------

     Net cash provided by (used in) financing activities.   27,741     1,468
                                                           -------   -------


Net increase (decrease) in cash and cash equivalents.....    5,162       770

Cash and cash equivalents at beginning of period.........    4,625     2,164
                                                           -------   -------

Cash and cash equivalents at end of period...............  $ 9,787   $ 2,934
                                                           =======   =======

                 GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

      In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary Gaston Federal Bank (the "Bank"). Operating results for the three and nine month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

      The organization and business of the Company, accounting policies followed and other information are contained in the notes to the consolidated financial statements of the Company as of and for the years ended September 30, 1997 and 1996, filed as part of the Company's registration statement on Form SB-2. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

NOTE B - PLAN OF REORGANIZATION AND STOCK OFFERING

      On July 14, 1997, the Board of Directors of Gaston Federal Savings and Loan Association (now known as "Gaston Federal Bank") adopted the Gaston Federal Savings and Loan Association Plan of Reorganization from Mutual Savings Association to Mutual Holding Company and Stock Issuance Plan (the "Plan of Reorganization"). Pursuant to the Plan of Reorganization, on April 9, 1998, the Bank converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank and became the wholly-owned subsidiary of Gaston Federal Bancorp, Inc., a Federal corporation (the "Reorganization"). The Company was incorporated on March 18, 1998, to serve as the Bank's holding company, and prior to April 9, 1998, had no operations and insignificant assets and liabilities. In addition, pursuant to the Plan of Reorganization, the Company sold 2,113,355 shares of its common stock to the Bank's customers for $10.00 per share (the "Offering"), and issued 2,383,145 shares of its common stock to Gaston Federal Holdings, MHC (the "Mutual Holding Company"), a federal mutual holding company formed as part of the Reorganization. At the conclusion of the Offering, the Mutual Holding Company owned 53.0% of the Company's outstanding shares of common stock and purchasers in the Offering owned 47.0%. Gross proceeds of the Offering totaled $21,133,550, expenses totaled approximately $853,000, and purchases by the Bank's employee stock ownership plan formed in connection with the Offering totaled $1,690,680 for net proceeds of approximately $18,590,000.

NOTE C - EARNINGS PER SHARE

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarter ended June 30, 1998, earnings per share has been computed based upon the weighted average common shares outstanding of 4,496,500. For purposes of computing weighted average shares, shares issued in the Offering on April 9, 1998, were assumed to have been outstanding since April 1, 1998. Earnings per share for the quarter ended June 30, 1997, is not presented since there was no outstanding common stock issued or outstanding.

The Company has no outstanding potential stock as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion may contain "forward-looking" statements, as defined by (i) the Private Securities Litigation Reform Act of 1995 and (ii) in releases made by the Securities and Exchange Commission from time to time. Such statements should be read in conjunction with the cautionary factors described in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 and incorporated into this discussion by this reference and the consolidated financial statements and related notes. The Company's future operating results may be affected by various trends and factors beyond the Company's control. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND SEPTEMBER 30, 1997


      ASSETS. Total assets of the Company increased by $29.1 million, or 16.8%, from $173.5 million as of September 30, 1997, to $202.6 million as of June 30, 1998. One reason for the increase was the receipt of $18.6 million in net proceeds from the stock offering. Also, management engaged in a $15.0 million leverage strategy whereby borrowed funds were used to purchase investment securities and mortgage-backed securities. As a result of the stock conversion and leverage strategy, cash and cash equivalents increased by $5.2 million, or 111.6%, from $4.6 million to $9.8 million, investment securities increased by $17.8 million, or 95.7%, from $18.6 million to $36.4 million, and mortgage-backed securities increased $1.3 million, or 13.0% from $10.1 million to $11.5 million. Management plans that from time to time it may continue to pursue attractive leverage strategies, which will increase the Company's total assets.

      Loans receivable, net, increased by $4.6 million, or 3.4%, from $134.5 million to $139.1 million due, in part, to the addition of our wholesale lending department. Management's strategy is to grow its loan portfolio in a safe and sound manner with an emphasis on short-term, high-yielding non-mortgage loans.

      LIABILITIES. Total liabilities increased by $8.9 million, or 5.8%, from $152.6 million as of September 30, 1997, to $161.5 million as of June 30, 1998. The primary reason for the change was a $15.0 million increase in borrowed money from $3.5 million to $18.5 million. This borrowed money was part of a leverage strategy in which the funds were used to purchase investment securities and mortgage-backed securities. The borrowed money is comprised of (1) $10 million in Federal Home Loan Bank ("FHLB") advances at a fixed interest rate of 4.97% with a 10 year term and a quarterly call option by the FHLB to convert the advance to a quarterly adjustable rate based on the prevailing three month LIBOR beginning June 19, 1999, and (2) $5.0 million in FHLB advances at a fixed interest rate of 5.51% with a 10 year term and a one-time option by the FHLB to convert the advance to a quarterly adjustable rate based on the prevailing three month LIBOR on June 23, 2003. Total deposits decreased by $5.7 million, or 3.9%, from $145.4 million to $139.8 million. This decrease was primarily the result of depositors using funds to purchase the Company's stock in the initial public offering in April 1998. Management plans to unveil a new menu of personal and business accounts in the near future that will be marketed aggressively in order to gain market share in the local community.

      EQUITY. Total equity increased by $20.2 million, or 97.0%, from $20.9 million as of September 30, 1997, to $41.1 million as of June 30, 1998. This increase was primarily due to the receipt of $18.6 million in net proceeds from the recent stock sale, $1.4 million in earnings during the nine month period ended June 30, 1998, and a $234,000 increase in the unrealized gain on securities classified as available-for-sale.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

      GENERAL. Net income for the Company for the three months ended June 30, 1998, amounted to $610,000, as compared to $396,000 for the three months ended June 30, 1997. This represents an increase of $214,000, or 54.0%.

      NET INTEREST INCOME. Net interest income amounted to $1.9 million for the three months ended June 30, 1998, as compared to $1.5 million for the three months ended June 30, 1997. This represents an increase of $448,000, or 30.1%. This increase was due to a $439,000 increase in total interest income and a $9,000 reduction in interest expense. Interest income improved as a result of an increase in the amount of interest-earning assets. This increase was primarily due to the deployment of $18.6 million of offering proceeds into interest-earning assets. The decrease in interest expense was due to a $272,000 reduction in interest paid on deposit accounts which was partially offset by a $263,000 increase in interest paid on borrowed money. These changes were primarily due to changes in the volume of deposits and borrowed money.

      PROVISION FOR LOAN LOSSES. The provision for loan losses amounted to $90,000 for the three months ended June 30, 1998, as compared to $59,000 for the three months ended June 30, 1997. This represents an increase of $31,000, or 52.5%. The provision for loan losses is expected to increase as the Company increases its loan portfolio. The ratio of loan loss reserves to gross loans was 0.96% as of June 30, 1998. Management plans to increase the loan loss reserve ratio to 1.0% of gross loans by September 30, 1998.

      NONINTEREST INCOME. Total noninterest income amounted to $209,000 for the three months ended June 30, 1998, as compared to $134,000 for the three months ended June 30, 1997. This represents an increase of $75,000, or 56.0%. This increase was primarily due to additional fee income derived from loan and deposit products.

      NONINTEREST EXPENSE. Total noninterest expense amounted to $1.1 million for the three months ended June 30, 1998, as compared to $894,000 for the three months ended June 30, 1997. This represents an increase of $240,000 or 26.8%. This difference was primarily due to an increase in the number of personnel, additional expenses associated with implementing new products and services, and expenses associated with changing the Bank's name and logo.

      INCOME TAXES. Income taxes amounted to $312,000 for the three month period ended June 30, 1998, as compared to $274,000 for the three month period ended June 30, 1997. This represents an increase of $38,000, or 13.9%. This difference was primarily due to a $252,000 increase in net income before taxes for the three months ended June 30, 1998. Also, a higher portion of interest income earned in 1998 was derived from investments that are exempt from state income taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1998

      GENERAL. Net income for the nine months ended June 30, 1998, amounted to $1,415,000 as compared to $1,111,000 for the nine months ended June 30, 1997. This represents an increase of $304,000, or 27.4%.

      NET INTEREST INCOME. Net interest income amounted to $5.0 million for the nine months ended June 30, 1998, as compared to $4.3 million for the nine months ended June 30, 1997. This represents an increase of $736,000, or 17.1%. This change was due to a $812,000 increase in total interest income which was partially offset by a $76,000 increase in interest expense. The improvement in interest income was primarily due to an increase in the amount of interest-earning assets that resulted from the receipt of $18.6 million from the offering and $15.0 million in investment and mortgage-backed securities acquired using borrowed funds. The increase in interest expense was due to the $15.0 million increase in borrowed money. For the nine months ended June 30, 1998, total interest income amounted to $10.3 million, while total interest expense amounted to $5.3 million. For the nine months ended June 30, 1997, total interest income amounted to $9.5 million, while total interest expense amounted to $5.2 million. Net interest income is expected to increase as a result of the additional capital raised in the stock offering and the implementation of additional wholesale leverage strategies.

      PROVISION FOR LOAN LOSSES. The provision for loan losses amounted to $240,000 for the nine months ended June 30, 1998, as compared to $177,000 for the nine months ended June 30, 1997. This represents an increase of $63,000, or 35.6%. The provision for loan losses is expected to increase as the Company increases its loan portfolio. The ratio of loan loss reserves to gross loans was 0.96% as of June 30, 1998. Management plans to increase the loan loss reserve ratio to 1.0% of gross loans by September 30, 1998.

      NONINTEREST INCOME. Total noninterest income amounted to $644,000 for the nine months ended June 30, 1998, as compared to $538,000 for the nine months ended June 30, 1997. This represents an increase of $106,000, or 19.7%. The change was due, in part, to additional fee income derived from loan and deposit products. The increase was also attributed to a net gain on the sale of investments in the amount of $134,000 during the nine month period ended June 30, 1998. The nine month period ended June 30, 1997, included a gain on sale of real estate owned of $103,000. The gains on sales of investments and real estate owned are non-recurring items.

      NONINTEREST EXPENSE. Total noninterest expense amounted to $3.3 million for the nine months ended June 30, 1998, as compared to $2.8 million for the nine months ended June 30, 1997. This represents an increase of $487,000 or 17.5%. This difference was primarily due to an increase in the number of personnel, additional expenses associated with implementing new products and services, and expenses associated with changing the Bank's name and logo.

      INCOME TAXES. Income taxes amounted to $763,000 for the nine months ended June 30, 1998, as compared to $775,000 for the nine months ended June 30, 1997. This represents a decrease of $12,000, or 1.6%. This decrease was primarily due to a higher portion of interest income being derived from investments that are exempt from state income taxes.

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

      The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of United States Government, Federal Agency, and other investments having maturities of five years or less. Current OTS regulations require that a savings bank maintain liquid assets of not less that 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At June 30, 1998, the Bank's liquidity, as measured for regulatory purposes, was 19.2%, or $31.8 million in excess of the minimum OTS requirement.

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As June 30, 1998, Gaston Federal Bank's level of capital substantially exceeded all applicable regulatory requirements.

THE YEAR 2000

      There is concern among industry experts that commencing January 1, 2000, computer-based information systems will be unable to "read" the new year and there may be widespread computer malfunctions. The Company has established a Year 2000 Committee to assess the effects of the Year 2000 on the Company's operating plans and systems. The Company is developing a plan for identifying, renovating, testing, and implementing its systems for Year 2000 processing and internal controls. The cost for becoming Year 2000 compliant has not yet been determined; however, management believes that the effect will not be material to the Company's financial statements.

PART II.  OTHER INFORMATION

LEGAL PROCEEDINGS

      There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

USE OF PROCEEDS FROM REGISTERED SECURITIES

      The Company's initial registration statement (No. 333-42951) on From SB-2 was declared effective on February 11, 1998. The offering commenced on February 11, 1998, and expired on March 17, 1998. Trident Securities, Inc. was the managing underwriter in the offering. The sale in the offering of 2,113,355 of the Company's $1.00 par value common shares closed on April 9, 1998, for gross proceeds of $21.1 million. Net of offering costs and expenses of approximately $853,000, the offering generated net proceeds of $20.3 million.
Of such proceeds, $1.7 million was in the form of a loan to the Company's bank subsidiary's ESOP for the purchase by the ESOP of 169,068 common shares in the offering, $10.6 million was paid to the Company's bank subsidiary in exchange for the common stock of the bank subsidiary issued in its conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank, $1.5 million was invested in investment securities and $7.3 million was invested in interest-earning deposits. Of the $10.6 million paid to the Company's bank subsidiary, $8.4 million was used to fund deposit withdrawals of customers who used such funds to purchase shares in the Company's Offering and $2.2 million was invested in investment securities.

DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no meetings of the Company's stockholders during the fiscal quarter ended June 30, 1998.

EXHIBITS AND REPORT ON FORM 8-K.

      No Form 8-K reports were filed during the quarter.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                          GASTON FEDERAL BANCORP, INC.


Date: August 14, 1998                     By: /s/ Kim S. Price
                                              -------------------------------
                                              Kim S. Price
                                              President and Chief Executive
                                              Officer


Date: August 14, 1998                     By: /s/ Gary F. Hoskins
                                              --------------------------------
                                              Gary F. Hoskins
                                              Treasurer and Chief Financial
                                              Officer