Form 10KSB
period 1998-09-30
GASTON FEDERAL BANCORP INC
filed 1998-12-29
CIK 1051871

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1998
                                       OR
            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
  For the transaction period from ___________________ to ______________________



                         Commission File Number: 0-23971

                          GASTON FEDERAL BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Federal                                    56-2063438
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

         245 West Main Avenue,                      Gastonia, NC 28053
---------------------------------------             ------------------
(Address of Principal Executive Office)                 (Zip Code)

                                 (704) 868-5200
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such
requirements for the past 90 days. YES X   NO
                                      ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [_]

     The registrant's revenues for the fiscal year ended September 30, 1998 were $14.9 million.

     As of September 30, 1998, there were issued and outstanding 4,496,500 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of November 30, 1998 ($14.125) was $25.0 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended September 30, 1998 (Parts II and IV).

                                     PART I
                                     ------

ITEM 1.     Business
--------------------

Gaston Federal Bancorp, Inc.

     Gaston Federal Bancorp, Inc. (the "Company") was formed on March 18, 1998 for the purpose of acting as the holding Company for Gaston Federal Bank (the "Bank"). The Company's assets consist primarily of the outstanding capital stock of the Bank and cash and investments of $8.4 million, representing a portion of the net proceeds from the Company's stock offering completed April 9, 1998 in connection with the mutual holding company reorganization of the Bank. At September 30, 1998, 2,113,355 shares of the Company's common stock, par value $1.00 per share, were held by the public, and 2,383,145 shares were held by Gaston Federal Holdings, MHC the Company's parent mutual holding company. The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

     At September 30, 1998, the Company had consolidated total assets of $208.0 million, consolidated total deposits of $143.9 million and consolidated total equity of $41.6 million.

     The Company's executive office is located at 245 West Main Avenue, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at this address is (704) 868-5200.

Gaston Federal Bank

     The Bank was organized in 1904 as a state chartered building and loan association. The Bank's deposits are insured by the Savings Association Insurance Fund (the "SAIF"), as administered by the FDIC, up to the maximum amount permitted by law. The Bank is a community-oriented savings bank engaged primarily in the business of offering FDIC-insured deposits to customers through its branch offices and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multifamily residential and commercial real estate loans, commercial business loans, construction loans and consumer loans, and investment and mortgage-backed securities.

     The Bank's executive office is located at 245 West Main Avenue, P. O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at that address is (704) 868-5200.

Market Area

     All of the Bank's offices are located in the County of Gaston. The main office and two branches are located in the City of Gastonia, and one branch is located in the City of Mount Holly. Gaston County is located on the I-85 corridor in the Southern Piedmont region of North Carolina, not far from the regional banking center of Charlotte, North Carolina, and the South Carolina state line. Gaston County is bounded by the North Carolina Counties of Mecklenburg, Lincoln and Cleveland, and the South Carolina County of York. The Bank considers Gaston and these contiguous counties to be its primary market area.

     Gaston County has a population of approximately 183,000, and has an economy based on manufacturing, especially textiles, apparel, fabricated metals, machinery, chemicals, and automotive transportation equipment, and has developed a strong base in service industries, especially construction and retail trade. Twenty-one Fortune 500 companies operate in Gaston County. Among the largest employers in Gaston County are Freightliner, Firestone, Parkdale Mills, Pharr Yarns, Dana Corporation, Gaston Memorial Hospital and Gaston College.

Lending Activities

     General. At September 30, 1998, the Bank's net loans receivable totaled $136.5 million, or 65.6% of total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with such loans amounting to $105.5 million, or 73.5% of total loans receivable at September 30, 1998. In addition, the Bank originates construction loans, commercial real estate loans, multifamily residential real estate loans, land loans, commercial business loans and consumer loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.


                                                                              At September 30,
                                          ---------------------------------------------------------------------------------------
                                                      1998                          1997                          1996
                                          ---------------------------   ---------------------------   ---------------------------
                                            Amount           Percent      Amount           Percent       Amount          Percent
                                          ----------        ---------   ----------       ----------    ---------       ----------
                                                                           (Dollars in Thousands)
Real estate loans:
   One- to four-family.................   $    105,526         73.50%   $    106,422         76.50%   $    104,363         76.72%
   Construction........................         10,573          7.36           5,869          4.22           6,827          5.02
   Commercial..........................          8,076          5.63           7,318          5.26           6,458          4.75
   Multifamily residential.............          3,771          2.63           6,514          4.68           6,843          5.03
                                          ------------   -----------    ------------   -----------    ------------   -----------
      Total real estate loans..........        127,946         89.12         126,123         90.66         124,491         91.52

Commercial business loans..............          6,629          4.62           5,558          4.00           5,160          3.79
Consumer loans:
   Home equity lines of credit.........          6,764          4.71           5,651          4.06           4,747          3.49
   Loans on deposits...................          1,052          0.73             688          0.49             709          0.52
   Other...............................          1,173          0.82           1,091          0.78             923          0.68
                                          ------------   -----------    ------------   -----------    ------------   -----------
      Total consumer loans.............          8,989          6.26           7,430          5.34           6,379          4.69
                                          ------------   -----------    ------------   -----------    ------------   -----------
   Total loans.........................        143,564        100.00%        139,111        100.00%        136,030        100.00%
                                                         ===========                   ===========                   ===========

Less:
   Loans in process....................          5,152                         2,990                         3,812
   Deferred loan origination fees......            501                           520                           526
   Allowance for loan losses...........          1,411                         1,110                           830
                                          ------------                  ------------                  ------------

Total loans, net.......................   $    136,500                  $    134,491                  $    130,862
                                          ============                  ============                  ============


                                                                 At September 30,
                                          ---------------------------------------------------------
                                                       1995                          1994
                                          ---------------------------   ---------------------------
                                             Amount          Percent      Amount           Percent
                                          ------------      ---------   ----------       ----------
                                                            (Dollars in Thousands)
Real estate loans:
   One- to four-family.................   $     93,694         75.74%   $     88,619         76.14%
   Construction........................          5,667          4.58           6,567          5.64
   Commercial..........................          5,051          4.08           4,694          4.03
   Multifamily residential.............          7,367          5.96           6,806          5.85
                                          ------------   -----------    ------------   -----------
      Total real estate loans..........        111,779         90.36         106,686         91.67
Commercial business loans..............          6,030          4.87           4,717          4.05
Consumer loans:
   Home equity lines of credit.........          4,154          3.36           3,649          3.14
   Loans on deposits...................            672          0.54             530          0.46
   Other...............................          1,075          0.87             801          0.69
                                          ------------   -----------    ------------   -----------
      Total consumer loans.............          5,901          4.77           4,980          4.28
                                          ------------   -----------    ------------   -----------
   Total loans.........................        123,710        100.00%        116,383        100.00%
                                                         ===========                   ===========
Less:
   Loans in process....................          2,994                         4,094

   Deferred loan origination fees......            422                           422
   Allowance for loan losses...........            786                           726
                                          ------------                  ------------
Total loans, net.......................   $    119,508                  $    111,141
                                          ============                  ============


     One- to Four-Family Real Estate Lending. Historically, the Bank has concentrated its lending activities on the origination of loans secured by a first mortgage on existing one- to four-family residences located in its primary market area. At September 30, 1998, $105.5 million, or 73.5% of the Bank's total loans receivable, consisted of one- to four-family residential real estate loans. The Bank originated $21.3 million, $12.6 million and $18.5 million of one- to four-family residential mortgage loans during the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

     Generally, the Bank's fixed-rate one- to four-family mortgage loans have maturities ranging from ten to 30 years and are fully amortizing with monthly and bi weekly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as FHLMC ("Freddie Mac"). The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     Management implemented a residential wholesale correspondent lending program in 1998. This program enables the Bank to purchase one- to four-family residential mortgage loans from private mortgage bankers. The bank intends to confine this practice to select mortgage banking companies located only in North Carolina. The purpose of this program is to provide an additional medium by which the Bank can invest its new capital in conservative interest sensitive assets such as residential loan products with three, five, seven and ten year rate adjustments or shorter-term 15-year fixed rate loans.

     The Bank offers ARM loans at rates and terms competitive with market conditions. At September 30, 1998, $44.7 million, or 31.1% of the Bank's total loan portfolio, were subject to periodic interest rate adjustments. Substantially all of the Bank's ARM loan originations meet the underwriting standards of Freddie Mac even though the Bank originates ARM loans primarily for its own portfolio. The Bank's ARM loans typically provide for an interest rate which adjusts every year based on the one year Treasury constant maturity index and are typically based on a 30-year amortization schedule. For loans with a loan to value ratio of 80% or less, the Bank qualifies the borrowers on its ARM loans based on the initial rate. For loans with a loan to value ratio of more than 80%, the Bank qualifies the borrowers on its ARM loans based on the initial rate plus 2%. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5%, respectively. The Bank offers discounted or "teaser" initial interest rates that may be more than 2% below the interest rate to which the loan would adjust after the first year based on the market rates of interest at the time the loan was originated.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

            The Bank generally requires title insurance insuring the status of its lien or an acceptable attorney's opinion on all loans where real estate is the primary source of security. The Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

            Pursuant to underwriting guidelines adopted by the Bank's Board of Directors, the Bank can lend up to 95% of the appraised value of the property securing a one- to four-family residential loan. For loans of up to 80% of the appraised value of the property, the Bank does not require private mortgage insurance, for loans of more than 80% to up to 95% of the appraised value of the property, the Bank requires private mortgage insurance for between 20% and 30% of the amount of the loan.

            Construction Lending. The Bank originates residential construction loans to local home builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. The Bank's construction loans are generally secured by property located in the Bank's primary market area. At September 30, 1998, construction loans amounted to $10.6 million, or 7.36% of the Bank's total loan portfolio.

            The Bank's construction loans to home builders generally have fixed interest rates and are for a term of twelve months. Construction loans to individuals are typically made in connection with the granting of the permanent financing on the property. Construction loans to individuals convert to a fully amortizing adjustable- or fixed-rate loan at the end of the six month construction term; if the construction is not complete after six months, the Bank will generally modify the loan so that the term is for a period necessary to complete construction. Construction loans to builders are typically originated with a maximum loan to value ratio of 80%. Construction loans to individuals are generally originated pursuant to the same policy regarding loan to value ratios as are used in connection with loans secured by one- to four-family residential real estate.

            The Bank's construction loans to builders are made on either a pre-sold or speculative (unsold) basis. However, the Bank generally limits the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the location of the property and prior sales of homes in the development. At September 30, 1998, speculative construction loans amounted to $2.8 million.

            Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. The Bank's staff or an independent appraiser retained by the Bank, reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on a percentage of completion. Monthly payment of accrued interest is required, with all accrued interest collected at maturity.

            Construction lending affords the Bank the opportunity to charge higher interest rates with shorter terms to maturity relative to single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan with a project the value of which is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties and generally requiring personal guarantees from the principals of its corporate borrowers.

            Commercial Real Estate Lending. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At September 30, 1998, $8.1 million, or 5.63% of the Bank's total loan portfolio consisted of loans secured by commercial real estate properties. The majority of the Bank's commercial real estate properties are secured by office buildings, churches, and retail shops, which are generally located in the Bank's primary market area. The interest rates for the Bank's commercial real estate loans generally have interest rates that adjust at either one-, three-, or five-year intervals, based on the constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 5%, respectively, and are originated to amortize in a maximum of 20 years.

            The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Bank, all of which are reviewed by management. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

            Loan to value ratios on the Bank's commercial real estate loans are generally limited to 80% of the appraised value of the secured property. As part of the criteria for underwriting commercial real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.25. It is also the Bank's policy to obtain personal guarantees from the principals of its corporate borrowers on its commercial real estate loans.

            Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually have higher balances and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. Because payments on such loans are often dependent on the successful development, operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

            Multifamily Residential Real Estate Lending. The Bank originates mortgage loans secured by multifamily dwelling units (more than four units). At September 30, 1998, $3.8 million, or 2.6% of the Bank's total loan portfolio consisted of loans secured by multifamily residential real estate. The majority of the Bank's multifamily residential real estate loans are secured by apartment buildings located in the Bank's primary market area. The interest rates for the Bank's multifamily residential real estate loans generally have interest rates that adjust at either one-, three-, or five-year intervals, based on the constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 5%, respectively, and are originated to amortize in a maximum of 20 years.

            The Bank requires appraisals of all properties securing multifamily residential real estate loans. Appraisals are performed by an independent appraiser designated by the Bank, all of which are reviewed by management. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

            Loan-to-value ratios on the Bank's multifamily residential real estate loans are generally limited to 80%. As part of the criteria for underwriting multifamily residential real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.25. It is also the Bank's policy to obtain personal guarantees from the principals of its corporate borrowers on its multifamily residential real estate loans.

            Multifamily residential real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually have higher balances and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. Because payments on such loans are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

            Consumer Lending. The Bank originates a variety of consumer loans primarily on a secured basis. Consumer loans include home equity lines of credit, loans secured by savings accounts, automobiles, recreational vehicles and second mortgages, and unsecured personal loans. The Bank's home equity lines of credit are secured by a first or second mortgage on residential property, have variable interest rates that are tied to The Wall Street Journal prime lending rate (the "Prime Rate") and may adjust monthly, and generally mature in 15 years. Other consumer loans are made with fixed interest rates and have terms that generally do not exceed five years. At September 30, 1998, consumer loans amounted to $9.0 million, or 6.3% of the total loan portfolio.

            At September 30, 1998, the largest component of the consumer loan portfolio consisted of home equity lines of credit, which totaled $6.8 million, or 4.7% of the total loan portfolio. At September 30, 1998, unused commitments to extend credit under home equity lines of credit totaled $7.7 million.

            The majority of the Bank's consumer loans are made to existing customers, although the Bank actively promotes consumer loans by contacting existing customers and by other promotions and advertising directed at existing and prospective customers. The Bank's consumer loans are originated on a secured and unsecured basis, and the secured loans on rare occasions may have loan balances that exceed the value of the collateral.

            The Bank views consumer lending as an important part of its business because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. Subject to market conditions, the Bank intends to continue emphasizing consumer lending. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. Nevertheless, home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they often are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At September 30, 1998, the Bank had no consumer loans that were delinquent in excess of 90 days.

            The Bank employs strict underwriting procedures for consumer loans. These procedures include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Bank generally underwrites and originates its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.

            Commercial Business Loans. The Bank also originates commercial business loans, generally to customers who are well known to the Bank. Commercial business loans are frequently secured by real estate, although the decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral. The Bank generally requires annual financial statements from its corporate borrowers and personal guarantees from the corporate principals. The Bank also generally requires an appraisal of any real estate that secures the loan. In addition, the Bank's portfolio of commercial business loans as of September 30, 1998 includes residential acquisition and development loans ("A&D loans"), all of which were made to builders with whom the Bank has a longstanding relationship and are secured by real estate located in Gaston County. At September 30, 1998, the Bank had $6.6 million of commercial business loans which represented 4.6% of the total loan portfolio. As of September 30, 1998, unsecured commercial business loans totaled $659,000.

            The Bank's A&D loans are originated to local developers for the purpose of developing land for sale by, for example, installing roads, sewers, water and other utilities. A&D loans are secured by a lien on the property, and are typically made for a period of three years with interest rates that are tied to the Prime Rate. The Bank requires monthly interest payments during the term of the loan. The Bank's A&D loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 75% of the available lots. All of the Bank's A&D loans are secured by property located in its primary market area. In addition, the Bank obtains personal guarantees from the principals of its corporate borrowers and generally originates A&D loans to developers with whom its has established relationships.

            Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based, with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

            Maturity of Loan Portfolio. The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.


                                                   Real Estate Loans
                            ------------------------------------------------------------------
                            One- to Four-                                            Multi-          Commercial
                                Family                                               Family         Business and
                             Residential      Construction       Commercial        Residential        Consumer            Total
                            -------------     ------------       ----------        -----------      ------------      ------------
                                                                         (In Thousands)
Amounts Due:
Within 1 year.........      $        604      $      2,530      $          0      $          0      $      3,359      $      6,493
Over 1 to 2 years.....                85               482                13                 0               654             1,234
Over 2 to 3 years.....               307                 0               188                 0             1,521             2,016
Over 3 to 5 years.....             1,687                 0               618                31             2,313             4,649
Over 5 to 10 years....            17,783                 0               962               879               168            19,792
Over 10 to 20 years...            41,983             3,721             6,295             2,861             7,603            62,463
Over 20 years.........            43,077             3,840                 0                 0                 0            46,917
                            ------------      ------------      ------------      ------------      ------------      ------------
Total amount due......      $    105,526      $     10,573      $      8,076      $      3,771      $     15,618      $    143,564
                            ============      ============      ============      ============      ============      ============


            The following table sets forth the dollar amount of all loans for which final payment is not due until after September 30, 1999. The table also shows the amount of loans which have fixed rates of interest and those which have adjustable rates of interest.


                                           Fixed Rates         Adjustable Rates             Total
                                          -------------       ------------------        ------------
                                                                (In Thousands)
Real Estate Loans:
   One- to four-family residential...       $   85,838            $   19,084             $  104,922
   Construction......................            7,983                    60                  8,043
   Commercial real estate............              376                 7,700                  8,076
   Multifamily residential...........                0                 3,771                  3,771
                                            ----------            ----------             ----------

Total real estate loans..............           94,197                30,615                124,812
Commercial and consumer..............            3,120                 9,139                 12,259
                                            ----------            ----------             ----------
   Total loans.......................       $   97,317            $   39,754             $  137,071
                                            ==========            ==========             ==========


            Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Furthermore, management believes that a significant number of the Bank's residential mortgage loans are outstanding for a period less than their contractual terms because of the transitory nature of many of the borrowers who reside in its primary market area.

            Loan Solicitation and Processing. The Bank's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are real estate agents, home builders, walk-in customers, referrals and existing customers. The Bank also advertises its loan products by television and newspaper. In its marketing, the Bank emphasizes its community ties, customized personal service and an efficient underwriting and approval process. The Bank uses professional fee appraisers for most residential real estate loans and construction loans and all commercial real estate and land loans. The Bank requires hazard, title and, to the extent applicable, flood insurance on all security property.

            Mortgage loan applications are initiated by loan officers. All loans of $500,000 or more must be approved by the Board of Directors. Loans of less than $500,000 may be approved by the Bank's Loan Committee, a management committee consisting of the Bank's President and three senior lending officers. In addition, individual lending officers have lending authority up to limits established by the Board of Directors.

            Loan Originations, Sales and Purchases. The following table sets forth total loans originated and repaid during the periods indicated.


                                                                        For the Years Ended
                                                                            September 30,
                                                          ------------------------------------------------
                                                              1998              1997              1996
                                                          ------------      ------------      ------------
                                                                           (In Thousands)
Total loans receivable at beginning of period........      $   139,111       $   136,030       $   123,710
Total loan originations:
   One- to four-family residential...................           21,282            12,608            18,466
   Construction......................................           10,701             7,536             8,645
   Commercial real estate............................            1,265             1,747             1,235
   Multifamily.......................................               --                --             2,513
   Commercial business and consumer..................           19,456             9,430            10,360
                                                           -----------       -----------       -----------
Total loans originated...............................           52,704            31,321            41,219
Loans purchased......................................            8,835                --               254
Principal repayments.................................          (57,086)          (28,240)          (29,153)
                                                           -----------       -----------       -----------
Net loan activity....................................            4,453             3,081            12,320
                                                           -----------       -----------       -----------
Total loans receivable at end of period..............      $   143,564       $   139,111       $   136,030
                                                           ===========       ===========       ===========


            Loan Commitments. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from approval, depending on the type of transaction. At September 30, 1998, the Bank had loan commitments (excluding undisbursed portions of interim construction loans of $5.2 million) of $890,000 and unused lines of credit of $15.1 million.

            Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

            The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized

$231,000, $172,000 and $131,000 of deferred loan fees during the fiscal years ended September 30, 1998, 1997 and 1996, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

            Nonperforming Assets and Delinquencies. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Computer generated late notices are mailed 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and the Bank will attempt to work out a payment schedule and actively encourage delinquent borrowers to seek home ownership counseling. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

            Loans are placed on nonaccrual status generally if, in the opinion of management, principal or interest payments are not likely in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date the loan is placed on nonaccrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances can be reasonably expected.

            The Bank's Board of Directors is informed monthly of the status of all mortgage loans delinquent more than 60 days, all consumer and commercial business loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property owned by the Bank.

            The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. As of such dates, the Bank had no restructured loans within the meaning of SFAS No. 15.


                                                                                          At September 30,
                                                             -----------------------------------------------------------------------
                                                                 1998          1997           1996           1995           1994
                                                             ------------  ------------   ------------   ------------   ------------
                                                                                     (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
     One- to four-family residential.......................  $       970   $       876    $     1,053    $       778    $       904
     Multifamily residential...............................          177           183            141             --             --
     Commercial real estate................................           91            --             --             --             --
Commercial business and consumer...........................           --            --             --             --             --
Total nonaccrual loans.....................................        1,238         1,059          1,194            778            904
Accruing loans which were contractually past
  due 90 days or more......................................           --            --             --             --             --
                                                             -----------   -----------    -----------    -----------    -----------
Total nonperforming loans..................................        1,238         1,059          1,194            778            904
Real estate owned..........................................          247           247            258            426            535
                                                             -----------   -----------    -----------    -----------    -----------
Total nonperforming assets.................................  $     1,485   $     1,306    $     1,452          1,204          1,439
                                                             ===========   ===========    ===========    ===========    ===========
Nonaccrual loans and loans 90 days past due as a
     percentage of net loans...............................         0.91%         0.79%          0.91%          0.65%          0.81%
Nonaccrual loans and loans 90 days past due as a
     percentage of total assets............................         0.86%         0.76%          0.88%          0.63%          0.78%
Total nonperforming assets as a percentage of total assets.         0.71%         0.75%          0.84%          0.73%          0.95%



            Interest income that would have been recorded for the fiscal years ended September 30, 1998, 1997 and 1996 had nonaccruing loans been current in accordance with their original terms amounted to $77,000, $42,000 and $46,000, respectively. The Bank did not include any interest income on such loans for such periods.

            Real Estate Acquired in Settlement of Loans. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Pursuant to American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 92-3, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ended on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at fair value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Bank's accounting for its real estate acquired in settlement of loans complies with SOP 92-3. At September 30, 1998, the Bank had $247,000 of real estate acquired in settlement of loans.

            Restructured Loans. Under Generally Accepted Accounting Principals ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank had no restructured loans as of September 30, 1998.

            Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank.

            As of September 30, 1998, the aggregate amount of the Bank's assets classified as substandard was $2.1 million, no assets were classified as doubtful or loss, and the aggregate amount not classified but designated special mention was $384,000. As of September 30, 1997, the aggregate amount of the Bank's assets classified as substandard was $2.3 million, no assets were classified as doubtful or loss, and the aggregate amount not classified but designated special mention was $312,000. As of September 30, 1996, the aggregate amount of the Bank's assets classified as substandard was $2.3 million, no assets were classified as doubtful or loss, and the aggregate amount not classified but designated special mention was $432,000.

            Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

            In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

            The general valuation allowance is maintained to cover losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectibility cannot be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income monthly to maintain the allowances.

            At September 30, 1998, the Bank had an allowance for loan losses of $1.4 million. Management believes that the amount maintained in the allowance at September 30, 1998 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

            The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                          At and For the Fiscal Years
                                                                               Ended September 30,
                                                     ---------------------------------------------------------------------
                                                        1998           1997           1996           1995           1994
                                                     ---------      ---------      ---------      ---------      ---------
                                                                              (Dollars in Thousands)
Total loans outstanding...........................   $ 143,564      $ 139,111      $ 136,030      $ 123,710      $ 116,383
                                                     =========      =========      =========      =========      =========
Average loans outstanding.........................   $ 143,555      $ 137,149      $ 131,671      $ 119,527      $ 113,902
                                                     =========      =========      =========      =========      =========

Allowance at beginning of period..................       1,110      $     830      $     786            726            426
Provision.........................................         300            293             47             60            300
Recoveries........................................           6             --             --             --             --
Charge-offs:
  Consumer loans..................................           5             13              3             --             --
                                                     ---------      ---------      ---------      ---------      ---------
Allowance at end of period........................   $   1,411      $   1,110      $     830      $     786      $     726
                                                     =========      =========      =========      =========      =========

Allowance for loan losses as a percentage
  of total loans outstanding......................        1.03%          0.83%          0.63%          0.66%          0.65%
                                                     =========      =========      =========      =========      =========
Net loans charged off as a percentage of total
  loans outstanding...............................          --%          0.01%            --%            --%            --%
                                                     =========      =========      =========      =========      =========
Ratio of allowance to nonperforming loans.........      113.97%        104.82%         69.51%        101.03%         80.31%
                                                     =========      =========      =========      =========      =========


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                             At September 30,
                                            ----------------------------------------------------------------------------------------
                                                          Percent of                     Percent of                     Percent of
                                                        Loans in Each                  Loans in Each                   Loans in Each
                                                         Category to                    Category to                     Category to
                                             Amount      Total Loans       Amount       Total Loans        Amount       Total Loans
                                            --------     -----------      --------      -----------       --------      -----------
                                                                            (Dollars in Thousands)
Real estate loans:
  One- to four-family residential......     $   699           73.5%       $   643          76.50%         $   450          76.72%
  Construction.........................         125           7.36             55           4.22               50           5.02
  Commercial...........................         200           5.63            105           5.26               88           4.75
  Multifamily residential..............          75           2.63            100           4.68               75           5.03
Commercial and consumer................         312          10.88            207           9.34              167           8.48
                                            -------        -------        -------        -------          -------        -------
Total allowance for loan losses........     $ 1,411         100.00%       $ 1,110         100.00%         $   830         100.00%
                                            =======        =======        =======        =======          =======        =======

                                                                At September 30,
                                            -------------------------------------------------------
                                                           Percent of                    Percent of
                                                         Loans in Each                 Loans in Each
                                                          Category to                   Category to
                                             Amount       Total Loans      Amount       Total Loans
                                            --------      -----------     --------      -----------
                                                             (Dollars in Thousands)
Real estate loans:
  One- to four-family residential.......    $   436          75.74%       $   400          76.14%
  Construction..........................         50           4.58             50           5.64
  Commercial............................         75           4.08             70           4.03
  Multifamily residential...............         75           5.96             70           5.85
Commercial and consumer.................        150           9.64            136           8.33
                                            -------        -------        -------        -------
Total allowance for loan losses.........    $   786         100.00%       $   726         100.00%
                                            =======        =======        =======        =======


Investment Activities

            The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            The Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Bank's investment securities purchases typically have been limited to U.S. Government and agency securities generally with contractual maturities of between one and five years.

            The Bank's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. The Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or non-investment grade corporate bonds. Mutual funds held by the Bank may periodically engage in hedging activities and invest in derivative securities. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk and risk-based capital is also considered.

The following table sets forth the amortized cost and fair value of our investment and mortgage-backed securities, at the dates indicated.


                                                                                         At September 30,
                                                             -----------------------------------------------------------------------
                                                                            1998                                  1997
                                                             ----------------------------------    ---------------------------------
                                                             Amortized   Unrealized     Fair       Amortized  Unrealized     Fair
                                                               Cost      Gain(Loss)     Value         Cost    Gain(Loss)     Value
                                                             ---------   ----------    --------    ---------  ----------    --------
                                                                                       (In Thousands)
Investment Securities:
   U.S. Government and agency securities held to maturity..  $  15,228    $    371     $ 15,599     $ 10,407    $     18    $ 10,425
   U.S. Government and agency securities available for sale     15,047         156       15,203        1,988          22       2,010
                                                             ---------    --------     --------     --------    --------    --------
Total investment securities................................  $  30,275    $    527     $ 30,802     $ 12,395    $     40    $ 12,435
                                                             =========    ========     ========     ========    ========    ========

 Mortgage-backed securities:
   FHLMC held to maturity..................................  $   3,039    $     72     $  3,111     $  5,238    $     94    $  5,332
   FNMA held to maturity...................................      2,353          27        2,380        3,588         (18)      3,570
   GNMA held to maturity...................................        966          43        1,009        1,261          30       1,291
   FNMA available for sale.................................      1,483          (2)       1,481           --          --          --
   GNMA available for sale.................................      4,866         (12)       4,854           --          --          --
   SBA available for sale..................................      2,010           5        2,015           --          --          --
                                                             ---------    --------     --------     --------    --------    --------
Total mortgage-backed securities...........................  $  14,717    $    133     $ 14,850     $ 10,087    $    106    $ 10,193
                                                             =========    ========     ========     ========    ========    ========

Other Investments:
   US League Asset Management Fund available for sale......  $   1,459    $     37     $  1,496     $  1,375    $     14        1,38
   Federated Government Trust available for sale...........      1,163         135        1,298        3,036         228       3,264
   FHLMC stock available for sale..........................         44       2,184        2,228           44       1,542       1,586
   Municipal Bonds available for sale......................      1,040          15        1,063           --          --          --
   Municipal Bonds held to maturity........................        660           8          368           --          --          --
                                                             ---------    --------     --------     --------    --------    --------
Total other investments....................................  $   3,709    $  2,379     $  6,085     $  4,455    $  1,784    $  6,239
                                                             =========    ========     ========     ========    ========    ========

                                                                               At September 30,
                                                                      ---------------------------------
                                                                                     1996
                                                                      ---------------------------------
                                                                      Amortized  Unrealized     Fair
                                                                         Cost    Gain(Loss)     Value
                                                                      ---------  ----------    --------
                                                                           (Dollars in Thousands)
Investment Securities:
   U.S. Government and agency securities held to maturity........     $ 14,751    $    (88)    $ 14,663
   U.S. Government and agency securities available for sale......           --          --           --
                                                                      --------    --------     --------

Total investment securities......................................     $ 14,751    $    (88)    $ 14,663
                                                                      ========    ========     ========
 Mortgage-backed securities:
   FHLMC held to maturity........................................     $  6,813    $     15     $  6,828
   FNMA held to maturity.........................................        4,663         (94)       4,569
   GNMA held to maturity.........................................        1,442           7        1,449
                                                                      --------    --------     --------
   FNMA available for sale.......................................           --          --           --
   GNMA available for sale.......................................           --          --           --
   SBA available for sale........................................           --          --           --
                                                                      --------    --------     --------
Total mortgage-backed securities.................................     $ 12,918    $    (72)    $ 12,846
                                                                      ========    ========     ========
Other Investments:
   US League Asset Management Fund available for sale............         1,295   $      9     $  1,304
   Federated Government Trust available for sale.................        2,861         183        3,044
   FHLMC stock available for sale................................           44       1,073        1,117
   Municipal Bonds available for sale............................           50          --           50
   Municipal Bonds held to maturity..............................           --          --           --
                                                                      --------    --------     --------
Total other investments..........................................     $  4,250    $  1,265     $  5,515
                                                                      ========    ========     ========


     The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for our investment securities portfolio at September 30, 1998 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                        At September 30, 1998
                                      -----------------------------------------------------------------------------------------
                                        Less than 1 year         1 to 5 years        Over 5 to 10 years        Over 10 years
                                      --------------------   --------------------   --------------------   --------------------
                                                  Weighed                Weighed                Weighed                Weighed
                                      Carrying    Average    Carrying    Average    Carrying    Average    Carrying    Average
                                       Value      Yield(1)    Value      Yield(1)    Value      Yield(1)    Value      Yield(1)

                                                                       (Dollars in Thousands)
U.S. Government securities..........  $ 1,500      6.22%     $   994      6.50%     $    --        --%          --          --%

U.S. Agency securities..............    2,748      5.70       10,033      6.10       15,000      6.32           --          --
                                      -------    ------      -------    ------      -------    ------      -------      ------

Total...............................  $ 4,248      5.88%     $11,027      6.14%     $15,000      6.32%     $    --          --%
                                      =======    ======      =======    ======      =======    ======      =======      ======


                                            At September 30, 1998
                                      -------------------------------
                                               Total Securities
                                      -------------------------------
                                                  Weighed
                                      Carrying    Average      Market
                                       Value      Yield(1)     Value

                                          (Dollars in Thousands)

U.S. Government securities..........  $ 2,494      6.33%      $ 2,530

U.S. Agency securities..............   27,781      6.18        28,272
                                      -------    ------       -------

Total...............................  $30,275      6.19%      $30,802
                                      =======    ======       =======


-----------------------------
(1) Yields on tax exempt obligations have been computed on a tax equivalent basis.

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB-Atlanta may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Presently, the Bank has no other borrowing arrangements.

     Deposit Accounts. The Bank's deposit products include a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, regular passbook savings, statement savings accounts and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

     The Bank believes it is competitive in the type of accounts and interest rates it offers on its deposit products. The Bank does not seek to pay the highest deposit rates but a competitive rate. The Bank determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various FHLB-Atlanta lending programs, and the deposit growth rate the Bank is seeking to achieve.

     From time to time, the Bank may use premiums to attract new checking accounts, particularly in conjunction with new branch openings. Should they be used, these premium offers would be reflected in an increase in the Bank's advertising and promotion expense, as well as its cost of funds. The Bank also seeks business checking accounts and promotes individual retirement accounts ("IRAs") and Self Employment Plan retirement accounts to businesses.

           The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at September 30, 1998.


                                     At September 30, 1998     At September 30, 1997     At September 30, 1996
                                     ---------------------     ---------------------     ---------------------
                                                   Interest                  Interest                  Interest
Category                             Balance         Rate      Balance         Rate      Balance         Rate
                                     -------       --------    -------       --------    -------       --------
                                                                  (In Thousands)
Noninterest bearing demand          $  5,868           --%    $  3,023           --%    $  2,088           --%
Interest bearing demand               22,842         2.80       25,906         2.90       23,716         2.90
Savings accounts                      20,557         3.20       14,197         2.90       14,082         2.90
Certificates of deposit               94,623         5.40      102,318         5.60      106,089         5.80
                                    --------     --------     --------     --------     --------     --------
Total Deposits                      $143,900         4.50%    $145,444         4.60%    $145,975         5.00%
                                    ========     ========     ========     ========     ========     ========


     The following table indicates the amount of the Bank's certificate accounts with a principal balance greater than $100,000 by time remaining until maturity as of September 30, 1998.

Maturity Period                                      Certificates of Deposit
---------------                                      -----------------------
                                                         (In Thousands)

Within three months.........................              $     4,368
Three to six months.........................                    4,824
Six through twelve months...................                    3,972
Over twelve months..........................                    4,744
                                                          -----------
   Total jumbo certificates of deposit......              $    17,908
                                                          ===========

           Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                                              As of September 30,
                                  ------------------------------------------
                                      1998           1997           1996
                                  -----------     ----------     -----------
                                                (In Thousands)
Interest Rate
-------------
2.00-4.00%...................     $       399     $      172     $        24
4.01-6.00%...................          91,641         92,311          84,163
6.01-8.00%...................           2,583          9,835          21,902
                                  -----------     ----------     -----------
                                  $    94,623     $  102,318     $   106,089
                                  ===========     ==========     ===========


     Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at September 30, 1998.


                                                                                       After
Interest Rate     September 30, 1999   September 30, 2000   September 30, 2001   September 30, 2001           Total
-------------     ------------------   ------------------   ------------------   ------------------      ---------------
                                                  (In Thousands)
2.01-4.0%.........    $      399          $       --           $       --           $       --             $      399
4.01-6.0%.........        70,075              16,171                5,089                  305                 91,640
6.01-8.0%.........           622               1,066                  665                  231                  2,584
                      ----------          ----------           ----------           ----------             ----------
Total.............    $   71,096          $   17,237           $    5,754           $      536             $   94,623
                      ==========          ==========           ==========           ==========             ==========


     Deposit Activity. The following table set forth the deposit activity of the Bank for the periods indicated.


                                                                                  Year Ended September 30,
                                                       ---------------------------------------------------------------------------
                                                          1998             1997             1996            1995            1994
                                                       ---------        ---------        ---------       ---------       ---------
                                                                                       (In Thousands)
Beginning balance...................................   $ 145,444        $ 145,975        $ 141,432       $ 129,681       $ 129,600
Net increase (decrease) before interest credited....      (8,216)          (7,386)          (2,751)          5,649          (4,368)
Interest credited...................................       6,672            6,855            7,294           6,102           4,449
                                                       ---------        ---------        ---------       ---------       ---------
Net increase (decrease) in savings deposits.........      (1,544)            (531)           4,543          11,751              81
                                                       ----------       ---------        ---------       ---------       ---------
Ending balance......................................   $ 143,900        $ 145,444        $ 145,975       $ 141,432       $ 129,681
                                                       =========        =========        =========       =========       =========


     Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB-Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Atlanta functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Atlanta, the Bank is required to own capital stock in the FHLB-Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The maximum outstanding balances of the Bank's FHLB advances for the fiscal years ended September 30, 1998, 1997 and 1996 were $19.5 million, $3.8 million and $3.8 million, respectively, the average balances outstanding were $ 7.9 million, $2.3 million and $1.4 million, respectively, and the weighted average interest rates were 5.50%, 6.28% and 4.36%, respectively. The Bank's outstanding balances of FHLB advances as of September 30, 1998, 1997 and 1996, were $19.5 million, $3.5 million and $3.8 million, respectively.

Management of Market Risk

     Generally. The Bank's most significant form of market risk is interest-rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk inherent in the Bank's assets and liabilities, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by the Board of Directors. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank's Asset/Liability Committee comprises the Bank's senior management under the direction of the Board of Directors, with senior management responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Bank's net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the Bank's portfolio and the Bank's exposure limits. See "Risk Factors--Potential Effects of Changes in Interest Rates and the Current Interest Rate Environment."

     In recent years, the Bank has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of one- to four-family residential ARM loans and fixed-rate loans with maturities of 15 years or less, (2) emphasizing the origination and retention of commercial and multifamily residential real estate loans and commercial business loans with adjustable interest rates, and (3) emphasizing the origination of home equity lines of credit that have adjustable interest rates and mature in 15 years or less and other consumer loans that mature in five years or less, and (4) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position the Bank for increases in market interest rates. Management recognizes that the long-term effect of interest rate changes on the Bank's income can be substantial. Accordingly, management has increased the attractiveness of its 10 to 15 year mortgage loans with below-market rates. In addition, the Bank aggressively markets shorter term nonmortgage loans and adjustable rate home equity lines of credit.

     Net Portfolio Value. In recent years, The Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 4% (100 to 400 basis points) increases and decreases in market interest rates.

     The following table presents our NPV at September 30, 1998, as calculated by the OTS, which is based upon quarterly information voluntarily provided to the OTS by the Bank.

                                Percentage Change in Net Portfolio Value
                                ----------------------------------------
          Changes                                             Board
         in Market                Projected                  Policy
      Interest Rates             Change (1)                 Limit (2)
      --------------             ----------                 ---------
      (basis points)

          + 400                    (36.00)%                  (65.00)%
          + 300                    (27.00)%                  (45.00)%
          + 200                    (17.00)%                  (30.00)%
          + 100                     (8.00)%                  (15.00)%
              0                       0.00%                     0.00%
           (100)                      6.00%                  (15.00)%
           (200)                     12.00%                  (30.00)%
           (300)                     20.00%                  (45.00)%
           (400)                     28.00%                  (65.00)%

-------------------------
(1) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(2)  Limits are established by the Bank's Board of Directors.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

Employees

     As of September 30, 1998, the Bank had 53 full-time and 6 part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

REGULATION

     As a federally chartered SAIF-insured stock savings bank, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company, the Bank, Gaston Federal Holdings, MHC (the "Mutual Company"), the Company's parent mutual holding company, and their operations.

Federal Regulation of Savings Institutions

     Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which savings association may engage. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to a single or related group of borrowers. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, and an additional 10% of unimpaired capital and surplus if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.

     Qualified Thrift Lender Test. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

     Recent legislation has expanded the qualified thrift lender test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. The Bank satisfied the qualified thrift lender test at September 30, 1998.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended September 30, 1998 which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Community Reinvestment Act and Fair Lending Laws. Savings association share a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to complete with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Stock Company and any nonsavings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution.
If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

     Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs"), and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "--Prompt Corrective Regulatory Action."

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has postponed the date that the component will first be deducted from an institution's total capital to provide it with an opportunity to review the interest rate risk approaches taken by the other
federal banking agencies.   At September 30, 1998, the Bank met each of its
capital requirements, in each case on a fully phased-in basis.

     Thrift Charter. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. The Company cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Bank and the Company.

Prompt Corrective Regulatory Action

     Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

     The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of September 30, 1998, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

     Generally. The Mutual Company and the Company are nondiversified mutual savings and loan holding companies within the meaning of the HOLA, as amended. As such, the Mutual Company and the Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Mutual Company and the Company and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Mutual Company are generally not subject to state business organizations law.

     Permitted Activities. Pursuant to Section 10(o) of the HOLA and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company may engage in the following activities:
(i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company; one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

     The HOLA prohibits a savings and loan holding company, including the Stock Company and the Mutual Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Waivers of Dividends by the Mutual Company. OTS regulations require the Mutual Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS' reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations; and
(v) in the event the mutual holding company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the mutual holding company.

     Conversion of the Mutual Company to Stock Form. OTS regulations permit the Mutual Company to convert from the mutual to the capital stock form of organization (a "Conversion Transaction"). In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of Common Stock held by the Company's public stockholders ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to the Dividend Waiver Adjustment described below and any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

     The Dividend Waiver Adjustment would decrease the percentage of the to-be outstanding shares of common stock of the New Holding Company issued to Minority Stockholders in exchange for their shares of Common Stock to reflect (i) the aggregate amount of dividends waived by the Mutual Company and
(ii) assets other than Common Stock held by the Mutual Company. Pursuant to the Dividend Waiver Adjustment, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their shares of Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders multiplied by the Dividend Waiver Fraction. The Dividend Waiver Fraction is equal to the product of (a) a fraction, of which the numerator is equal to the Stock Company's stockholders' equity at the time of the Conversion Transaction less the aggregate amount of dividends waived by the Mutual Company and the denominator is equal to the Stock Company's stockholders' equity at the time of the Conversion Transaction, and
(b) a fraction, of which the numerator is equal to the appraised pro forma market value of the New Holding Company minus the value of the Mutual Company's assets other than Common Stock and the denominator is equal to the pro forma market value of the New Holding Company.

Federal Securities Laws

     Shares of the Company's Common Stock are registered with the SEC under
Section 12(g) of the Exchange Act. The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.


                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank.

     Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

     Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at September 30, 1996 over those established as of September 30, 1988. The amount of such reserve subject to recapture as of September 30, 1998, was approximately $940,000.

     Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain nondividend distributions or cease to maintain a bank charter. At September 30, 1998, the Bank's total federal pre-1988 reserve was approximately $4.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

     Minimum Tax.   The Code imposes an alternative minimum tax ("AMT") at a
rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1998, the Bank had no net operating loss carryforwards for federal income tax purposes.

     Corporate Dividends-Received Deduction.   The Stock Company may exclude
from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. Following completion of the Reorganization and Offering, the Mutual Company will own less than 80% of the outstanding Common Stock. As such, the Mutual Company will not be permitted to file a consolidated federal income tax return with the Stock Company and the Bank. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

     Status of Examination. The Bank's federal income tax returns have been audited by the IRS, and are closed, through the fiscal year ended September 30, 1994. The IRS has not notified the Bank of any intention to audit the Bank's federal income tax returns for any subsequent year.

State Taxation

     State of North Carolina. Under North Carolina law, the corporate income tax is 7.50% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition, for tax years beginning in 1991, 1992, 1993 and 1994, corporate taxpayers were required to pay a surtax equal to 4%, 3%, 2% and 1%, respectively, of the state income tax otherwise payable by it. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits,
(ii) investment in tangible property in North Carolina or (iii) 55% of the appraised valuation of property in North Carolina.

ITEM 2.   Properties
-------   ----------

     The following table sets forth certain information regarding the Bank's offices at September 30, 1998, all of which are owned by the Bank.

Location                     Year Opened           Approximate Square Feet      Deposits
--------                     -----------           -----------------------      --------
245 West Main Avenue                1971                   12,400             $40.0 million
Gastonia, NC  28052-4140

1670 Neal Hawkins Road              1987                    5,322              21.4 million
Gastonia, NC  28056-6429

1535 Burtonwood Drive               1976                    2,372              46.0 million
Gastonia, NC  28054-4011

233 South Main Street               1990                    4,739              35.5 million
Mount Holly, NC  28120-1620

     At September 30, 1998, the net book value of the Bank's office properties and the Bank's fixtures, furniture, and equipments was $2.2 million.

ITEM 3.   Legal Proceedings
-------   -----------------

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

ITEM 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                    PART II

ITEM 5.   Market for Company's Common Stock and Related Security Holder Matters
-------   ---------------------------------------------------------------------

     The "Market for Common Stock" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.   Selected Financial Data
-------   -----------------------

     The selected financial information for the year ended September 30, 1998 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
     Results of Operations
     ---------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

     The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

     The financial statements are contained in the Company's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     None.
                                    PART III
                                    --------


ITEM 10.  Directors and Executive Officers of the Company
--------  -----------------------------------------------

     The Company's Board of Directors is currently composed of nine members.
The Company's bylaws provide that approximately one-third of the Directors are to be elected annually. Directors of the Company are generally elected to serve for a three-year period or until their respective successors shall have been elected and shall qualify. Three Directors will be elected at the Company's Annual Meeting of Stockholders to serve for a three-year period and until their respective successors shall have been elected and shall qualify. The Board of Directors has nominated to serve as Directors, Martha B. Beal, James J. Fuller and Charles D. Massey.

     The table below sets forth certain information, as of September 30, 1998, regarding members of the Company's Board of Directors, including the terms of office of Board members. It is intended that the proxies solicited on behalf of the Board of Directors (other than proxies in which the vote is withheld as to the nominee) will be voted at the Meeting for the election of the nominee identified below. If the nominee is unable to serve, the shares represented by all such proxies will be voted for the election of such substitute as the Board of Directors may recommend. At this time, the Board of Directors knows of no reason why the nominee might be unable to serve, if elected. Except as indicated herein, there are no arrangements or understandings between the nominee and any other person pursuant to which such nominee was selected.


                        Position(s) Held With                  Director       Current       Beneficially    Percent of
        Name                the Company          Age         Since/(1)/    Term Expires        Owned          Class
----------------------  ---------------------  --------      ----------    ------------     ------------    ----------
                                                      NOMINEES
Martha B. Beal                Director            67             1993          1999            23,752           *
James J. Fuller               Director            55             1972          1999             6,872           *
Charles D. Massey             Director            61             1971          1999            13,000           *

                                                  OTHER BOARD MEMBERS

Senator David W. Hoyle        Chairman            59             1975          2000            36,107           *
Ben R. Rudisill, II           Vice Chairman       55             1977          2000            16,730           *
Robert W. Williams, Sr.       Director            70             1975          2000            16,362           *
William H. Keith              Director            70             1991          2001             3,000           *
Eugene R. Matthews, II        Director            41             1998          2001             5,591           *
Kim S. Price                  President, Chief    42             1997          2001            11,946           *
                                Executive
                              Officer and
                                Director

                                       EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Gary F. Hoskins               Vice President,     35              N/A           N/A             7,733           *
                              Treasurer and
                              Chief Financial
                              Officer

Paul L. Teem, Jr.             Executive Vice      50              N/A           N/A            12,154           *
                              President, Chief
                              Operations
                              Officer and
                              Secretary

-----------------
*       Less than 1%
/(1)/ Reflects initial appointment to the Board of Directors of Gaston Federal Bank or its predecessors.

     The business experience for the past five years for each of the Company's directors and executive officers is as follows:

     Martha B. Beal was the Vice President, Secretary and Financial Officer of Chelsea House, Inc., a manufacturer of decorative arts, accessories and furniture from 1973 until her retirement in 1998.

     James J. Fuller is the President of Mount Holly Furniture Company, Inc., and has served in that position since 1972.

     Charles D. Massey is the Director of Information Services of The Massey Company, Inc., a wholesale industrial distributor and has served in various positions with The Massey Company, Inc. since 1957.

     Senator David W. Hoyle is a North Carolina State Senator and has served in that position since 1993. Prior to that, Senator Hoyle was a self-employed real estate developer and investor.

     Ben R. Rudisill, II is the President of Rudisill Enterprises, Inc., a wholesale beverage distributor and has served in that position since 1976.

     Robert W. Williams, Sr. served as President and Chief Executive Officer of Gaston Federal Savings and Loan Association from 1975 to August 1997 and served as Vice Chairman of the Board of Directors from August 1997 to March 31, 1998.

     William H. Keith is retired and was a Senior Vice President and Area Executive for First Union National Bank of North Carolina from 1959 to 1988.

     Eugene R. Matthews, II is a Senior Vice President of Belk, Inc., a department store chain, and has served in that position since 1980.

      Kim S. Price is the President and Chief Executive Officer of Gaston Federal Bank and has served in that position since August 1997. From 1991 to 1997 Mr. Price served as Vice President for Loan Production for First National Bank of Shelby.

     Gary F. Hoskins has served as Vice President, Treasurer and Chief Financial Officer of the Bank since August 1997. Prior to that Mr. Hoskins served as a Senior Vice President, Secretary, Treasurer and Chief Financial Officer of Cherryville Federal Savings and Loan Association from 1995 to 1997. From 1986 to 1995, Mr. Hoskins served as a Thrift Examiner for the OTS.

     Paul L. Teem, Jr. has served as Executive Vice President, Secretary and Chief Operations Officer of the Bank since 1983.

ITEM 11.  Executive Compensation
--------  ----------------------

Summary Compensation Table

     The following table sets forth for the year ended September 30, 1998, certain information as to the total remuneration paid by the Bank to the Chief Executive Officer of the Company.

                                 Annual Compensation                            Long-Term Compensation
                        -----------------------------------  -----------------------------------------------------------
                                                                      Awards                       Payouts
                                                             ----------------------     --------------------------------
                                                                Other
                          Year                                  Annual     Restricted   Options/             All Other
    Name and              Ended                              Compensation    Stock        SARS     LTIP    Compensation
Principal Position      9/30/(1)/  Salary/(2)/   Bonus/(3)/     /(4)/        Awards       /(5)/   Payouts     /(5)/
------------------      ---------  -----------   ----------  ------------  ----------   --------  -------  ------------
Kim S. Price               1998      $107,664      $25,000       --            --         --        --        $ 1,786

-----------------------------------------------
/(1)/ In accordance with the rules on executive officer and director compensation disclosure adopted by the SEC, Summary Compensation information is excluded for the fiscal years ended September 30, 1997 and 1996, as the Bank was not a public company during such periods.
/(2)/ Includes compensation deferred at the election of executives pursuant to the 401(k) plan of the Bank.
/(3)/ Includes bonuses deferred at the election of executives pursuant to the
      401(k) plan of the Bank.
/(4)/ The Bank provides certain members of senior management with certain other personal benefits, the aggregate value of which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each officer. The value of such persons/benefits is not included in this table.
/(5)/ Includes employer contributions to the Bank's 401(k) Plan on behalf of Named Executive Officers.

Employment Agreement

     The Bank has entered into an employment agreement with President and Chief Executive Officer, Kim S. Price, which provides for a term of 36 months. On each anniversary date, the agreement may be extended for an additional 12 months, so that the remaining term shall be 36 months. If the agreement is not renewed, the agreement will expire 36 months following the anniversary date. At October 1, 1998, the Base Salary for Mr. Price was $120,000. The Base Salary may be increased but not decreased. In addition to the Base Salary, the agreement provides for, among other things, participation in stock benefit plans and other employee and fringe benefits applicable to executive personnel. The agreement provides for termination by the Bank for cause at any time. In the event the Bank terminates the executive's employment for reasons other than for cause, or in the event of the executive's resignation from the Bank upon (i) failure to re-elect the executive to his current offices, (ii) a material change in the executive's functions, duties or responsibilities, or relocation of his principal place of employment by more than 30 miles, (iii) liquidation or dissolution of the Bank, or (iv) a breach of the agreement by the Bank, the executive, or in the event of death, his beneficiary would be entitled to severance pay in an amount equal to three times the annual rate of Base Salary (which includes any salary deferred at the election of Mr. Price) at the time of termination, plus the highest annual cash bonus paid to him during the prior three years. The Bank would also continue the executive's life, health, dental and disability coverage for the remaining unexpired term of the agreement. In the event the payments to the executive would include an "excess parachute payment" as defined by Code Section 280G (relating to payments made in connection with a change in control), the payments would be reduced in order to avoid having an excess parachute payment.

     The executive's employment may be terminated upon his attainment of normal retirement age (i.e., age 65) or in accordance with any retirement policy established by the Bank (with Mr. Price's consent with respect to him). Upon Mr. Price's retirement, he will be entitled to all benefits available to him under any retirement or other benefit plan maintained by the Bank. In the event of the executive's disability for a period of six months, the Bank may terminate the agreement provided that the Bank will be obligated to pay the executive his Base Salary for the remaining term of the agreement or one year, whichever is longer, reduced by any benefits paid to the executive pursuant to any disability insurance policy or similar arrangement maintained by the Bank. In the event of the executive's death, the Bank will pay his Base Salary to his named beneficiaries for one year following his death, and will also continue medical, dental, and other benefits to his family for one year.

     The employment agreement provides that, following termination of employment, the executive will not compete with the Bank for a period of one year, provided, however, that in the event of a termination in connection with a change in control within the meaning of Home Owners' Loan Act, as amended, and the rules and regulations thereunder, the noncompete provisions will not apply.

Compensation of Directors

     Fees. During the fiscal year ended September 30, 1998, nonemployee Directors of the Bank received a retainer fee of $12,000 ($15,600 for the Chairman), plus a fee of $300 per Board meeting attended, $400 per meeting for attendance at Executive Committee meetings and $300 per meeting for all other committee meetings.

     Deferred Compensation and Income Continuation Agreement. In May 1986 the Bank entered into nonqualified deferred compensation agreements ("DCA") for the benefit of Directors Hoyle, Williams, Rudisill, Fuller, Massey and former Director B. Frank Matthews, II. The DCAs provide each director with the opportunity to defer up to $20,000 of their usual compensation into the DCA. In the event of a director's termination of employment, amounts credited to his account under the DCA will be paid to him in 120 equal monthly installments beginning not later than the sixth month following the end of the Bank's year in which the director reaches age 70. In the event of death, amounts under the DCA will be paid to the director's designated beneficiaries. The DCA is an unfunded plan for tax purposes and for purposes of ERISA. All obligations arising under the DCA are payable from the general assets of the Bank. In October 1998, Mr. Matthews and Mr. Williams will receive the first of what will be 120 monthly payments of $1,026 each under the DCA.

     Supplemental Executive Retirement Plan. In February 1992 the Bank entered into nonqualified supplemental retirement agreements ("SRA") for Directors Keith, Williams, Massey, Hoyle, Fuller, Rudisill, and former Director Matthews. The SRAs directors provide for an annual benefit that ranges from $1,275 to $5,100. Monthly benefits are provided for designated beneficiaries of directors who die before or after age 70. Amounts not paid to the director, beneficiaries or spouse are paid to the estate of the director in a lump sum. Benefits under the SRA are forfeited if the director's service is terminated for cause. The SRA is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the SRA are payable from the general assets of the Bank. In November 1997 Mr. Matthews received the first of what will be 180 monthly payments of $1,300 under the SRA. In January 1998, Mr. Williams received the first of what will be 180 monthly payments of $297.50 under the SRA. In July 1998, Mr. Keith received the first of what will be 180 monthly payments of $106.25 under the SRA.

Defined Benefit Pension Plan

     The Bank maintains the Financial Institutions Retirement Fund, which is a qualified, tax-exempt defined benefit plan ("Retirement Plan"). All employees age 20 or older who have worked at the Bank for a period of 5 months are eligible for membership in the Plan for vesting purposes; however, only employees that have been credited with 1,000 or more hours of service with the Bank during the year are eligible to accrue benefits under the Retirement Plan. The Bank annually contributes an amount to the Retirement Plan necessary to satisfy the actuarially determined minimum funding requirements in accordance with the Employee Retirement Income Security Act ("ERISA").

     The regular form of all retirement benefits (normal, early or disability) is guaranteed for the life of the retiree, but not less than 120 monthly installments. An optional form of benefit may be selected. These optional forms include various annuity forms as well as a lump sum payment after age 55. Benefits payable upon death may be made in a lump sum, installments over 10 years, or a lifetime annuity. For a married participant, the normal form of benefit is a joint and survivor annuity where, upon the participant's death, the participant's spouse is entitled to receive a benefit equal to 50% of that paid during the participant's lifetime.

     The normal retirement benefit payable at age 65 with 25 years of service, is an amount equal to 45% of a participant's average compensation based on the average of the five years providing the highest average. A reduced benefit is payable upon retirement at age 65 with less than 25 years of service and at or after completion of five years of service. For the plan year ended June 30, 1997, the Bank made a contribution to the Retirement Plan of $75,700.

     The following table indicates the annual retirement benefit that would be payable under the Retirement Plan upon retirement at age 65 in calendar year 1998, expressed in the form of a single life annuity for the average salary and benefit service classifications specified below.


  Highest Five-Year   Years of Service and Benefit Payable at Retirement(1)
      Average        ------------------------------------------------------
    Compensation       15        20      25       30        35        40
    ------------     -------  -------  -------  -------   -------   -------
      $50,000        $13,500  $18,000  $22,500  $22,500   $22,500   $22,500
      $75,000        $20,300  $27,000  $33,800  $33,800   $33,800   $33,800
     $100,000        $27,000  $36,000  $45,000  $45,000   $45,000   $45,000
     $125,000        $33,800  $45,000  $56,300  $56,300   $56,300   $56,300
     $150,000        $40,500  $54,000  $67,500  $67,500   $67,500   $67,500

____________________________

(1) No additional credit is received for years of service in excess of 25, however, increases in compensation after 25 years will generally cause an increase in benefits.

    As of September 30, 1998, Mr. Kim S. Price had one year of credited service (i.e., benefit service), under the plan. In May 1998, Mr. Robert W. Williams received a lump sum benefit of $427,122 under the plan.

Supplemental Executive Retirement Plan

     The Bank entered into a nonqualified supplemental retirement agreement ("SRA") with Mr. Robert W. Williams, as an executive of the Bank. The SRA for Mr. Williams provides an annual retirement benefit of $5,249 payable in equal monthly installments over a period of 180 months, commencing on or after age 70. Monthly benefits are provided for Mr. Williams' designated beneficiary(ies) if he dies before or after age 70. Amounts not paid to Mr. Williams, his beneficiary(ies) or spouse are paid to his estate in a lump sum. Benefits under the SRA are forfeited if Mr. Williams' service is terminated for cause. The SRA is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the SRA are payable from the general assets of the Bank. In January 1998, Mr. Williams received the first of what will be 180 monthly payments of $437.42 under this SRA.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The Common Stock of the Company is registered with the Securities and Exchange Commission (the "SEC") pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The officers and directors of the Company and beneficial owners of greater than 10% of the Company's Common Stock ("10% beneficial owners") are required to file reports on Forms 3,4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company's Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company's Common Stock to file a Form 3, 4, or 5 on a timely basis. All of the Company's officers and directors filed these reports on a timely basis.

ITEM 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     The Company offers to directors, officers, and employees real estate mortgage loans secured by their principal residence. All loans to the Company's directors, officers and employees are made on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions, and do not involve more than minimal risk of collectibility.

                                    PART IV
                                    -------

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

     (a)(1)  Financial Statements
             --------------------

     The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

             (A)  Report of Independent Auditors

             (B)  Consolidated Statements of Condition

             (C)  Consolidated Statements of Operations

             (D)  Consolidated Statements of Changes in Equity

             (E)  Consolidated Statements of Cash Flows

             (F)  Notes to Consolidated Financial Statements

     (a)(2)  Financial Statement Schedules
             -----------------------------

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (b)  Reports on Form 8-K
          -------------------

     The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1998.

     (c)  Exhibits
          --------

     3.1 Stock Holding Company Charter of Gaston Federal Bancorp, Inc. (incorporated herein by reference to the Company's registration statement on SB-2, file No. 333-42951 (the "SB-2"))

     3.2 Bylaws of Gaston Federal Bancorp, Inc. (incorporated herein by reference to the Company's SB-2)

     4              Form of Stock Certificate of Gaston Federal Bancorp, Inc.
                    (incorporated herein by reference to the Form SB-2)

     10.1 Employment Agreement with Kim S. Price (incorporated herein by reference to the Company's SB-2)

     10.2 Deferred Compensation and Income Continuation Agreement (incorporated herein by reference to the Company's SB-2)

     10.3 Employee Stock Ownership Plan (incorporated herein by reference to the Company's SB-2)

     10.4 Supplemental Executive Retirement Plan (incorporated herein by reference to the Company's SB-2)

     13             Annual Report to Stockholders

     21             Subsidiaries of the Company

     27             EDGAR Financial Data Schedule

                                   Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Gaston Federal Bancorp, Inc.



Date: December 24, 1998          By:  /s/ Kim S. Price
                                      -----------------------------------
                                      Kim S. Price
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Kim S. Price             By: /s/ Gary F. Hoskins
   ---------------------------      -----------------------------------
   Kim S. Price                     Gary F. Hoskins
   President, Chief Executive       Vice President, Treasurer and
   Officer and Director             Chief Financial Officer
   (Principal Executive Officer)    (Principal Financial and Accounting
                                    Officer)

Date: December 24, 1998          Date: December 24, 1998


By: /s/ David W. Hoyle           By: /s/ Ben R. Rudisill, II
   ---------------------------      -----------------------------------
   David W. Hoyle                   Ben R. Rudisill, II
   Chairman                         Vice Chairman

Date: December 24, 1998          Date: December 24, 1998


By: /s/ Martha B. Beal           By: /s/ Charles D. Massey
   ---------------------------      -----------------------------------
   Martha B. Beal                   Charles D. Massey
   Director                         Director

Date: December 24, 1998          Date: December 24, 1998

By: /s/ James J. Fuller          By: /s/ Eugene R. Matthews, II
   ---------------------------      -----------------------------------
   James J. Fuller                  Eugene R. Matthews, II
   Director                         Director

Date: December 24, 1998          Date: December 24, 1998


By: /s/ William H. Keith         By: /s/ Robert W. Williams, Sr.
   ---------------------------      -----------------------------------
   William H. Keith                 Robert W. Williams, Sr.
   Director                         Director

Date: December 24, 1998          Date: December 24, 1998