Form 10QSB
period 1998-12-31
GASTON FEDERAL BANCORP INC
filed 1999-02-10
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                         Commission File Number 0-23971

                          GASTON FEDERAL BANCORP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         United States                                        56-2063438
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

            245 West Main Avenue, Gastonia, North Carolina 28052-4140
            ---------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (704)-868-5200
                                                           --------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

      Indicate by check |X| whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes |X|     No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,455,500 shares of the Registrant's common stock outstanding as of February 3, 1999.

GASTON FEDERAL BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

      Item 1.   Consolidated Financial Statements.......................      3

         Consolidated Statements of Financial Condition.................      3

         Consolidated Statements of Operations for the three
            months ended December 31, 1998 and 1997.....................      4

         Consolidated Statements of Comprehensive Income of the three
            months ended December 31, 1998 and 1997.....................      5

         Consolidated  Statements  of Cash Flows for the three months
            ended December 31, 1998 and 1997............................      6

         Notes to Consolidated Financial Statements.....................      7

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................      8

PART II. OTHER INFORMATION..............................................     12

PART I. FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

                                                                    December 31,   December 31,
                                                                        1998           1997
                                                                    -----------    -----------
                                                                    (Unaudited)    (Unaudited)
                                                                           (In Thousands)
Assets
Cash and due from banks ..........................................    $  3,251       $  2,272
Interest-earning bank balances ...................................         734          2,625
                                                                      --------       --------
Cash and cash equivalents ........................................       3,985          4,897
Investment securities available-for-sale, at fair market .........      26,689          8,622
Investment securities held-to-maturity, at amortized cost ........      14,616         10,030
Mortgage-backed securities available-for-sale, at fair value .....       7,151              0
Mortgage-backed securities held-to-maturity, at amortized cost ...       5,796          9,547
Loans, net .......................................................     156,222        134,530
Premises and equipment, net ......................................       2,296          2,184
Accrued interest receivable ......................................         975            878
Federal Home Loan Bank stock .....................................       1,375          1,276
Other assets .....................................................       1,813          1,473
                                                                      --------       --------
  Total assets ...................................................    $220,918       $173,437
                                                                      ========       ========

Liabilities and Equity
Deposits .........................................................    $148,992       $146,306
Advances from borrowers for taxes and insurance ..................         388            690
Advances from Federal Home Loan Bank .............................      27,500          3,500
Other liabilities ................................................       2,363          1,518
                                                                      --------       --------
  Total liabilities ..............................................     179,243        152,014

Retained earnings (substantially restricted) .....................      21,731         20,147
Capital stock and paid in capital, net of $1,578 ESOP loan .......      18,132              0
Unrealized gain on securities available-for-sale, net of tax .....       1,812          1,276
                                                                      --------       --------
  Total equity ...................................................      41,675         21,423
                                                                      --------       --------

Total liabilities and equity .....................................    $220,918       $173,437
                                                                      ========       ========

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)

                                                                Three Months
                                                             Ended December 31,
                                                             ------------------
                                                              1998       1997
                                                              -----      -----
                                                           (in thousands, except
                                                               per share data)
Interest income
Loans ..................................................   $    2,850   $  2,731
Investment securities ..................................          672        334
Mortgage-backed and related securities .................          186        164
                                                           ----------   --------
  Total interest income ................................        3,708      3,229

Interest Expense
Deposits ...............................................        1,580      1,686
Borrowed funds .........................................          307         52
                                                           ----------   --------
Total interest expense .................................        1,887      1,738
                                                           ----------   --------

Net interest income ....................................        1,821      1,491

Provision for loan losses ..............................           15         75
                                                           ----------   --------

  Net interest income after provision for loan losses ..        1,806      1,416

Noninterest Income
Service charges on deposit accounts ....................           75         59
Loan fees and related income ...........................           51         20
Gain on sale of securities .............................            6         80
Gain on sale of assets .................................            0          0
Other income ...........................................           91         58
                                                           ----------   --------
  Total noninterest income .............................          223        217

Noninterest Expense
Compensation and benefits ..............................          676        601
Occupancy and equipment expense ........................           86         94
Other expenses .........................................          441        341
                                                           ----------   --------
  Total noninterest expense ............................        1,203      1,036

Income before income taxes .............................          826        597

Provision for income taxes .............................          300        219
                                                           ----------   --------

Net income .............................................   $      526   $    378
                                                           ==========   ========

Earnings per share .....................................   $     0.12         NA

Weighted average outstanding shares ....................    4,484,600         NA

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

                                                                              Three Months Ended
                                                                                  December 31,
                                                                                ---------------
                                                                                 1998     1997
                                                                                ------   ------
                                                                                 (in thousands)

Net income ..................................................................   $  526   $  378
Other comprehensive income, net of tax:
    Unrealized gains on securities:
        Unrealized holding gains arising during  period .....................      278      185
        Less: Reclassification adjustment for gains included in net income ..        4        8
                                                                                ------   ------
    Other comprehensive income ..............................................      274      177

Comprehensive income ........................................................   $  800   $  555

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                         --------------------
                                                                                           1998        1997
                                                                                         --------    --------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net income .........................................................................   $    526    $    378
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ......................................................         15          75
      Depreciation ...................................................................        138          46
      Loss (gain) on sale of investment securities ...................................         (6)        (80)
      Loss (gain) on sale of other assets ............................................          0           0
      Decrease (increase) in other assets ............................................        149        (218)
      Increase (decrease) in other liabilities .......................................         59        (384)
                                                                                         --------    --------

        Net cash provided (used) by operating activities .............................        881        (183)
                                                                                         --------    --------

Cash flows from investing activities:
  Net increase in loans made to customers ............................................    (19,657)       (101)
  Proceeds from sale of investment securities ........................................      2,000         970
  Proceeds from maturities of investment securities ..................................        975       2,456
  Purchases of investments ...........................................................     (5,483)     (3,360)
  Maturities and prepayments of mortgage-backed securities ...........................      1,235         540
  Purchases of mortgage-backed securities ............................................     (1,485)          0
  Net cash flows from other investing activities .....................................       (286)        (91)
                                                                                         --------    --------

        Net cash provided by (used in) investment activities .........................    (22,701)        414
                                                                                         --------    --------

Cash flows from financing activities:
  Net increase (decrease) in deposits ................................................      5,091       1,010
  Net increase (decrease) in borrowed money ..........................................      8,000           0
  Increase (decrease) in advances from borrowers for insurance and taxes .............       (340)       (969)
  Dividends paid on common stock .....................................................       (225)          0
  Repurchase of common stock .........................................................       (519)          0
  Net proceeds from sale of common stock .............................................          0           0
                                                                                         --------    --------

        Net cash provided by (used in) financing activities ..........................     12,007          41
                                                                                         --------    --------


Net increase (decrease) in cash and cash equivalents .................................     (9,813)        272

Cash and cash equivalents at beginning of period .....................................     13,798       4,625
                                                                                         --------    --------

Cash and cash equivalents at end of period ...........................................   $  3,985    $  4,897
                                                                                         ========    ========

                   GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

      In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Gaston Federal Bank (the "Bank"). Operating results for the three month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for future periods.

      The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the consolidated financial statements of the Company as of and for the years ended September 30, 1998 and 1997, filed as part of the Company's annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

Note B - Plan of Reorganization and Stock Offering

      On April 9, 1998, the Bank converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank and became the wholly-owned subsidiary of Gaston Federal Bancorp, Inc., a Federal corporation (the "Reorganization"). The Company was incorporated on March 18, 1998, to serve as the Bank's holding company, and prior to April 9, 1998, had no operations and insignificant assets and liabilities. In addition, the Company sold 2,113,355 shares of its common stock to the Bank's customers for $10.00 per share (the "Offering"), and issued 2,383,145 shares of its common stock to Gaston Federal Holdings, MHC (the "Mutual Holding Company"), a federal mutual holding company formed as part of the Reorganization. At the conclusion of the Offering, the Mutual Holding Company owned 53.0% of the Company's outstanding shares of common stock and purchasers in the Offering owned 47.0%. Gross proceeds of the Offering totaled $21,133,550, expenses totaled approximately $853,000, and purchases by the Bank's employee stock ownership plan formed in connection with the Offering totaled $1,690,680 for net proceeds of approximately $18,590,000.

Note C - Earnings per Share

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarter ended December 31, 1998, earnings per share has been computed based upon the weighted average common shares outstanding of 4,484,600. Earnings per share for the quarter ended December 31, 1997, is not presented since there was no common stock issued or outstanding.

The Company has no outstanding potential stock as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, and results of the Company's business include, but are not limited to, changes in economic conditions, changes in interest rates, and changes in laws and regulations. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Statements included in this report should be read in conjunction with the Company's Annual Report on Form 10-KSB and are incorporated into this discussion by this reference.

Comparison of Financial Condition

      Assets. Total assets of the Company increased by $47.5 million, or 27.4%, from $173.4 million as of December 31, 1997, to $220.9 million as of December 31, 1998. One reason for the increase was the receipt of $18.6 million in net proceeds from the stock offering. Also, various leverage strategies totaling $24.0 million were implemented whereby borrowed funds were used to purchase investment and mortgage-backed securities and to fund loans. As a result of the stock conversion and leverage strategies, investment securities increased by $22.6 million, or 121.5%, from $18.7 million to $41.3 million, and mortgage-backed securities increased $3.4 million, or 35.6% from $9.5 million to $12.9 million. Management plans that from time to time it may continue to pursue attractive leverage strategies, which will increase the Company's total assets. Loans receivable, net, increased by $21.7 million, or 16.1%, from $134.5 million to $156.2 million due, in part, to the addition of our wholesale lending department. Residential mortgage loans increased by $17.2 million, or 16.2% and commercial business and consumer loans increased by $5.2 million, or 33.4%. Management plans to continue to grow the loan portfolio in a safe and sound manner with an emphasis on short-term, high-yielding non-mortgage loans.

      Total assets of the Company increased by $12.9 million, or 6.2%, from $208.0 million as of September 30, 1998, to $220.9 million as of December 31, 1998. This increase was primarily due to a $19.7 million, or 14.4%, increase in net loans and a $3.7 million or 8.2% increase in investment and mortgage backed securities. These increases were offset by a $9.7 million decrease in cash and cash equivalents.

      Liabilities. Total liabilities increased by $27.2 million, or 17.9%, from $152.0 million as of December 31, 1997, to $179.2 million as of December 31, 1998. The primary reason for the change was a $24.0 million increase in borrowed money from $3.5 million to $27.5 million. This increase in borrowed money was used as part of a leverage strategy in which the funds were used to purchase investment and mortgage-backed securities and to fund loans. The borrowed money is comprised of various callable and fixed-term Federal Home Loan Bank advances at fixed interest rates ranging from 4.69% to 5.75%. Total deposits increased by $2.7 million, or 1.8%, from $146.3 million to $149.0 million. This increase was primarily the result of the introduction of a new menu of personal and business demand accounts, which have been marketed aggressively in order to gain market share in the local community. Management plans to continue in its efforts to gain deposit market share through new product innovation and aggressive marketing.

      Total liabilities increased by $12.8 million, or 7.7%, from $166.4 million as of September 31, 1998, to $179.2 million as of December 31, 1998. The primary reason for the increase was an $8.0 million increase in borrowed money and a $5.1 million increase in deposits.

      Equity. Total equity increased by $20.3 million, or 94.5%, from $21.4 million as of December 31, 1997, to $41.7 million as of December 31, 1998. This increase was primarily due to the receipt of $18.6 million in net proceeds from the sale of stock, $1.9 million in earnings, and a $536,000 increase in the unrealized gain on securities classified as available-for-sale. This increase was partly offset by the payment of $225,000 in dividends ($0.05 per share) and the repurchase of 31,000 shares of common stock for $519,000.

      Total equity increased by $105,000, or 0.25%, from $41.6 million as of September 30, 1998, to $41.7 million as of December 31, 1998. During the quarter, the Company paid dividends of $225,000, repurchased $519,000 of the Company's common stock, earned $526,000 in net income and recognized a $274,000 increase in unrealized gains on investments designated as available-for-sale.

Comparison of Results of Operations for the Three Months Ended December 31, 1997 and 1998

      General. Net income for the Company for the three months ended December 31, 1998, amounted to $526,000, as compared to $378,000 for the three months ended December 31, 1997. This represents an increase of $148,000, or 39.2%.

      Net interest income. Net interest income amounted to $1.8 million for the three months ended December 31, 1998, as compared to $1.5 million for the three months ended December 31, 1997. This represents an increase of $330,000, or 22.1%. This increase was due to a $479,000 increase in total interest income that was offset by a $149,000 increase in interest expense. Interest income improved as a result of an increase in the amount of interest-earning assets. This increase was due to the deployment of $18.6 million from the proceeds of the stock offering and the investment of $24.0 million in additional borrowed money. The increase in interest expense was primarily due to the $24.0 million increase in borrowed money. This resulted in a $255,000 increase in interest expense. Interest expense on deposits decreased by $106,000, despite a $2.7 million increase in total deposits. This was primarily due to a reduction in the rate of interest paid on deposit accounts during the period.

      Provision for loan losses. The provision for loan losses amounted to $15,000 for the three months ended December 31, 1998, as compared to $75,000 for the three months ended December 31, 1997. This represents a decrease of $60,000. The ratio of loan loss reserves to gross loans was 0.90% as of December 31, 1998, and 0.87% as of December 31, 1997. The provision for loan losses is expected to increase as the Company grows its loan portfolio.

      Noninterest income. Total noninterest income amounted to $223,000 for the three months ended December 31, 1998, as compared to $217,000 for the three months ended December 31, 1997. This represents an increase of $6,000, or 2.8%. Gains on sale of assets amounted to $6,000 in 1998 and $80,000 in 1997. Without these nonrecurring items, noninterest income would have increased by $80,000, or 58.4%. This increase was primarily due to additional fee income derived from loan and deposit products and commissions on the sale of financial products through the Bank's wholly owned subsidiary.

      Noninterest expense. Total noninterest expense amounted to $1.2 million for the three months ended December 31, 1998, as compared to $1.0 million for the three months ended December 31, 1997. This represents an increase of $167,000 or 16.1%. This difference was primarily due to an increase in the number of personnel, increased cost of professional services as a result of being a public company, and additional expenses associated with implementing new products and services.

      Income taxes. Income taxes amounted to $300,000, or 36.3% of taxable income, for the three month period ended December 31, 1998, as compared to $219,000, or 36.7% of taxable income, for the three month period ended December 31, 1997. This represents an increase of $81,000, or 37.0%. This difference was primarily due to a $229,000 increase in net income before taxes for the three months ended December 31, 1998.

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

      The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments having maturities of five years or less. Current OTS regulations require that a savings bank maintain liquid assets of not less that 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At December 31, 1998, the Bank's liquidity, as measured for regulatory purposes, was 20.9%, or $25.0 million in excess of the minimum OTS requirement.

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of December 31, 1998, Gaston Federal Bank's level of capital substantially exceeded all applicable regulatory requirements.

The Year 2000

Like many financial institutions, the Bank relies upon computers for conducting its daily operations. There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year and, as a consequence, there may be widespread computer malfunctions. Since the Bank processes all of its loan, deposit, and accounting operations on an internal data processing system, the Year 2000 issue could have a material adverse effect on the operations of the Bank if proper modifications and conversions are not made in a timely manner. As a result, Management has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000, and has developed a Year 2000 Plan to modify or replace the affected systems and test them for Year 2000 readiness. To date, the Company has taken the following actions to mitigate the potential effects of the Year 2000 issue:

o The Bank has upgraded its mainframe computer system (including hardware and software) to be Year 2000 ready. Management has successfully tested the new computer system to ensure that there were no material Year 2000 problems;

o The Board of Directors has adopted a Year 2000 Plan that has been implemented by Management. The Plan addresses the overall status of the Year 2000 project, details the Bank's contingency plan, describes mission critical systems and non-mission critical systems, and identifies test dates. The Company also has a written Year 2000 Business Resumption Contingency Plan which contains all mission critical systems and services and details policy, public relations statements, and workaround procedures for each system.

      A general contingency plan has been developed for non-mission critical systems;

o The Board of Directors has engaged an outside technology consultant to assist Management in identifying any and all exposures that the Bank may have and help make all appropriate changes necessary to allow a smooth transition to the new millennium. The technology consultant will also coordinate the Bank's Year 2000 contingency planning;

o The Company has established a Year 2000 Committee consisting of members of senior management that currently meets on a weekly basis to discuss progress on the Year 2000 Plan; and

o A Year 2000 budget has been developed which estimates the cost associated with Year 2000 readiness to be less than $200,000. To date, the Company has expensed approximately $150,000 on Year 2000 readiness, including $125,000 for a new mainframe computer system (hardware and software) which is being depreciated over a three-year period.

      While the Bank expects to complete its Year 2000 plan on a timely basis, there can be no assurance that the systems of the other companies on which the Bank's systems may rely also will be completed in a timely fashion. The failure of such outside entities to address the Year 2000 issue adequately could have an adverse effect on the Bank's ability to conduct its business. Workaround procedures for these possible scenarios are detailed in the Company's Year 2000 Business Resumption Contingency Plan.

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

Submission of Matters to a Vote of Security Holders

      There were no meetings of the Company's stockholders during the fiscal quarter ended December 31, 1998.

Exhibits and Report on Form 8-K.

      No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       GASTON FEDERAL BANCORP, INC.


Date: February 12, 1999                By: /s/ Kim S. Price
                                           -------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer


Date: February 12, 1999                By: /s/ Gary F. Hoskins
                                           -------------------------------------
                                           Gary F. Hoskins
                                           Treasurer and Chief Financial Officer