Form 10QSB
period 1999-03-31
GASTON FEDERAL BANCORP INC
filed 1999-05-12
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,496,334 shares of the Registrant's common stock outstanding as of May 6, 1999.

GASTON FEDERAL BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements.............................   2

           Consolidated Statements of Financial Condition as of
                 March 31, 1999 and September 30, 1998......................   2

           Consolidated Statements of Operations for the three and six
               months ended March 31, 1999 and 1998.........................   3
           Consolidated Statements of Comprehensive Income for the six
               months ended March 31, 1999 and 1998.........................   4

           Consolidated Statements of Cash Flows for the six months ended
               March 31, 1999 and 1998......................................   5

           Notes to Consolidated Financial Statements.......................   6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................   7

PART II. OTHER INFORMATION..................................................  11

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition (unaudited)
(in thousands)

                                                                                  March 31,  September 30,
                                                                                     1999          1998
                                                                                 ----------    ----------

Assets
Cash and due from banks .......................................................  $    2,943    $    2,697
Interest-earning bank balances ................................................       3,015        11,101
                                                                                 ----------    ----------
Cash and cash equivalents .....................................................       5,958        13,798
Investment securities available-for-sale, at fair value .......................      26,377        20,919
Investment securities held-to-maturity, at amortized cost .....................      13,866        15,588
Mortgage-backed securities available-for-sale, at fair value ..................       6,595         8,350
Mortgage-backed securities held-to-maturity, at amortized cost ................       5,255         6,357
Loans, net ....................................................................     159,076       136,501
Premises and equipment, net ...................................................       2,429         2,247
Accrued interest receivable ...................................................       1,180         1,238
Federal Home Loan Bank stock ..................................................       1,478         1,300
Other assets ..................................................................       2,050         1,705
                                                                                 ----------    ----------
   Total assets ...............................................................  $  224,264    $  208,003
                                                                                 ==========    ==========

Liabilities and Equity
Deposits ......................................................................  $  152,586    $  143,901
Advances from borrowers for taxes and insurance ...............................         718           728
Advances from Federal Home Loan Bank ..........................................      27,500        19,500
Other liabilities .............................................................       2,052         2,304
                                                                                 ----------    ----------
   Total liabilities ..........................................................     182,856       166,433

Retained earnings, substantially restricted ...................................      22,044        21,430
Common stock and additional paid in capital, net of ESOP loan .................      17,875        18,602
Unrealized gain on securities available-for-sale, net of tax ..................       1,489         1,538
                                                                                 ----------    ----------

   Total equity ...............................................................      41,408        41,570
                                                                                 ----------    ----------

Total liabilities and equity ..................................................  $  224,264    $  208,003
                                                                                 ==========    ==========

See accompanying notes to consolidated financial statements.

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                 Three Months             Six Months
                                                                Ended March 31,         Ended March 31,
                                                               ----------------        ----------------
                                                               1999        1998        1999        1998
                                                               ----        ----        ----        ----

Interest income
Loans...................................................   $    2,964    $2,723    $    5,814    $5,474
Investment securities ..................................          622       542         1,294       904
Mortgage-backed and related securities .................          184       145           370       309
                                                           ----------  --------    ----------   -------
  Total interest income ................................        3,770     3,410         7,478     6,687

Interest Expense
Deposits ...............................................        1,556     1,781         3,136     3,467
Borrowed funds .........................................          355        56           662       107
                                                           ----------  --------    ----------   -------
  Total interest expense ...............................        1,911     1,837         3,798     3,574
                                                           ----------  --------    ----------   -------

Net interest income ....................................        1,859     1,573         3,680     3,113

Provision for loan losses ..............................           50        75            65       150
                                                           ----------  --------    ----------   -------

  Net interest income after provision for loan losses ..        1,809     1,498         3,615     2,963

Noninterest Income
Service charges on deposit accounts ....................           85        77           160       136
Gain on sale of securities .............................            0       105             6       185
Gain on sale of loans ..................................          138         0           138         0
Other income ...........................................          152        91           294       114
                                                           ----------  --------    ----------   -------
  Total noninterest income .............................          375       273           598       435

Noninterest Expense
Compensation and benefits ..............................          685       611         1,361     1,224
Occupancy and equipment expense ........................          124       119           210       213
Other expenses .........................................          537       381           978       704
                                                           ----------  --------    ----------   -------
  Total noninterest expense ............................        1,346     1,111         2,549     2,141

Income before income taxes .............................          838       660         1,664     1,257

Provision for income taxes .............................          301       232           601       451
                                                           ----------  --------    ----------   -------

Net income .............................................   $      537    $  428    $    1,063    $  806
                                                           ==========  ========    ==========   =======

Earnings per share .....................................   $     0.12        NA    $     0.24        NA

Weighted average outstanding shares ....................    4,448,098        NA     4,465,911        NA

Dividends paid per share ...............................   $     0.05        NA    $     0.10        NA

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

                                                                                     Six Months Ended
                                                                                         March 31,
                                                                                 ------------------------
                                                                                    1999          1998
                                                                                 ----------    ----------
                                                                                       (in thousands)

Net income ....................................................................  $    1,063    $      806
Other comprehensive income, net of tax:
    Unrealized gains on securities:
        Unrealized holding gains/(losses) arising during  period ..............         (45)          371
        Reclassification adjustment for (gains)/losses included in net income .          (4)         (118)
                                                                                 ----------    ----------
    Other comprehensive income ................................................         (49)          253
                                                                                 ----------    ----------

Comprehensive income ..........................................................  $    1,014    $    1,059
                                                                                 ----------    ----------

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Six Months Ended
                                                                                          March 31,
                                                                                -------------------------
                                                                                     1999          1998
                                                                                -----------   -----------
                                                                                       (in thousands)

Cash flows from operating activities:
  Net income ..................................................................  $    1,063    $      806
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ...............................................          65           150
      Depreciation ............................................................         219           158
      (Gain) loss on sale of investment securities ............................          (6)         (185)
      (Gain) loss on sale of other assets .....................................        (138)            0
      (Increase) decrease in other assets .....................................        (335)           96
      Increase (decrease) in other liabilities ................................        (252)         (816)
                                                                                -----------   -----------

        Net cash provided by (used for) operating activities ..................         616           209
                                                                                 ----------    ----------

Cash flows from investing activities:
  Net (increase) in loans receivable ..........................................     (22,354)       (1,841)
  Sale of investment securities ...............................................       2,000         2,128
  Maturities and prepayments of investment securities .........................       4,225         5,200
  Maturities and prepayments of mortgage-backed securities ....................       2,332         1,937
  Purchases of investments ....................................................      (7,994)       (8,268)
  Purchases of mortgage-backed securities .....................................      (1,485)            0
  Net cash flows from other investing activities ..............................        (603)         (237)
                                                                                -----------   -----------

        Net cash provided by (used for) investment activities .................     (23,879)       (1,081)
                                                                                -----------   -----------

Cash flows from financing activities:
  Dividends to stockholders ...................................................        (449)            0
  Repurchase of common stock ..................................................        (803)            0
  Net increase (decrease) in deposits .........................................       8,685       118,145
  Net increase (decrease) in borrowed money ...................................       8,000             0
  Increase (decrease) in advances from borrowers for insurance and taxes ......         (10)         (594)
                                                                                -----------   -----------

        Net cash provided by (used for) financing activities ..................      15,423       117,551
                                                                                 ----------    ----------


Net increase (decrease) in cash and cash equivalents ..........................      (7,840)      116,679

Cash and cash equivalents at beginning of period ..............................      13,798         4,626
                                                                                 ----------    ----------

Cash and cash equivalents at end of period ....................................  $    5,958    $  121,305
                                                                                 ==========    ==========

                   GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

      In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Gaston Federal Bank (the "Bank"). Operating results for the three and six month periods ended March 31, 1999, are not necessarily indicative of the results that may be expected for future periods.

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

Note C - Earnings per Share

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarter ended March 31, 1999, earnings per share has been computed based upon the weighted average common shares outstanding of 4,448,098. For the six months ended March 31, 1999, earnings per share has been computed based on the weighted average common shares outstanding of 4,465,911. Earnings per share for the period ended March 31, 1998, is not presented since there was no common stock issued or outstanding.

      At March 31, 1999, the Company has no outstanding potential stock as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share.

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

Comparison of Financial Condition

      Assets. Total assets of the Company increased by $16.3 million, or 7.8%, from $208.0 million as of September 30, 1998, to $224.3 million as of March 31, 1999. The primary reason for the increase was a $22.6 million, or 16.6%, increase in total loans from $136.5 million to $159.1 million. Mortgage loans increased by $18.2 million, or 15.0%, to $139.3 million, and nonmortgage loans increased by $4.4 million, or 28.6%, to $19.8 million. These loans were funded from existing interest-earning bank balances, additional deposit accounts, and additional advances from the Federal Home Loan Bank of Atlanta. Management plans to continue to grow the loan portfolio in a safe and sound manner with an emphasis on short-term, high-yielding nonmortgage loans. Also, leverage strategies totaling $8.0 million were implemented whereby borrowed funds were used to purchase or fund investment securities, mortgage-backed securities, and loans. As a result of the leverage strategies, investment securities increased by $3.8 million, or 10.4%, to $40.2 million. Mortgage-backed securities decreased $2.9 million, or 19.6% to $11.9 million due to regular principal amortization and principal prepayments. Management plan to pursue attractive leverage strategies, which will increase the Company's total assets.

      Liabilities. Total liabilities increased by $16.4 million, or 9.9%, from $166.4 million as of September 30, 1998, to $182.9 million as of March 31, 1999. The primary reasons for the change was an $8.7 million, or 6.0%, increase in total deposits from $143.9 million to $152.6 million and an $8.0 million, or 41.0%, increase in borrowed money from $19.5 million to $27.5 million. The increase in deposits was primarily the result of the introduction of a new menu of personal and business demand accounts, which have been marketed aggressively in order to gain market share in the local community. Management plans to continue in its efforts to gain deposit market share through new product development and aggressive marketing. The additional borrowed money was part of a leverage strategy in which the funds were used to purchase or fund investment securities, mortgage-backed securities, and loans. The borrowed money is comprised of various callable and fixed-term Federal Home Loan Bank advances at fixed interest rates ranging from 4.69% to 5.75%.

      Equity. Total equity decreased by $162,000, or 0.4%, from $41.6 million as of September 30, 1998, to $41.4 million as of March 31, 1999. This decrease was primarily due to the payment of $449,000 in dividends ($0.10 per share) and the repurchase of 58,200 shares of common stock for $803,000. The Company has been authorized to repurchase a total of 105,668 shares of common stock, or 48,468 additional shares. This decrease in equity was partly offset by $1,063,000 in earnings.

Comparison of Results of Operations for the Three Months Ended March 31, 1999
  and 1998

      General. Net income for the Company for the three months ended March 31, 1999, amounted to $537,000, as compared to $428,000 for the three months ended March 31, 1998. This represents an increase of $109,000, or 25.5%.

      Net interest income. Net interest income amounted to $1.9 million for the three months ended March 31, 1999, as compared to $1.6 million for the three months ended March 31, 1998. This represents an increase of $286,000, or 18.2%. This increase was due to a $360,000 increase in total interest income that was offset by a $74,000 increase in interest expense. Interest income improved as a result of an increase in the amount of interest-earning assets. This increase was due to the deployment of $18.6 million from the proceeds of the stock offering and the investment of $24.0 million in additional borrowed money. The increase in interest expense was primarily due to the $24.0 million increase in borrowed money. This resulted in a $299,000 increase in interest expense. Interest expense on deposits decreased by $225,000 due to a reduction in the average rate of interest paid on deposit accounts during the period.

      Provision for loan losses. The provision for loan losses amounted to $50,000 for the three months ended March 31, 1999, as compared to $75,000 for the three months ended March 31, 1998. This represents a decrease of $25,000. The ratio of loan loss reserves to gross loans was 0.92% as of March 31, 1999, and 0.87% as of March 31, 1998. The provision for loan losses is expected to increase as the Company grows its loan portfolio.

      Noninterest income. Total noninterest income amounted to $375,000 for the three months ended March 31, 1999, as compared to $273,000 for the three months ended March 31, 1998. This represents an increase of $102,000, or 37.4%. Gains on sale of assets amounted to $138,000 in 1999 and $105,000 in 1998. Without these nonrecurring items, noninterest income would have increased by $69,000, or 41.1%. This increase was primarily due to additional fee income derived from loan and deposit products and commissions on the sale of financial products through the Bank's wholly-owned subsidiary.

      Noninterest expense. Total noninterest expense amounted to $1.3 million for the three months ended March 31, 1999, as compared to $1.1 million for the three months ended March 31, 1998. This represents an increase of $235,000 or 21.1%. This difference was primarily due to an increase in the cost of professional services as a result of being a public company and additional expenses associated with implementing new products and services.

      Income taxes. Income taxes amounted to $301,000, or 35.9% of taxable income, for the three month period ended March 31, 1999, as compared to $232,000, or 35.2% of taxable income, for the three month period ended March 31, 1998. This represents an increase of $69,000, or 29.7%. This difference was primarily due to a $178,000 increase in net income before taxes for the three months ended March 31, 1999.

Comparison of Results of Operations for the Six Months Ended March 31, 1999 and
  1998

      General. Net income for the Company for the six months ended March 31, 1999, amounted to $1,063,000, as compared to $806,000 for the six months ended March 31, 1998. This represents an increase of $257,000, or 31.9%.

      Net interest income. Net interest income amounted to $3.7 million for the six months ended March 31, 1999, as compared to $3.1 million for the six months ended March 31, 1998. This represents an increase of $567,000, or 18.2%. This increase was due to a $791,000 increase in total interest income that was offset by a $224,000 increase in interest expense. Interest income improved as a result of an increase in the amount of interest-earning assets. This increase was due to the deployment of $18.6 million from the proceeds of the stock offering and the investment of $24.0 million in additional borrowed money. The increase in interest expense was primarily due to the $24.0 million increase in borrowed money.

      Provision for loan losses. The provision for loan losses amounted to $65,000 for the six months ended March 31, 1999, as compared to $150,000 for the six months ended March 31, 1998. This represents a decrease of $85,000. The ratio of loan loss reserves to gross loans was 0.92% as of March 31, 1999, and 0.87% as of March 31, 1998. The provision for loan losses is expected to increase as the Company grows its loan portfolio.

      Noninterest income. Total noninterest income amounted to $598,000 for the six months ended March 31, 1999, as compared to $435,000 for the six months ended March 31, 1998. This represents an increase of $163,000, or 37.5%. Gains on sale of assets amounted to $144,000 in 1999 and $185,000 in 1998. Without these nonrecurring items, noninterest income would have increased by $204,000, or 81.6%. This increase was primarily due to additional fee income derived from loan and deposit products and commissions on the sale of financial products through the Bank's wholly-owned subsidiary.

      Noninterest expense. Total noninterest expense amounted to $2.5 million for the six months ended March 31, 1999, as compared to $2.1 million for the six months ended March 31, 1998. This represents an increase of $408,000 or 19.1%. This difference was primarily due to an increase in the number of personnel, increased cost of professional services as a result of being a public company, and additional expenses associated with implementing new products and services.

      Income taxes. Income taxes amounted to $601,000, or 36.1% of taxable income, for the six month period ended March 31, 1999, as compared to $451,000, or 35.9% of taxable income, for the six month period ended March 31, 1998. This represents an increase of $150,000, or 33.3%. This difference was primarily due to a $407,000, or 32.4%, increase in net income before taxes for the six months ended March 31, 1999.

Subsequent Events

      On April 12, 1999, the Company's shareholders, among other actions, approved the Gaston Federal Bank 1999 Recognition and Retention Plan. Subsequently, 84,534 shares of common stock were awarded under the plan to directors and management. All such awards vested during the quarter ended June 30, 1999, resulting in an aftertax expense of approximately $650,000, or $0.14 per share for the quarter. This expense was offset by sales during the quarter of certain available for sale securities resulting in an aftertax gain of approximately $656,000, or $0.15 per share.

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

      The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments having maturities of five years or less. Current OTS regulations require that a savings bank maintain liquid assets of not less that 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At March 31, 1999, the Bank's liquidity, as measured for regulatory purposes, was 20.1%, or $25.9 million in excess of the minimum OTS requirement.

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 1999, Gaston Federal Bank's level of capital substantially exceeded all applicable regulatory requirements.

The Year 2000

      Like all financial institutions, the Bank relies upon computers for conducting its daily operations. There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year and, as a consequence, there may be widespread computer malfunctions. Since the Bank processes all of its loan, deposit, and accounting operations on an internal data processing system, the Year 2000 issue could have a material adverse effect on the operations of the Bank if proper modifications and conversions are not made in a timely manner. As a result, Management has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000, and has developed a Year 2000 Plan to modify or replace the affected systems and test them for Year 2000 readiness. To date, the Company has taken the following actions to mitigate the potential effects of the Year 2000 issue:

o The Bank has upgraded its mainframe computer system (including hardware and software) to be Year 2000 ready. Management has successfully tested the new computer system to ensure that there are no material Year 2000 problems. These tests are currently in the process of being validated by a qualified third party;

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

o The Board of Directors has engaged an outside technology consultant to assist Management in identifying any and all exposures that the Bank may have and help make all appropriate changes necessary to allow a smooth transition to the new millennium;

o The Bank's Year 2000 Business Resumption Contingency Plan has been completed and is in the process of being validated;

o The Company has established a Year 2000 Committee consisting of members of senior management that currently meets regularly to discuss progress on the Year 2000 Plan; and

o A Year 2000 budget has been developed which estimates the cost associated with Year 2000 readiness to be less than $250,000. To date, the Company has expensed approximately $175,000 on Year 2000 readiness, including $125,000 for a new mainframe computer system (hardware and software) which is being depreciated over a three-year period.

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

Submission of Matters to a Vote of Security Holders

      There were no meetings of the Company's stockholders during the fiscal quarter ended March 31, 1999.

Exhibits and Report on Form 8-K.

      No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       GASTON FEDERAL BANCORP, INC.


Date: May 12, 1999                     By:
                                           -------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer


Date: May 12, 1999                     By:
                                           -------------------------------------
                                           Gary F. Hoskins
                                           Treasurer and Chief Financial Officer