Form 10QSB/A
period 1999-03-31
GASTON FEDERAL BANCORP INC
filed 1999-05-17
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                       GASTON FEDERAL BANCORP, INC.


Date: May 14, 1999                     By: /s/ Kim S. Price
                                           -------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer


Date: May 14, 1999                     By: /s/ Gary F. Hoskins
                                           -------------------------------------
                                           Gary F. Hoskins
                                           Treasurer and Chief Financial Officer