Form 10QSB
period 1999-06-30
GASTON FEDERAL BANCORP INC
filed 1999-08-13
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1999


|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ______________

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


--------------------------------------------------------------------------------
ormer name, former address and former fiscal year, if changed since last report

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,374,634 shares of the Registrant's common stock outstanding as of August 10, 1999.

GASTON FEDERAL BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements..............................      2

    Consolidated Statements of Financial Condition as of June 30, 1999
      and September 30, 1998 ............................................      2

    Consolidated Statements of Operations for the three and nine months
      ended June 30, 1999 and 1998.......................................      3

    Consolidated Statements of Comprehensive Income for the nine months
      ended June 30, 1999 and 1998.......................................      4

    Consolidated  Statements  of Cash  Flows  for the  nine  months
      ended June 30, 1999 and 1998.......................................      5

    Notes to Consolidated Financial Statements...........................      6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................      8

PART II. OTHER INFORMATION...............................................     11

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition (unaudited)
(in thousands)

                                                       June 30,    September 30,
                                                         1999          1998
                                                       --------    -------------

Assets
Cash and cash equivalents ..........................      3,341        13,798
Investment securities available-for-sale,
  at fair value ....................................     22,483        20,919
Investment securities held-to-maturity,
  at amortized cost ................................     13,365        15,588
Mortgage-backed securities available-for-sale,
  at fair value ....................................     11,363         8,350
Mortgage-backed securities held-to-maturity,
  at amortized cost ................................      4,109         6,357
Loans, net .........................................    168,234       136,501
Premises and equipment, net ........................      2,374         2,247
Accrued interest receivable ........................      1,043         1,238
Federal Home Loan Bank stock .......................      1,650         1,300
Other assets .......................................      2,094         1,705
                                                       --------      --------
  Total assets .....................................   $230,056      $208,003
                                                       ========      ========

Liabilities and Equity
Deposits ...........................................   $154,427      $143,901
Advances from borrowers for taxes and insurance ....      1,062           728
Advances from Federal Home Loan Bank ...............     33,000        19,500
Other liabilities ..................................      1,347         2,304
                                                       --------      --------
  Total liabilities ................................    189,836       166,433

Retained earnings, substantially restricted ........     22,412        21,430
Common stock and additional paid in capital,
  net of ESOP loan .................................     17,294        18,602
Unrealized gain on securities available-for-sale,
  net of tax .......................................        514         1,538
                                                       --------      --------

  Total equity .....................................     40,220        41,570
                                                       --------      --------

Total liabilities and equity .......................   $230,056      $208,003
                                                       ========      ========

See accompanying notes to consolidated financial statements.

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                Three Months              Nine Months
                                               Ended June 30,            Ended June 30,
                                               --------------            --------------
                                              1999         1998         1999         1998
                                              ----         ----         ----         ----
Interest income
Loans ................................     $    3,088   $    2,774   $    8,902   $    8,248
Investment securities ................            562          741        1,856        1,645
Mortgage-backed and related securities            236          140          606          449
                                           ----------   ----------   ----------   ----------
  Total interest income ..............          3,886        3,655       11,364       10,342

Interest Expense
Deposits .............................          1,602        1,421        4,738        4,889
Borrowed funds .......................            398          297        1,060          404
                                           ----------   ----------   ----------   ----------
  Total interest expense .............          2,000        1,718        5,798        5,293
                                           ----------   ----------   ----------   ----------

Net interest income ..................          1,886        1,937        5,566        5,049

Provision for loan losses ............             25           90           90          240
                                           ----------   ----------   ----------   ----------

  Net interest income after provision
    for loan losses ..................          1,861        1,847        5,476        4,809

Noninterest Income
Service charges on deposit accounts ..            102           67          262          203
Gain on sale of securities ...........          1,171            0        1,177          185
Gain on sale of other assets .........             27            0          165            0
Other income .........................            165          142          459          256
                                           ----------   ----------   ----------   ----------
  Total noninterest income ...........          1,465          209        2,063          644

Noninterest Expense
Compensation and benefits ............          1,807          614        3,168        1,839
Occupancy and equipment expense ......            103          145          313          358
Other expenses .......................            462          375        1,440        1,078
                                           ----------   ----------   ----------   ----------
  Total noninterest expense ..........          2,372        1,134        4,921        3,275

Income before income taxes ...........            954          922        2,618        2,178

Provision for income taxes ...........            338          312          939          763
                                           ----------   ----------   ----------   ----------

Net income ...........................     $      616   $      610   $    1,679   $    1,415
                                           ==========   ==========   ==========   ==========


Basic earnings per share .............     $     0.14   $     0.14   $     0.38           NA

Diluted earnings per share ...........     $     0.14   $     0.14   $     0.38           NA

Basic weighted average outstanding
  shares .............................      4,461,911    4,496,500    4,464,578           NA

Diluted weighted average outstanding
  shares .............................      4,473,623    4,496,500    4,468,482           NA

Dividends paid per share .............     $    0.055   $    0.000   $    0.155   $    0.000

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

                                                             Nine Months Ended
                                                                  June 30,
                                                            -------------------
                                                              1999        1998
                                                            -------     -------
                                                              (in thousands)

Net income .............................................    $ 1,679     $ 1,415
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains/(losses) arising
      during  period ...................................       (271)        352
    Reclassification adjustment for (gains)/losses
      included in net income ...........................       (753)       (118)
                                                            -------     -------
  Other comprehensive income ...........................     (1,024)        234
                                                            -------     -------

 Comprehensive income ..................................    $   655     $ 1,649
                                                            -------     -------

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                             Nine Months Ended
                                                                  June 30,
                                                           --------------------
                                                              1999        1998
                                                           --------    --------
                                                              (in thousands)

Cash flows from operating activities:
  Net income ...........................................   $  1,679    $  1,415
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses ..........................         90         240
    Depreciation .......................................        245         238
    (Gain) loss on sale of investment securities .......     (1,177)       (185)
    (Gain) loss on sale of other assets ................       (138)          0
    (Increase) decrease in other assets ................       (170)       (200)
    Increase (decrease) in other liabilities ...........       (957)       (245)
                                                           --------    --------

      Net cash provided by (used for) operating
        activities .....................................       (428)      1,263
                                                           --------    --------

Cash flows from investing activities:
  Net (increase) in loans receivable ...................    (30,566)     (4,806)
  Sale of investment securities ........................      5,727       2,713
  Maturities and prepayments of investment securities ..      7,734       6,431
  Maturities and prepayments of mortgage-backed
    securities .........................................      3,705       2,532
  Purchases of investments .............................    (10,639)    (25,989)
  Purchases of mortgage-backed securities ..............     (6,480)     (4,430)
  Net cash flows from other investing activities .......       (746)       (293)
                                                           --------    --------

      Net cash provided by (used for) investment
        activities .....................................    (31,265)    (23,842)
                                                           --------    --------

Cash flows from financing activities:
  Dividends to stockholders ............................       (697)          0
  Repurchase of common stock ...........................     (2,427)          0
  Net increase (decrease) in deposits ..................     10,526      (5,655)
  Net increase (decrease) in borrowed money ............     13,500      15,000
  Increase (decrease) in advances from borrowers for
    insurance and taxes ................................        334        (194)
  Net proceeds from sale of common stock ...............          0      18,590
                                                           --------    --------

      Net cash provided by (used for) financing
        activities .....................................     21,236      27,741
                                                           --------    --------


Net increase (decrease) in cash and cash equivalents ...    (10,457)      5,162

Cash and cash equivalents at beginning of period .......     13,798       4,625
                                                           --------    --------

Cash and cash equivalents at end of period .............   $  3,341    $  9,787
                                                           ========    ========

                   GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

      In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Gaston Federal Bank (the "Bank"). Operating results for the three and nine month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for future periods.

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

Note C - Earnings per Share

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended June 30, 1999 and 1998, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,461,911 and 4,496,500, respectively. For the nine months ended June 30, 1999, basic earnings per share has been computed based on the weighted average common shares outstanding of 4,464,578. Earnings per share for the nine months ended June 30, 1998, is not presented since the common stock was not outstanding during the entire period.

      The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended June 30, 1999, and 1998: (in thousands, except per share data)

                                         Three Months            Nine Months
                                        Ended June 30,          Ended June 30,
                                        --------------          --------------
                                      1999         1998         1999       1998
                                      ----         ----         ----       ----

Net income .....................   $      616   $      610   $    1,679   $1,415

Weighted average outstanding
  shares .......................    4,461,911    4,496,500    4,464,578       NA
Dilutive effect of stock
  options ......................       11,712            0        3,904       NA
                                   ----------   ----------   ----------   ------

Weighted average diluted
  shares .......................    4,473,623    4,496,500    4,468,482       NA

Diluted  earnings per share ....   $     0.14   $     0.14   $     0.38       NA

      Options for 10,000 shares granted with an exercise price of $13.00 per share were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average market price of $12.79.

Note D - Stock Compensation Plans

      On April 12, 1999, the Company's shareholders, among other actions, approved the Gaston Federal Bank 1999 Recognition and Retention Plan. Subsequently, 84,534 shares of common stock were awarded under the plan to directors and management. All such awards vested during the quarter ended June 30, 1999. In addition, the Company's shareholders approved the Gaston Federal Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. As of June 30, 1999, 200,069 options had been awarded under the plan at a weighted average exercise price of $12.05 and a weighted average contractual life of 118 months. There were 82,819 options fully vested as of June 30, 1999.

      During the quarter ended June 30, 1999, compensation expense of $1.0 million was recognized in connection with the stock awards described above. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the Stock Option Plan described above and, accordingly, no compensation expense has been recognized in connection with the granting of the stock options.

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

Comparison of Financial Condition

      Assets. Total assets of the Company increased by $22.1 million, or 10.6%, from $208.0 million as of September 30, 1998, to $230.1 million as of June 30, 1999. The primary reason for the increase was a $31.7 million, or 23.2%, increase in total loans from $136.5 million to $168.2 million. Mortgage loans increased by $24.3 million, or 20.1%, to $145.2 million, and nonmortgage loans increased by $7.4 million, or 47.4%, to $23.0 million. These loans were funded from existing interest-earning bank balances, additional deposit accounts, and additional advances from the Federal Home Loan Bank of Atlanta. Management plans to continue to grow the loan portfolio in a safe and sound manner with an emphasis on short-term, high-yielding nonmortgage loans. Due to the strong growth in the loan portfolio, cash and cash equivalents decreased by $10.5 million, or 75.8%. Investment securities decreased by 1.8% to $35.8 million, while mortgage-backed securities increased by 5.2% to $15.5 million.

      Liabilities. Total liabilities increased by $23.4 million, or 14.1%, from $166.4 million as of September 30, 1998, to $189.8 million as of June 30, 1999. The primary reasons for the change was a $10.5 million, or 7.3%, increase in total deposits from $143.9 million to $154.4 million and a $13.5 million, or 69.2%, increase in borrowed money from $19.5 million to $33.0 million. The increase in deposits was primarily the result of the introduction of a new menu of personal and business demand accounts, which have been marketed aggressively in order to gain market share in the local community. Management plans to continue in its efforts to gain deposit market share through new product development and aggressive marketing. The additional borrowed money was a part of various leverage strategies in which the funds were used to purchase or fund investment securities, mortgage-backed securities, and loans. The borrowed money is comprised of various callable and fixed-term Federal Home Loan Bank advances at fixed interest rates ranging from 4.69% to 5.75%, with a weighted average interest rate of 5.15%.

      Equity. Total equity decreased by $1.4 million, or 3.5%, from $41.6 million as of September 30, 1998, to $40.2 million as of June 30, 1999. This decrease was primarily due to the payment of $698,000 in dividends ($0.155 per share) and the repurchase of 178,400 shares of common stock for $2.4 million, or a weighted average price of $13.61 per share. The Company has been authorized to repurchase a total of 401,437 shares of common stock, or 223,137 additional shares. This decrease in equity was partly offset by $1.7 million in earnings.

Comparison of Results of Operations for the Three Months Ended June 30, 1999 and 1998

      General. Net income for the Company for the three months ended June 30, 1999, amounted to $616,000, as compared to $610,000 for the three months ended June 30, 1998. This represents an increase of $6,000, or 1.0%.

      Net interest income. Net interest income amounted to $1.89 million for the three months ended June 30, 1999, as compared to $1.94 million for the three months ended June 30, 1998. This decrease of $51,000, or 2.6%, was due to a $231,000 increase in interest income and a $282,000 increase in interest expense. Interest income improved primarily as a result of a $29.2 million increase in total loans and a $4.0 million increase in mortgage-backed securities. This improvement was tempered by the receipt of an additional $187,000 in interest income due to the favorable effects of the temporary investment of approximately $100 million of oversubscriptions of the Company's initial public offering during the June 30, 1998 quarter. Interest expense increased primarily as a result of a $14.6 million increase in deposits and a $14.5 million increase in borrowed money.

      Provision for loan losses. The provision for loan losses amounted to $25,000 for the three months ended June 30, 1999, as compared to $90,000 for the three months ended June 30, 1998. This represents a decrease of $65,000. The amount of the provision for loan losses was reduced due to an overall reduction in the percentage of nonperforming assets from 0.74% of total assets as of June 30, 1998, to 0.24% of total assets as of June 30, 1999. The ratio of loan loss reserves to gross loans was 0.88% as of June 30, 1999, and 0.96% as of June 30, 1998.

      Noninterest income. Total noninterest income amounted to $1.5 million for the three months ended June 30, 1999, as compared to $209,000 for the three months ended June 30, 1998. This increase of $1.3 million was primarily due to $1.2 million in gains on sale of assets during the quarter ended June 30, 1999. Without these nonrecurring items, noninterest income would have increased by $58,000, or 21.7%, due to additional fee income derived from loan and deposit products and commissions on the sale of financial products through the Bank's wholly-owned subsidiary.

      Noninterest expense. Total noninterest expense amounted to $2.4 million for the three months ended June 30, 1999, as compared to $1.1 million for the three months ended June 30, 1998. This increase of $1.2 million was primarily due to a nonrecurring $1.0 million increase in compensation as the result of the implementation of the 1999 Gaston Federal Bank Recognition and Retention Plan that was adopted by the Company's shareholders in April 1999. The remaining increase in noninterest expense was primarily due to an increase in the cost of professional services as a result of being a public company and additional expenses associated with implementing new products and services.

      Income taxes. Income taxes amounted to $338,000, or 35.4% of taxable income, for the three month period ended June 30, 1999, as compared to $312,000, or 33.8% of taxable income, for the three month period ended June 30, 1998. This represents an increase of $26,000, or 8.3%. This difference was primarily due to a $32,000 increase in net income before taxes for the three months ended June 30, 1999.

Comparison of Results of Operations for the Nine Months Ended June 30, 1999 and 1998

      General. Net income for the Company for the nine months ended June 30, 1999, amounted to $1,679,000, as compared to $1,415,000 for the nine months ended June 30, 1998. This represents an increase of $264,000, or 18.7%.

      Net interest income. Net interest income amounted to $5.6 million for the nine months ended June 30, 1999, as compared to $5.0 million for the nine months ended June 30, 1998. This represents an increase of $517,000, or 10.4%. This increase was due to a $1.0 million increase in total interest income that was offset by a $505,000 increase in interest expense. Interest income improved primarily as a result of a $29.2 million increase in total loans and a $4.0 million increase in mortgage-backed securities. This improvement was tempered by the receipt of additional interest income derived from the temporary investment of approximately $100 million of oversubscriptions of the Company's initial public offering in April 1998. Interest expense increased primarily as a result of a $14.6 million increase in deposits and a $14.5 million increase in borrowed money.

      Provision for loan losses. The provision for loan losses amounted to $90,000 for the nine months ended June 30, 1999, as compared to $240,000 for the nine months ended June 30, 1998. This represents a decrease of $150,000. The amount of the provision for loan losses was reduced due to an overall reduction in the percentage of nonperforming assets from 0.74% of total assets as of June 30, 1998, to 0.24% of total assets as of June 30, 1999. The ratio of loan loss reserves to gross loans was 0.88% as of June 30, 1999, and 0.96% as of June 30, 1998.

      Noninterest income. Total noninterest income amounted to $2.1 million for the nine months ended June 30, 1999, as compared to $644,000 for the nine months ended June 30, 1998. This represents an increase of $1.4 million, or 220.3%. Gains on sale of assets amounted to $1.3 million in 1999 and $185,000 in 1998. Without these nonrecurring items, noninterest income would have increased by $262,000, or 57.1%. This increase was primarily due to additional fee income derived from loan and deposit products and commissions on the sale of financial products through the Bank's wholly-owned subsidiary.

      Noninterest expense. Total noninterest expense amounted to $4.9 million for the nine months ended June 30, 1999, as compared to $3.3 million for the nine months ended June 30, 1998. This represents an increase of $1.6 million or 48.5%. This increase was primarily due to a nonrecurring $1.0 million increase in compensation as the result of the implementation of the 1999 Gaston Federal Bank Recognition and Retention Plan that was adopted by the Company's shareholders in April 1999. The remaining increase in noninterest expense was primarily due to an increase in the cost of professional services as a result of being a public company and additional expenses associated with implementing new products and services.

      Income taxes. Income taxes amounted to $939,000, or 35.9% of taxable income, for the nine month period ended June 30, 1999, as compared to $763,000, or 35.0% of taxable income, for the nine month period ended June 30, 1998. This represents an increase of $176,000, or 23.1%. This difference was primarily due to a $440,000, or 20.2%, increase in net income before taxes for the nine months ended June 30, 1999.

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

      The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments having maturities of five years or less. Current OTS regulations require that a savings bank maintain liquid assets of not less that 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At June 30, 1999, the Bank's liquidity, as measured for regulatory purposes, was 14.4%, or $17.0 million in excess of the minimum OTS requirement.

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 1999, Gaston Federal Bank's level of capital substantially exceeded all applicable regulatory requirements.

The Year 2000

      Like all financial institutions, the Bank relies upon computers for conducting its daily operations. There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year and, as a consequence, there may be widespread computer malfunctions. Since the Bank processes all of its loan, deposit, and accounting operations on an internal data processing system, the Year 2000 issue could have a material adverse effect on the operations of the Bank if proper modifications and conversions are not made in a timely manner. As a result, Management has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000, and has developed a Year 2000 Plan to modify or replace the affected systems and test them for Year 2000 readiness. To date, the Company has taken the following actions to mitigate the potential effects of the Year 2000 issue:

o The Bank has upgraded its mainframe computer system (including hardware and software) to be Year 2000 ready. Management has successfully tested the new computer system to ensure that there are no material Year 2000 problems. These tests have been validated by a qualified third party;

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

o The Bank's Year 2000 Business Resumption Contingency Plan has been completed and validated;

o The Company has established a Year 2000 Committee consisting of members of senior management that currently meets regularly to discuss progress on the Year 2000 Plan; and

o A Year 2000 budget has been developed which estimates the cost associated with Year 2000 readiness to be less than $250,000. To date, the Company has expensed approximately $200,000 on Year 2000 readiness, including $125,000 for a new mainframe computer system (hardware and software) which is being depreciated over a three-year period.

      While the Bank has completed its Year 2000 plan, there can be no assurance that the mission critical systems of the other companies and vendors on which the Bank's systems may rely will be completed in a timely fashion. The failure of such outside entities to address the Year 2000 issue adequately could have an adverse effect on the Bank's ability to conduct its business. Workaround procedures for these possible scenarios are detailed in the Company's Year 2000 Business Resumption Contingency Plan.

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

Submission of Matters to a Vote of Security Holders

      On April 12, 1999, the Company's shareholders, among other actions, approved the Gaston Federal Bank 1999 Recognition and Retention Plan. Subsequently, 84,534 shares of common stock were awarded under the plan to directors and management. All such awards vested during the quarter ended June 30, 1999. In addition, the Company's shareholders approved the Gaston Federal Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. As of June 30, 1999, 200,069 options had been awarded under the plan and 82,819 options had fully vested.

Exhibits and Report on Form 8-K.

      No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       GASTON FEDERAL BANCORP, INC.


Date: August 13, 1999                  By: /s/ Kim S. Price
                                           -------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer


Date: August 13, 1999                  By: /s/ Gary F. Hoskins
                                           -------------------------------------
                                           Gary F. Hoskins
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer