Form 10KSB
period 1999-09-30
GASTON FEDERAL BANCORP INC
filed 1999-12-30
CIK 1051871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from __________________ to _____________________

                         Commission File Number: 0-23971

                          GASTON FEDERAL BANCORP, INC.
                 (Name of Small Business Issuer in its Charter)

                           FEDERAL                                                 56-2063438
(State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification Number)

        245 WEST MAIN AVENUE, GASTONIA, NORTH CAROLINA                               28053
            (Address of Principal Executive Office)                                (Zip Code)

                                 (704) 868-5200

             (Issuer's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE

                                (Title of Class)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

YES   x    NO
     ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended September 30, 1999 were $17.6 million.

         As of November 30, 1999, there were issued and outstanding 4,328,634 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of November 30, 1999 ($12.375) was $19.1 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended September 30, 1999 (Parts II and IV).

2. Sections of the Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.  BUSINESS

GASTON FEDERAL BANCORP, INC.

     Gaston Federal Bancorp, Inc. (the "Company") was formed on March 18, 1998, for the purpose of acting as the holding company for Gaston Federal Bank (the "Bank"). The Company's assets consist primarily of the outstanding capital stock of the Bank and cash and investments of $5.7 million. At September 30, 1999, 1,986,489 shares of the Company's common stock, par value $1.00 per share, were held by the public, and 2,383,145 shares were held by Gaston Federal Holdings, MHC (the "Mutual Company"), the Company's parent mutual holding company. The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

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

     The Bank's executive office is located at 245 West Main Avenue, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at that address is (704) 868-5200.

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

     Gaston County has a population of approximately 200,000, and has an economy based on manufacturing, especially textiles, apparel, fabricated metals, machinery, chemicals, and automotive transportation equipment, and has developed a strong base in service industries, especially construction and retail trade. Twenty-one Fortune 500 companies operate in Gaston County. Among the largest employers in Gaston County are Freightliner, Firestone, Parkdale Mills, Pharr Yarns, Dana Corporation, Gaston Memorial Hospital and Gaston College.

LENDING ACTIVITIES

     General. At September 30, 1999, the Bank's net loans receivable totaled $168.0 million, or 70.4% of total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties. In addition, the Bank originates construction loans, commercial real estate loans, multifamily residential real estate loans, land loans, commercial business loans and consumer loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                                            At September 30,
                                            1999                  1998                1997
                                      -----------------    -----------------    -----------------
                                      Amount    Percent    Amount    Percent    Amount    Percent
                                      ------    -------    ------    -------    ------    -------
                                                         (Dollars in Thousands)
Real estate loans:
One- to four-family ..............   $129,332    73.42%   $105,526    73.50%   $106,422    76.50%
Construction .....................     11,176     6.34      10,573     7.36       5,869     4.22
Commercial .......................      7,266     4.13       8,076     5.63       7,318     5.26
Multifamily residential ..........      2,414     1.37       3,771     2.63       6,514     4.68
                                     --------   ------    --------   ------    --------   ------
   Total real estate loans .......    150,188    85.26     127,946    89.12     126,123    90.66

Commercial business loans ........     14,356     8.15       6,629     4.62%      5,558     4.00

Consumer loans:
Home equity lines of credit ......      8,867     5.03       6,764     4.71       5,651     4.06
Loans on deposits ................        995     0.56       1,052     0.73         688     0.49
Other ............................      1,737     0.99       1,173     0.82       1,091     0.78
                                     --------   ------    --------   ------    --------   ------
Total consumer loans .............     11,599     6.58       8,989     6.26       7,430     5.34
                                     --------   ------    --------   ------    --------   ------

Total loans ......................    176,143   100.00%    143,564   100.00%    139,111   100.00%
                                                ======               ======               ======
Less:
Loans in process .................      6,205                5,152                2,990
Deferred loan origination fees ...        385                  501                  520
Allowance for loan losses ........      1,509                1,411                1,110
                                     --------             --------             --------

Total loans, net .................   $168,044             $136,500             $134,491
                                     ========             ========             ========

                                                 At September 30,
                                            1996                 1995
                                     -----------------    -----------------
                                     Amount    Percent    Amount    Percent
                                     ------    -------    ------    -------
                                              (Dollars in Thousands)
Real estate loans:
One- to four-family ..............  $104,363    76.72%   $ 93,694    75.74%
Construction .....................     6,827     5.02       5,667     4.58
Commercial .......................     6,458     4.75       5,051     4.08
Multifamily residential ..........     6,843     5.03       7,367     5.96
                                    --------   ------    --------   ------
   Total real estate loans .......   124,491    91.52     111,779    90.36

Commercial business loans ........     5,160     3.79       6,030     4.87

Consumer loans:
Home equity lines of credit ......     4,747     3.49       4,154     3.36
Loans on deposits ................       709     0.52         672     0.54
Other ............................       923     0.68       1,075     0.87
                                    --------   ------    --------   ------
Total consumer loans .............     6,379     4.69       5,901     4.77
                                    --------   ------    --------   ------

Total loans ......................   136,030   100.00%    123,710   100.00%
                                               ======               ======
Less:
Loans in process .................     3,812                2,994
Deferred loan origination fees ...       526                  422
Allowance for loan losses ........       830                  786
                                    --------             --------

Total loans, net .................  $130,862             $119,508
                                    ========             ========

         One- to Four-Family Real Estate Lending. Historically, the Bank has concentrated its lending activities on the origination of loans secured by a first mortgage on existing one- to four-family residences located in its primary market area. At September 30, 1999, $129.3 million, or 73.4% of the Bank's total loan portfolio, consisted of one- to four-family residential real estate loans. The Bank originated $17.4 million, $21.3 million and $12.6 million of one- to four-family residential mortgage loans during the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

         Generally, the Bank's fixed-rate one- to four-family mortgage loans have maturities ranging from ten to 30 years and are fully amortizing with monthly or bi-weekly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies such as FHLMC ("Freddie Mac"). The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

         Management implemented a residential wholesale correspondent lending program in 1998. This program enables the Bank to purchase one- to four-family residential mortgage loans from private mortgage bankers. The Bank intends to confine this practice to select mortgage banking companies located only in the Sate of North Carolina. The purpose of this program is to provide an additional medium by which the Bank can invest its new capital in conservative interest sensitive assets such as residential loan products with three, five, seven and ten year rate adjustments or shorter-term 15-year fixed rate loans. During 1999, the objectives of the program were met. While the Bank still continues to offer this program, it will only purchase adjustable rate products at above market interest rates. This revised strategy, by design, has eliminated new loan volume from the program.

         The Bank offers adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. At September 30, 1999, $37.1 million, or 28.7% of the Bank's total one- to four-family residential loan portfolio, was subject to periodic interest rate adjustments. Substantially all of the Bank's ARM loan originations meet the underwriting standards of Freddie Mac even though the Bank originates ARM loans primarily for its own portfolio. The Bank's ARM loans typically provide for an interest rate which adjusts every year after an initial term of one, three, five, seven or ten years based on the one year Treasury constant maturity index and are typically based on a 30-year amortization schedule. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5%, respectively. The Bank offers discounted or "teaser" initial interest rates that may be more than 2% below the interest rate to which the loan would adjust after the initial term based on the market rates of interest at the time the loan was originated.

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

         During 1999, the Bank began originating and selling mortgages to investors on a servicing released basis. This allows the Bank to provide competitive mortgage products to its market area including 15- and 30-year fixed-rate loans and long-term fixed-rate FHA and VA products. The sale of long-term fixed-rate loans helps the Bank manage its interest rate risk. The Bank also benefits by being able to book fee income it earns on these loans during the period in which the loan is sold.

         The Bank requires title insurance insuring the status of its lien or an acceptable attorney's opinion on all loans where real estate is the primary source of security. The Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

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

         Construction Lending. The Bank originates residential construction loans to local home builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. The Bank also originates commercial construction loans to local builders on a very limited basis and only to those with a very satisfactory financial condition. The Bank's construction loans are generally secured by property located in the Bank's primary market area. At September 30, 1999, construction loans amounted to $11.2 million, or 6.4% of the Bank's total loan portfolio.

         The Bank's construction loans to home builders generally have fixed interest rates and are for a term of twelve months. Construction loans to individuals are typically made in connection with the granting of the permanent financing on the property. Construction loans to individuals convert to a fully amortizing adjustable- or fixed-rate loan at the end of the 12 month construction term; if the construction is not complete after 12 months, the Bank will generally modify the loan so that the term is for a period necessary to complete construction. Construction loans to builders are typically originated with a maximum loan to value ratio of 80%. Construction loans to individuals are generally originated pursuant to the same policy regarding loan to value ratios as are used in connection with loans secured by one- to four-family residential real estate.

         The Bank's construction loans to builders are made on either a pre-sold or speculative (unsold) basis. However, the Bank generally limits the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder to the Bank, the location of the property and prior sales of homes in the development. At September 30, 1999, speculative construction loans amounted to $2.7 million.

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

         Construction lending affords the Bank the opportunity to charge higher interest rates with shorter terms to maturity relative to single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating a property's value at completion of the project, the estimated cost of the project, and the amount of time that might be needed to sell out the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan with a project the value of which is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties located within its market area, doing business with contractors with whom it has established relationships and who have been thoroughly underwritten by the Bank and requiring personal guarantees from the principals of its corporate borrowers.

         Commercial Real Estate Lending. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At September 30, 1999, $7.3 million, or 4.1% of the Bank's total loan portfolio consisted of loans secured by commercial real estate properties. The majority of the Bank's commercial real estate properties are secured by office buildings, churches, and retail shops, which are generally located in the Bank's primary market area. The Bank's commercial real estate loans generally have interest rates that adjust at either one-, three-, or five-year intervals, based on the constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 5%, respectively, or adjust based on the Bank's Prime Rate, and are originated to amortize in a maximum of 20 years.

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

         Multifamily Residential Real Estate Lending. The Bank originates mortgage loans secured by multifamily dwelling units (more than four units). At September 30, 1999, $2.4 million, or 1.4% of the Bank's total loan portfolio consisted of loans secured by multifamily residential real estate. The majority of the Bank's multifamily residential real estate loans are secured by apartment buildings located in the Bank's primary market area.
The interest rates for the Bank's multifamily residential real estate loans generally have interest rates that adjust at either one-, three-, or five-year intervals, based on the constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 5%, respectively, or adjust based on the Bank's Prime Rate, and are originated to amortize in a maximum of 20 years.

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

         Consumer Lending. The Bank originates a variety of consumer loans primarily on a secured basis. Consumer loans include home equity lines of credit, loans secured by savings accounts, automobiles, recreational vehicles and second mortgages, and unsecured personal loans. The Bank's home equity lines of credit are secured by a first or second mortgage on residential property, have variable interest rates that are tied to The Wall Street Journal prime lending rate (the "Prime Rate") and may adjust monthly, and generally mature in 15 years. Other consumer loans are made with fixed interest rates and have terms that generally do not exceed five years. At September 30, 1999, consumer loans amounted to $11.6 million, or 6.6% of the total loan portfolio.

         At September 30, 1999, the largest component of the consumer loan portfolio consisted of home equity lines of credit, which totaled $8.9 million, or 5.0% of the total loan portfolio. At September 30, 1999, unused commitments to extend credit under home equity lines of credit totaled $12.4 million.

         The majority of the Bank's consumer loans are made to existing customers, although the Bank actively promotes consumer loans by contacting existing customers and by other promotions and advertising directed at existing and prospective customers. The Bank views consumer lending as an important part of its business because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. Subject to market conditions, the Bank intends to continue emphasizing consumer lending. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. Nevertheless, home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they often are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At September 30, 1999, the Bank had no consumer loans that were delinquent in excess of 90 days.

         The Bank employs strict underwriting procedures for consumer loans. These procedures include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes an evaluation of the proposed collateral for the loan. The Bank underwrites and originates its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.

         Commercial Business Loans. The Bank also originates commercial business loans, generally to customers who are well known to the Bank. Commercial business loans are frequently secured by real estate, although the decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral. The Bank generally requires annual financial statements from its corporate borrowers and personal guarantees from the corporate principals. The Bank also generally requires an appraisal of any real estate that secures the loan. At September 30, 1999, the Bank had $14.4 million of commercial business loans which represented 8.2% of the total loan portfolio. As of September 30, 1999, unsecured commercial business loans totaled $692,000.

         In addition, the Bank's portfolio of commercial business loans as of September 30, 1999 includes residential acquisition and development loans ("A&D loans"). The Bank's A&D loans are originated to local developers for the purpose of developing land for resale as residential by installing roads, sewers, water and other utilities. The Bank originated a very limited number of A&D loans for the development of commercial real estate. These loans are generally made to established customers of the Bank with very satisfactory financial condition. A&D loans are secured by a lien on the property, and are typically made for a period of three years with interest rates that are tied to the Prime Rate. The Bank requires monthly interest payments during the term of the loan. The Bank's A&D loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 75% of the available lots. All of the Bank's A&D loans are secured by property located in its primary market area. In addition, the Bank obtains personal guarantees from the principals of its corporate borrowers and generally originates A&D loans to developers with whom its has established relationships.

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

         Maturity of Loan Portfolio. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.

                                                                    Real Estate Loans
                              -----------------------------------------------------------------------------------------------
                              One- to Four-                                          Multi-       Commercial
                                 Family                                              Family      Business and
                               Residential     Construction      Commercial       Residential       Consumer          Total
                               -----------     ------------      ----------       -----------       --------          -----
                                                                      (In Thousands)
Amounts Due:
Within 1 year .........         $    225         $  2,699         $      1         $      0         $  5,684         $  8,609
Over 1 to 2 years .....              123                0              105                0            1,670            1,898
Over 2 to 3 years .....              276                0              244               22            2,159            2,701
Over 3 to 5 years .....            1,281                0              276              193            4,119            5,869
Over 5 to 10 years ....           17,738                0              954              585            4,349           23,626
Over 10 to 20 years ...           64,916            3,714            5,686            1,614            7,898           83,828
Over 20 years .........           44,773            4,763                0                0               76           49,612
                                --------         --------         --------         --------         --------         --------
Total amount due ......         $129,332         $ 11,176         $  7,266         $  2,414         $ 25,955         $176,143
                                ========         ========         ========         ========         ========         ========

         The following table sets forth the dollar amount of all loans for which final payment is not due until after September 30, 2000. The table also shows the amount of loans which have fixed rates of interest and those which have adjustable rates of interest.

                                               Fixed Rates   Adjustable Rates       Total
                                               -----------   ----------------       -----
                                                             (In Thousands)
Real Estate Loans:
   One- to four-family residential ....         $ 92,020         $ 37,087         $129,107
   Construction .......................            8,477                0            8,477
   Commercial real estate .............              513            6,752            7,265
   Multifamily residential ............                0            2,414            2,414
                                                --------         --------         --------

Total real estate loans ...............          101,010           46,253          147,263
Commercial and consumer ...............            6,282           13,989           20,271
                                                --------         --------         --------
   Total loans ........................         $107,292         $ 60,242         $167,534
                                                ========         ========         ========

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

         Loan Solicitation and Processing. The Bank's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are real estate agents, home builders, walk-in customers, referrals and existing customers. The Bank also advertises its loan products by television and newspaper, and its loan officers call on local businesses soliciting commercial products. In its marketing, the Bank emphasizes its community ties, customized personal service and an efficient underwriting and approval process. The Bank uses professional fee appraisers for most residential real estate loans and construction loans and all commercial real estate and land loans. The Bank requires hazard, title and, to the extent applicable, flood insurance on all security property.

         All loans (i) of $600,000 or more, or (ii) in any amount to borrowers with existing exposure to the Bank of $600,000 or more, or (iii) in any amount that when added to the borrower's existing exposure to the Bank cause such total exposure to be $600,000 or more, must be approved by the Board of Directors of the Bank. Loans of less than $600,000 may be approved by a majority vote of the Bank's Loan Committee, consisting of the Bank's President, Chief Credit Officer, Mortgage Center Manager, and three senior lending officers. In addition, individual lending officers may approve loans individually or jointly with other lending officers within the loan approval limits delegated by the Board of Directors of the Bank.

         Loan Originations, Sales and Purchases. The following table sets forth total loans originated and repaid during the periods indicated.

                                                                         For the Years Ended
                                                                            September 30,
                                                          -----------------------------------------------
                                                             1999               1998               1997
                                                             ----               ----               ----
                                                                          (In Thousands)
Total loans receivable at beginning of period ...         $ 143,564          $ 139,111          $ 136,030
Total loan originations:
   One- to four-family residential ..............            17,427             21,282             12,608
   Construction .................................             8,552             10,701              7,536
   Commercial real estate .......................                 0              1,265              1,747
   Multifamily ..................................               150                  0                  0
   Commercial business and consumer .............            27,234             19,456              9,430
                                                          ---------          ---------          ---------
Total loans originated ..........................            53,363             52,704             31,321
Loans purchased .................................            38,262              8,835                  0
Loans sold ......................................           (13,136)            (9,600)                 0
Principal repayments ............................           (45,910)           (47,486)           (28,240)
                                                          ---------          ---------          ---------
Net loan activity ...............................            32,579              4,453              3,081
                                                          ---------          ---------          ---------
Total loans receivable at end of period .........         $ 176,143          $ 143,564          $ 139,111
                                                          =========          =========          =========

         Loan Commitments. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from approval, depending on the type of transaction. At September 30, 1999, the Bank had loan commitments (excluding undisbursed portions of interim construction loans of $6.2 million) of $704,000 and unused lines of credit of $19.3 million.

         Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. Fees collected on loans originated and sold to investors are recognized in the period in which the loan is sold. The Bank recognized $232,000, $231,000 and $172,000 of deferred loan fees during the fiscal years ended September 30, 1999, 1998 and 1997, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

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

                                                                                           At September 30,
                                                                      ----------------------------------------------------------
                                                                       1999         1998         1997         1996         1995
                                                                      ------       ------       ------       ------       ------
                                                                                          (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
    One- to four-family residential ............................      $   94       $  970       $  876       $1,053       $  778
    Multifamily residential ....................................           0          177          183          141            0
    Commercial real estate .....................................           0           91            0            0            0
Commercial business and consumer ...............................           0            0            0            0            0
Total nonaccrual loans .........................................          94        1,238        1,059        1,194          778
Accruing loans which were contractually past due 90 days or more      0            0            0            0            0
                                                                      ------       ------       ------       ------       ------
Total nonperforming loans ......................................          94        1,238        1,059        1,194          778
Real estate owned ..............................................         259          247          247          258          426
                                                                      ------       ------       ------       ------       ------
Total nonperforming assets .....................................      $  353       $1,485       $1,306       $1,452        1,204
                                                                      ======       ======       ======       ======        =====
Nonaccrual loans and loans 90 days past due as a
    percentage of net loans ....................................        0.06%        0.91%        0.79%        0.91%        0.65%
Nonaccrual loans and loans 90 days past due as a
    percentage of total assets .................................        0.04%        0.60%        0.61%        0.69%        0.47%
Total nonperforming assets as a percentage of total assets .....        0.15%        0.71%        0.75%        0.84%        0.73%

         Interest income that would have been recorded for the fiscal years ended September 30, 1999, 1998 and 1997 had nonaccruing loans been current in accordance with their original terms amounted to $10,000, $77,000 and $42,000, respectively. The Bank did not include any interest income on such loans for such periods.

         Real Estate Acquired in Settlement of Loans. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Generally, foreclosed assets are held for sale and such assets are carried at fair value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. At September 30, 1999, the Bank had $259,000 of real estate acquired in settlement of loans.

         Restructured Loans. Under Generally Accepted Accounting Principals ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank had no restructured loans as of September 30, 1999.

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

         As of September 30, 1999, the aggregate amount of the Bank's assets classified as substandard was $599,000, no assets were classified as doubtful or loss, and the aggregate amount not classified but designated special mention was $1.3 million. As of September 30, 1998, the aggregate amount of the Bank's assets classified as substandard was $2.1 million, no assets were classified as doubtful or loss, and the aggregate amount not classified but designated special mention was $384,000. As of September 30, 1997, the aggregate amount of the Bank's assets classified as substandard was $2.3 million, no assets were classified as doubtful or loss, and the aggregate amount not classified but designated special mention was $312,000.

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

         At September 30, 1999, the Bank had an allowance for loan losses of $1.5 million. Management believes that the amount maintained in the allowance at September 30, 1999 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                        At and For the Fiscal Years
                                                                             Ended September 30,
                                                   --------------------------------------------------------------
                                                     1999          1998         1997         1996         1995
                                                   ---------    ---------    ---------     --------     ---------
                                                                         (Dollars in Thousands)
Total loans outstanding..........................  $ 176,143    $ 143,564    $ 139,111    $ 136,030     $123,710
                                                   =========    =========    =========    =========     ========
Average loans outstanding........................  $ 166,343    $ 143,555    $ 137,149    $ 131,671     $119,527
                                                   =========    =========    =========    =========     ========

Allowance at beginning of period.................  $   1,411    $   1,110    $     830    $     786     $    726
Provision........................................        105          300          293           47           60
Recoveries.......................................          1            6            0            0            0
Charge-offs:
  Consumer loans.................................          8            5           13            3            0
                                                   ---------    ---------    ---------    ---------     --------
Allowance at end of period.......................  $   1,509    $   1,411    $   1,110    $     830     $    786
                                                   =========    =========    =========    =========     ========

Allowance for loan losses as a percentage
  of total loans outstanding.....................       0.86%        0.98%        0.80%        0.61%        0.64%
                                                   =========    =========    =========    =========     ========

Net loans charged off as a percentage of total
  loans outstanding..............................        -- %         -- %        0.01%          --%         -- %
Ratio of allowance to nonperforming loans........   1,605.32%      113.97%      104.82%       69.51%      101.03%
                                                   =========    =========    =========    =========     ========

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

                                                                  At September 30,
                                                1999                    1998                     1997
                                       ----------------------   ----------------------   ----------------------
                                                Percent of               Percent of               Percent of
                                                Loans in Each            Loans in Each            Loans in Each
                                                Category to              Category to              Category to
                                       Amount   Total Loans     Amount   Total Loans     Amount   Total Loans
                                       ------   -----------     ------   -----------     ------   -----------
                                                                (Dollars in Thousands)
Real estate loans:
  One- to four-family residential...   $  700       73.42%      $  699       73.5%       $  643      76.50%
  Construction .....................      100        6.34          125        7.36           55       4.22
  Commercial .......................      225        4.13          200        5.63          105       5.26
  Multifamily residential ..........       75        1.37           75        2.63          100       4.68
Commercial and consumer ............      409       14.74          312       10.88          207       9.34
                                       ------       -----       ------       ----        ------      -----
Total allowance for loan losses ....   $1,509      100.00%      $1,411      100.00%      $1,110     100.00%
                                       ======      ======       ======      ======       ======     ======

                                                      At September 30,
                                                1996                   1995
                                       ----------------------   ----------------------
                                                Percent of               Percent of
                                                Loans in Each            Loans in Each
                                                Category to              Category to
                                       Amount   Total Loans     Amount   Total Loans
                                       ------   -----------     ------   -----------
                                                    (Dollars in Thousands)
Real estate loans:
  One- to four-family residential...   $  450       76.72%      $  436       75.74%
  Construction .....................       50        5.02           50        4.58
  Commercial .......................       88        4.75           75        4.08
  Multifamily residential ..........       75        5.03           75        5.96
Commercial and consumer ............      167        8.48          150        9.64
                                       ------       -----       ------       -----
Total allowance for loan losses.....   $  830      100.00%      $  786      100.00%
                                       ======      ======       ======      ======

INVESTMENT ACTIVITIES

      The Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Bank's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, investment grade corporate debt obligations, mortgage-backed securities and certain types of mutual funds. The Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk and risk-based capital is also considered.

      The following table sets forth the amortized cost and fair value of our investment and mortgage-backed securities, at the dates indicated.


                                                                                          At September 30,
                                                               --------------------------------------------------------------------
                                                                             1999                                1998
                                                               --------------------------------    --------------------------------
                                                                              Net                                 Net
                                                               Amortized  Unrealized     Fair      Amortized  Unrealized     Fair
                                                                 Cost      Gain(Loss)    Value        Cost     Gain(Loss)    Value
                                                               ---------  -----------   -------    ---------  -----------   -------
                                                                                     (Dollars in Thousands)
Investment Securities:
   U.S. Government and agency securities held to maturity .     $12,498     $  (497)    $12,001      $15,228     $  371     $15,599
   U.S. Government and agency securities available for sale       9,256         (97)      9,159       15,047        156      15,203
   Municipal bonds - held to maturity .....................         367           0         367          360          8         368
   Municipal bonds - available for sale ...................       5,737        (373)      5,364          680         15         695
                                                                -------     -------     -------      -------     ------     -------
Total investment securities ...............................     $27,858     $  (967)    $26,891      $31,315     $  550     $31,865
                                                                =======     =======     =======      =======     ======     =======

 Mortgage-backed securities:
   FHLMC held to maturity .................................     $ 1,646     $   (13)    $ 1,633      $ 3,039     $   72     $ 3,111
   FNMA held to maturity ..................................       1,416         (15)      1,401        2,353         27       2,380
   GNMA held to maturity ..................................         764           6         770          966         43       1,009
   FNMA available for sale ................................       2,485         (72)      2,413        1,457         24       1,481
   GNMA available for sale ................................       8,015        (233)      7,782        4,809         45       4,854
   SBA available for sale .................................       6,043         (71)      5,972        1,825        190       2,015
                                                                -------     -------     -------      -------     ------     -------
Total mortgage-backed securities ..........................     $20,369     $  (398)    $19,971      $14,449     $  401     $14,850
                                                                =======     =======     =======      =======     ======     =======

Other Investments available for sale:
   US League Asset Management Fund ........................     $     0     $     0     $     0      $ 1,459     $   37     $ 1,496
   Federated Government Trust .............................           0           0           0        1,163        135       1,298
   FHLMC common stock .....................................          25       1,136       1,161           44      2,184       2,228
   Other equity securities ................................          93           0          93            0          0           0
                                                                -------     -------     -------      -------     ------     -------

Total other investments ...................................     $   118     $ 1,136     $ 1,254      $ 2,666     $2,356     $ 5,022
                                                                =======     =======     =======      =======     ======     =======


                                                                            At September 30,
                                                                   ------------------------------------
                                                                                  1997
                                                                  ------------------------------------
                                                                                  Net
                                                                  Amortized   Unrealized        Fair
                                                                    Cost       Gain(Loss)       Value
                                                                  ---------   ----------       -------
                                                                         (Dollars in Thousands)
Investment Securities:
   U.S. Government and agency securities held to maturity .        $10,407       $   18        $10,425
   U.S. Government and agency securities available for sale          1,988           22          2,010
   Municipal bonds - held to maturity .....................              0            0              0
   Municipal bonds - available for sale ...................              0            0              0
                                                                   -------       ------        -------
Total investment securities ...............................        $12,395       $   40        $12,435
                                                                   =======       ======        =======

 Mortgage-backed securities:
   FHLMC held to maturity .................................        $ 5,238       $   94        $ 5,332
   FNMA held to maturity ..................................          3,588          (18)         3,570
   GNMA held to maturity ..................................          1,261           30          1,291
   FNMA available for sale ................................              0            0              0
   GNMA available for sale ................................              0            0              0
   SBA available for sale .................................              0            0              0
                                                                   -------       ------        -------
Total mortgage-backed securities ..........................        $10,087       $  106        $10,193
                                                                   =======       ======        =======

Other Investments available for sale:
   US League Asset Management Fund ........................        $ 1,375       $   14        $ 1,389
   Federated Government Trust .............................          3,036          228          3,264
   FHLMC common stock .....................................             44        1,542          1,586
   Other equity securities ................................              0            0              0
                                                                   -------       ------        -------

Total other investments ...................................        $ 4,455       $1,784        $ 6,239
                                                                   =======       ======        =======

      The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for our investment securities portfolio at September 30, 1999 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                    At September 30, 1999
                                   --------------------------------------------------------------------------------------
                                        Less than 1 year                1 to 5 years                Over 5 to 10 years
                                   ------------------------       ------------------------       ------------------------
                                                   Weighed                        Weighted                       Weighted
                                   Carrying        Average        Carrying        Average        Carrying         Average
                                     Value         Yield(1)        Value          Yield(1)         Value          Yield(1)
                                    ------          ----           ------          ----           -------          ----
                                                                 (Dollars in Thousands)
U.S. Government securities          $  999          6.50%          $    0          0.00%          $     0          0.00%

U.S. Agency securities ...             502          5.62            8,254          6.22            11,999          6.38

Municipal securities .....               0          0.00            1,221          5.99             2,269          6.15
                                    ------          ----           ------          ----           -------          ----

Total ....................          $1,501          6.21%          $9,475          6.19%          $14,268          6.34%
                                    ======          ====           ======          ====           =======          ====


                                                            At September 30, 1999
                                   ------------------------------------------------------------------------
                                          Over 10 years                     Total Securities
                                   ------------------------       -----------------------------------------
                                                   Weighted                           Weighted
                                   Carrying        Average        Carrying            Average      Market
                                     Value         Yield(1)         Value             Yield(1)      Value
                                    ------          ----           -------             ----        -------
                                                            (Dollars in Thousands)
U.S. Government securities          $    0          0.00%          $   999             6.50%       $ 1,004

U.S. Agency securities ...               0          0.00            20,755             6.30         20,156

Municipal securities .....           2,614          7.04             6,104             6.50          5,731
                                    ------          ----           -------             ----        -------

Total ....................          $2,614          7.04%          $27,858             6.35%       $26,891
                                    ======          ====           =======             ====        =======

--------------------

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

      The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at September 30, 1999.

                                     At September 30, 1999            At September 30, 1998           At September 30, 1997
                                     ---------------------            ---------------------           ---------------------
                                                    Average                          Average                          Average
                                                    Interest                         Interest                         Interest
Category                             Balance          Rate           Balance           Rate           Balance           Rate
--------                             -------          ----           -------           ----           -------           ----
                                                                     (Dollars in Thousands)
Noninterest bearing demand          $  6,481          0.00           $  5,878          0.00           $  3,023          0.00
Interest bearing demand ..            11,916          1.60             10,913          2.40             11,666          1.80
Money market demand ......            13,709          2.10             11,929          2.40             14,240          3.04
Savings accounts .........            23,869          3.20             20,558          3.40             14,197          2.90
Certificates of deposit ..           103,450          5.20             94,623          5.40            102,318          5.80
                                    --------          ----           --------          ----           --------          ----
Total Deposits ...........          $159,425          4.10%          $143,901          4.30%          $145,444          5.00%
                                    ========          ====           ========          ====           ========          ====

      The following table indicates the amount of the Bank's certificate accounts with a principal balance greater than $100,000 by time remaining until maturity as of September 30, 1999.

Maturity Period                                Certificates of Deposit
---------------                                -----------------------
                                                    (In Thousands)
Within three months....................                 $6,551
Three to six months....................                  4,974
Six through twelve months..............                  3,195
Over twelve months.....................                  3,008
                                                        ------
   Total jumbo certificates of deposit.                 $17,728
                                                        =======

      Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                                                                 As of September 30,
                                                    ------------------------------------------
                                                      1999              1998            1997
                                                    --------          -------         --------
                                                                  (In Thousands)
Interest Rate
2.00-4.00% .................................        $    759          $   399         $    172
4.01-6.00% .................................         102,279           91,641           92,311
6.01-8.00% .................................             412            2,583            9,835
                                                    --------          -------         --------
                                                    $103,450          $94,623         $102,318
                                                    ========          =======         ========


      Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at September 30, 1999.

                                                                                                  After
Interest Rate            September 30, 2000    September 30, 2001     September 30, 2002     September 30, 2002          Total
-------------            ------------------    ------------------     ------------------     ------------------          -----
                                                                       (In Thousands)
2.01-4.0%..............    $        759           $          0           $          0           $          0         $        759
4.01-6.0%..............          84,148                 12,862                  4,683                    586              102,279
6.01-8.0%..............             258                    154                      0                      0                  412
                           ------------           ------------           ------------           ------------         ------------
Total..................    $     85,165           $     13,016           $      4,683           $        586         $    103,450
                           ============           ============           ============           ============         ============

      Deposit Activity. The following table set forth the deposit activity of the Bank for the periods indicated.

                                                                               Year Ended September 30,
                                                       ------------------------------------------------------------------------
                                                           1999           1998           1997           1996           1995
                                                       ------------   ------------   ------------   ------------   ------------
                                                                                    (In Thousands)
Beginning balance...................................   $    143,901   $    145,444   $    145,975   $    141,432   $    129,681
Net increase (decrease) before interest credited....          9,102         (8,215)        (7,386)        (2,751)         5,649
Interest credited...................................          6,422          6,672          6,855          7,294          6,102
                                                       ------------   ------------   ------------   ------------   ------------
Net increase (decrease) in savings deposits.........         15,524         (1,543)          (531)         4,543         11,751
                                                       ------------   -------------  ------------   ------------   ------------
Ending balance......................................   $    159,425   $    143,901   $    145,444   $    145,975   $    141,432
                                                       ============   ============   ============   ============   ============

      Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB-Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Atlanta functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Atlanta, the Bank is required to own capital stock in the FHLB-Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The maximum outstanding balances of the Bank's FHLB advances for the fiscal years ended September 30, 1999, 1998 and 1997 were $35.5 million, $19.5 million and $3.8 million, respectively, the average balances outstanding were $28.7 million, $7.9 million and $2.3 million, respectively, and the weighted average interest rates were 5.2%, 5.50% and 6.28%, respectively. The Bank's outstanding balances of FHLB advances as of September 30, 1999, 1998 and 1997, were $35.5 million, $19.5 million and $3.5 million, respectively.

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

      In recent years, the Bank has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of one- to four-family residential ARM loans and fixed-rate loans with maturities of 15 years or less, (2) emphasizing the origination and retention of shorter term commercial business loans, (3) emphasizing the origination of adjustable rate home equity lines of credit, and (4) investing in shorter term investment securities. Management recognizes that the long-term effect of interest rate changes on the Bank's income can be substantial. Accordingly, management has increased the attractiveness of its 10 to 15 year mortgage loans with below-market rates. In addition, the Bank aggressively markets shorter term nonmortgage loans and adjustable rate home equity lines of credit.

      Net Portfolio Value. In recent years, The Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 3% (100 to 300 basis points) increases and decreases in market interest rates.

         The following table presents NPV at September 30, 1999, as calculated by the OTS, which is based upon quarterly information voluntarily provided to the OTS by the Bank.

                    Percentage Change in Net Portfolio Value

             Changes                                      Board
            in Market             Projected              Policy
         Interest Rates          Change (1)             Limit (2)
         --------------          ----------             ---------
         (basis points)
               +300                -35.00%               -40.00%
               +200                -24.00%               -30.00%
               +100                -12.00%               -15.00%
                  0                  0.00%                 0.00%
               -100                 10.00%               -15.00%
               -200                 20.00%               -30.00%
               -300                 29.00%               -40.00%

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

EMPLOYEES

         As of September 30, 1999, the Bank had 61 full-time and 7 part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

                                   REGULATION

         As a federally chartered SAIF-insured stock savings bank, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") system.
This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company, the Bank, the Mutual Company, the Company's parent mutual holding company, and their operations.

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

         Recent legislation has expanded the qualified thrift lender test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. The Bank satisfied the qualified thrift lender test at September 30, 1999.

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

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended September 30, 1999, exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

         Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs"), and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Prompt Corrective Regulatory Action."

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

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has postponed the date that the component will first be deducted from an institution's total capital to provide it with an opportunity to review the interest rate risk approaches taken by the other federal banking agencies. At September 30, 1999, the Bank met each of its capital requirements, in each case on a fully phased-in basis.

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

FEDERAL HOME LOAN BANK SYSTEM

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of September 30, 1999, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

         Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at September 30, 1996 over those established as of September 30, 1988. The amount of such reserve subject to recapture as of September 30, 1999, was approximately $705,000.

         Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain nondividend distributions or cease to maintain a bank charter. At September 30, 1999, the Bank's total federal pre-1988 reserve was approximately $4.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1999, the Bank had no net operating loss carryforwards for federal income tax purposes.

         Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The Mutual Company owns less than 80% of the outstanding Common Stock. As such, the Mutual Company is not permitted to file a consolidated federal income tax return with the Company and the Bank. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

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

ITEM 2. PROPERTIES

         The following table sets forth certain information regarding the Bank's offices at September 30, 1999, all of which are owned by the Bank.

                                                                                     Approximate
Location                                                  Year Opened        Square Feet        Deposits
--------                                                  -----------        -----------        --------
245 West Main Avenue                                          1971              12,400       $ 46,016,000
Gastonia, North Carolina  28052-4140

1670 Neal Hawkins Road                                        1987              5,322          22,657,000
Gastonia, North Carolina  28056-6429

1535 Burtonwood Drive                                         1976              2,372          49,097,000
Gastonia, North Carolina  28054-4011

233 South Main Street                                         1990              4,739          40,845,000
Mount Holly, North Carolina  28120-1620

         Total Deposits                                                                      $159,425,000

         At September 30, 1999, the net book value of the Bank's office properties and the Bank's fixtures, furniture, and equipments was $2.5 million.

ITEM 3. LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The "Common Stock and Related Matters" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements are contained in the Company's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         The "Proposal I-Election of Directors" section of the Registrant's definitive proxy statement for its 2000 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Bank's executive officers.

ITEM 10. EXECUTIVE COMPENSATION

         The "Proposal I-Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The "Proposal I-Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The "Proposal I-Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K

         (a)(1)  Financial Statements

         The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

                  (A)      Report of Independent Auditors

                  (B)      Consolidated Statements of Condition

                  (C)      Consolidated Statements of Operations

                  (D)      Consolidated Statements of Comprehensive Income

                  (E)      Consolidated Statements of Changes in Equity

                  (F)      Consolidated Statements of Cash Flows

                  (G)      Notes to Consolidated Financial Statements

         (a)(2)  Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (b)      Reports on Form 8-K

         The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1999.

         (c)      Exhibits

         3.1         Stock Holding Company Charter of Gaston Federal Bancorp, Inc. (incorporated herein by reference to the Company's registration statement on SB-2, file No.
                     333-42951 ("Form SB-2"))

         3.2         Bylaws of Gaston Federal Bancorp, Inc. (incorporated herein by reference to the Company's Form SB-2)

         4           Form of Stock Certificate of Gaston Federal Bancorp, Inc. (incorporated herein by reference to the Form SB-2)

         10.1        Employment Agreement with Kim S. Price (incorporated herein by reference to the Company's Form SB-2)

         10.2        Deferred Compensation and Income Continuation Agreement (incorporated herein by reference to the Company's Form SB-2)

         10.3        Employee Stock Ownership Plan (incorporated herein by reference to the
                     Company's Form SB-2)

         10.4        Supplemental Executive Retirement Plan (incorporated herein by reference to the Company's Form SB-2)

         13          1999 Annual Report to Stockholders

         21          Subsidiaries of the Company

         23.1        Consent of Cherry Bekaert & Holland, L.L.P.

         27          EDGAR Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GASTON FEDERAL BANCORP, INC.

Date:  December 28, 1999              By: /s/ Kim S. Price
       ------------------                 -----------------------------------
                                          Kim S. Price
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    /s/Kim S. Price                                      By: /s/Gary F. Hoskins
       --------------------------------------------             --------------------------------------------
       Kim S. Price                                             Gary F. Hoskins
       President, Chief Executive Officer and                   Senior Vice President, Treasurer and
       Director (Principal Executive Officer)                   Chief Financial Officer
                                                                (Principal Financial and Accounting Officer)

Date:  December 28, 1999                                    Date: December 28, 1999
       --------------------------------------------             --------------------------------------------

By:    /s/David W. Hoyle                                    By: /s/Ben R. Rudisill, II
       --------------------------------------------             --------------------------------------------
       David W. Hoyle                                           Ben R. Rudisill, II
       Chairman                                                 Vice Chairman

Date:  December 28, 1999                                    Date: December 28, 1999
       --------------------                                     --------------------------------------------

By:    /s/Martha B. Beal                                    By: /s/Charles D. Massey
       --------------------------------------------             --------------------------------------------
       Martha B. Beal                                           Charles D. Massey
       Director                                                 Director

Date:  December 28, 1999                                    Date: December 28, 1999
       --------------------                                     --------------------------------------------

By:    /s/James J. Fuller                                   By: /s/Eugene R. Matthews, II
       --------------------------------------------             --------------------------------------------
       James J. Fuller                                          Eugene R. Matthews, II
       Director                                                 Director

Date:  December 28, 1999                                    Date: December 28, 1999
       --------------------                                     --------------------------------------------

By:    /s/ William H. Keith                                 By: /s/Robert W. Williams, Sr.
       --------------------------------------------             --------------------------------------------
       William H. Keith                                         Robert W. Williams, Sr.
       Director                                                 Director

Date:  December 28, 1999                                    Date:  December 28, 1999
       --------------------------------------------              -------------------------------------------