Form 10QSB
period 1999-12-31
GASTON FEDERAL BANCORP INC
filed 2000-02-14
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ------------------------------------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,297,434 shares of the Registrant's common stock outstanding as of February 4, 2000.

GASTON FEDERAL BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements...............................   2

        Consolidated Statements of Financial Condition as of
           December 31, 1999 and September 30, 1999 ........................   2

        Consolidated Statements of Operations for the three
           months ended December 31, 1999 and 1998..........................   3

        Consolidated Statements of Comprehensive Income for the
           three months ended December 31, 1999 and 1998....................   4

        Consolidated Statements of Cash Flows for the three months ended
           December 31, 1999 and 1998.......................................   5

        Notes to Consolidated Financial Statements..........................   6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................   8

PART II. OTHER INFORMATION..................................................  11

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition (unaudited)
(in thousands)

                                                                       December 31,  September 30,
                                                                           1999           1999
                                                                       -----------   ------------

Assets
------
Cash and cash equivalents ............................................       7,197       12,583
Investment securities available-for-sale, at fair value ..............      18,469       15,777
Investment securities held-to-maturity, at amortized cost ............      12,865       12,865
Mortgage-backed securities available-for-sale, at fair value .........      15,401       16,167
Mortgage-backed securities held-to-maturity, at amortized cost .......       3,465        3,825
Loans, net ...........................................................     169,931      168,044
Premises and equipment, net ..........................................       2,921        2,503
Accrued interest receivable ..........................................       1,024        1,244
Federal Home Loan Bank stock .........................................       1,775        1,775
Other assets .........................................................       2,694        2,670
                                                                         ---------     --------
  Total assets .......................................................   $ 235,742     $237,453
                                                                         =========     ========

Liabilities and Equity
----------------------

Deposits .............................................................   $ 158,603     $159,425

Advances from borrowers for taxes and insurance ......................         412          761
Advances from Federal Home Loan Bank .................................      35,500       35,500
Other liabilities ....................................................       2,326        2,059
                                                                         ---------     --------
  Total liabilities ..................................................     196,841      197,745

Retained earnings, substantially restricted ..........................      22,912       22,653
Common stock and additional paid in capital, net of ESOP loan ........      16,015       16,879
Unrealized gain/(loss) on securities available-for-sale, net of tax ..         (26)         176
                                                                         ---------     --------

  Total equity .......................................................      38,901       39,708
                                                                         ---------     --------

Total liabilities and equity .........................................   $ 235,742     $237,453
                                                                         =========     ========

See accompanying notes to consolidated financial statements.

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                 Three Months
                                                              Ended December 31,
                                                              ------------------
                                                               1999         1998
                                                               ----         ----

Interest income
---------------
Loans ...................................................   $    3,102   $   2,850
Investment securities ...................................          550         600
Mortgage-backed and related securities ..................          299         258
                                                            ----------   ---------
  Total interest income .................................        3,951       3,708

Interest Expense
----------------
Deposits ................................................        1,669       1,580
Borrowed funds ..........................................          463         307
                                                            ----------   ---------
  Total interest expense ................................        2,132       1,887
                                                            ----------   ---------

Net interest income .....................................        1,819       1,821

Provision for loan losses ...............................            8          15
                                                            ----------   ---------

  Net interest income after provision for loan losses ...        1,811       1,806

Noninterest Income
------------------
Service charges on deposit accounts .....................          129          75
Gain on sale of securities ..............................            0           6
Gain on sale of other assets ............................            0           0
Other income ............................................          191         142
                                                            ----------   ---------
  Total noninterest income ..............................          320         223

Noninterest Expense
-------------------
Compensation and benefits ...............................          805         676
Occupancy and equipment expense .........................          154          86
Other expenses ..........................................          425         441
                                                            ----------   ---------
  Total noninterest expense .............................        1,384       1,203

Income before income taxes ..............................          747         826

Provision for income taxes ..............................          247         300
                                                            ----------   ---------

Net income ..............................................   $      500   $     526
                                                            ==========   =========


Basic earnings per share ................................   $     0.12   $    0.12
Diluted earnings per share ..............................   $     0.12   $    0.12

Basic weighted average outstanding shares ...............    4,339,601    4,484,600
Diluted weighted average outstanding shares .............    4,344,026    4,484,600

Dividends paid per share ................................   $    0.055   $   0.050

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                                  Three Months
                                                                               Ended December 31,
                                                                               ------------------
                                                                                 1999       1998
                                                                                 ----       ----

Net income .................................................................   $   500    $   526
Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gains/(losses) arising during  period ..............      (202)       278
     Reclassification adjustment for (gains)/losses included in net income .         0         (4)
                                                                               -------    -------
  Other comprehensive income ...............................................      (202)       274
                                                                               -------    -------

Comprehensive income .......................................................   $   298    $   800
                                                                               -------    -------

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                             Three Months
                                                                                          Ended December 31,
                                                                                       ----------------------
                                                                                          1999         1998
                                                                                          ----          ----
Cash flows from operating activities:
  Net income .......................................................................   $    500      $    526
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses .....................................................          8            15
     Depreciation ..................................................................         95           138
     (Gain) on sale of investment securities .......................................          0            (6)
     (Gain) on sale of other assets ................................................          0             0
     Decrease in other assets ......................................................        196           149
     Increase in other liabilities .................................................        267            59
                                                                                       --------      --------

      Net cash provided by (used for) operating activities .........................      1,066           881
                                                                                       --------      --------

Cash flows from investing activities:

  Net (increase) in loans receivable ...............................................     (1,855)      (19,657)
  Sale of investment securities ....................................................          0         2,000
  Maturities and prepayments of investment securities ..............................      1,856           975
  Maturities and prepayments of mortgage-backed securities .........................      1,127         1,235
  Purchases of investments .........................................................     (4,750)       (5,483)
  Purchases of mortgage-backed securities ..........................................          0        (1,485)
  Net cash flows from other investing activities ...................................       (513)         (286)
                                                                                       --------      --------

      Net cash provided by (used for) investment activities ........................     (4,135)      (22,701)
                                                                                       --------      --------

Cash flows from financing activities:

  Net increase (decrease) in deposits ..............................................       (822)        5,091
  Dividends to stockholders ........................................................       (241)         (225)
  Repurchase of common stock .......................................................       (904)         (519)
  Net increase in borrowed money ...................................................          0         8,000
  (Decrease) in advances from borrowers for insurance and taxes ....................       (349)         (340)
                                                                                       --------      --------

      Net cash provided by (used for) financing activities .........................     (2,316)       12,007
                                                                                       --------      --------

Net (decrease) in cash and cash equivalents ........................................     (5,385)       (9,813)

Cash and cash equivalents at beginning of period ...................................     12,582        13,798
                                                                                       --------      --------

Cash and cash equivalents at end of period .........................................   $  7,197      $  3,985
                                                                                       ========      ========

                   GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

      In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Gaston Federal Bank (the "Bank"). Operating results for the three month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for future periods.

      The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the consolidated financial statements of the Company as of and for the years ended September 30, 1999 and 1998, filed as part of the Company's annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

Note B - Earnings per Share

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended December 31, 1999 and 1998, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,339,601 and 4,484,600, respectively.

      The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended December 31, 1999, and 1998: (in thousands, except per share data)

                                                 Three Months
                                              Ended December 31,
                                              ------------------
                                               1999        1998
                                               ----        ----

Net income.............................    $      500   $      526

Weighted average outstanding shares....     4,339,601    4,484,600
Dilutive effect of stock options.......         4,425            0
                                           ----------   ----------

Weighted average diluted shares........     4,344,026    4,484,600

Diluted  earnings per share............    $     0.12   $     0.12

      Options for 10,000 shares granted with an exercise price of $13.00 per share were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average market price of $12.286.

Note C - Stock Compensation Plans

      On April 12, 1999, the Company's shareholders, among other actions, approved the Gaston Federal Bank 1999 Recognition and Retention Plan. Subsequently, 84,534 shares of common stock were awarded under the plan to directors and management. All such awards vested during the quarter ended June 30, 1999. In addition, the Company's shareholders approved the Gaston Federal Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. As of December 31, 1999, 200,069 options had been awarded under the plan at a weighted average exercise price of $12.05 and a weighted average contractual life of 115 months. There were 82,819 options fully vested as of December 31, 1999. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the Stock Option Plan described above and, accordingly, no compensation expense has been recognized in connection with the granting of the stock options.

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

Comparison of Financial Condition

      Assets. Total assets of the Company decreased by $1.7 million, or 0.7%, from $237.4 million as of September 30, 1999, to $235.7 million as of December 31, 1999. The primary reason for the decrease was the use of cash and cash equivalents to fund $904,000 in common stock repurchases, $822,000 in deposit withdrawals, and $241,000 in cash dividends. During the quarter ended December 31, 1999, mortgage loans decreased by $1.5 million, or 1.0%, to $141.0 million, while nonmortgage loans increased by $3.3 million, or 13.1%, to $28.9 million. This shift in the loan portfolio composition reflects management's efforts to make the Company's balance sheet more reflective of a community bank. Management plans to continue to grow the loan portfolio in a safe and sound manner with an emphasis on short-term, high-yielding nonmortgage loans. Also during the quarter, investment securities increased by $2.7 million to $31.4 million, while mortgage-backed securities decreased by $1.1 million to $18.9 million.

      Liabilities. Total liabilities decreased by $904,000, or 0.5%, from $197.7 million as of September 30, 1999, to $196.8 million as of December 31, 1999. The primary reason for the change was a $822,000, or 0.5%, decrease in total deposits from $159.4 million to $158.6 million. This decrease in deposits was due, in part, to public concerns regarding possible Year 2000 complications in the financial services industry. Despite these concerns, the Company successfully moved into the Year 2000 without any disruptions of the Company's computer or electronic systems. Management plans to continue in its efforts to gain deposit market share through new product development and aggressive marketing. Borrowed money remained at $35.5 million and is comprised of various callable and fixed-term Federal Home Loan Bank advances at fixed interest rates ranging from 4.69% to 6.06%, with a weighted average interest rate of 5.51%.

      Equity. Total equity decreased by $807,000, or 2.1%, from $39.7 million as of September 30, 1999, to $38.9 million as of December 31, 1999. This decrease was primarily due to the repurchase of 72,200 shares of common stock for $904,000 at a weighted average price of $12.52 per share, the payment of $241,000 in dividends, or $0.055 per share, and a $202,000 reduction in unrealized gains on available for sale securities. This decrease in equity was partly offset by $500,000 in earnings for the quarter. Management plans to continue repurchasing its common stock in the open market when such actions are considered to be financially prudent. The Company has been authorized to repurchase a total of 295,869 shares of common stock, or 110,437 additional shares.

Comparison of Results of Operations for the Three Months Ended December 31, 1999 and 1998

      General. Net income for the Company for the three months ended December 31, 1999, amounted to $500,000, or $0.12 per share, as compared to $526,000, or $0.12 per share, for the three months ended December 31, 1998.

      Net interest income. Net interest income remained flat at $1.8 million for both the three months ended December 31, 1999, and for the three months ended December 31, 1998, despite the increases in interest rates during the past year. Interest income increased by $243,000, primarily due to a $13.7 million increase in total loans, coupled with an increase in interest rates. In addition, interest expense increased by $244,000, primarily due to a $9.6 million increase in total deposits and a $8.0 million increase in borrowed money, coupled with an increase in interest rates.

      Provision for loan losses. The provision for loan losses amounted to $7,500 for the three months ended December 31, 1999, as compared to $15,000 for the three months ended December 31, 1998. This represents a decrease of $7,500. The amount of the provision for loan losses was reduced, in part, due to an overall reduction in the percentage of nonperforming assets to 0.16% of total assets as of December 31, 1999, from 0.21% of total assets as of December 31, 1998. The ratio of loan loss reserves to gross loans was 0.88% as of December 31, 1999, and 0.91% as of December 31, 1998.

      Noninterest income. Total noninterest income amounted to $320,000 for the three months ended December 31, 1999, as compared to $223,000 for the three months ended December 31, 1998. This increase of $97,000 was primarily due to additional fee income derived from loan and deposit products and commissions on the sale of financial products through the Bank's wholly-owned subsidiary. Also, noninterest income for the quarter ended December 31, 1998, included $6,000 in nonrecurring income derived from the sale of securities.

      Noninterest expense. Total noninterest expense amounted to $1.4 million for the three months ended December 31, 1999, as compared to $1.2 million for the three months ended December 31, 1998. This increase of $181,000 was primarily due to the nonrecurring expenses associated with implementing the final phase of the Company's Year 2000 Plan and additional expenses associated with the preparation of the opening of the Bank's fifth full-service financial center. This office will be located in Dallas, North Carolina and is scheduled to open in February 2000. In addition, the Bank opened a loan production office in Shelby, North Carolina in October 1999.

      Income taxes. Income taxes amounted to $247,000, or 33.1% of taxable income, for the three month period ended December 31, 1999, as compared to $300,000, or 36.3% of taxable income, for the three month period ended December 31, 1998. This represents a decrease of $53,000, or 17.6%. This difference was primarily due to a $78,000 decrease in net income before taxes for the three months ended December 31, 1999, and an increase in interest income from tax-exempt securities.

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

      The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments having maturities of five years or less. Current OTS regulations require that a savings bank maintain liquid assets of not less that 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At December 31, 1999, the Bank's liquidity, as measured for regulatory purposes, was 17.5%, or $23.4 million in excess of the minimum OTS requirement.

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of December 31, 1999, Gaston Federal Bank's level of capital substantially exceeded all applicable regulatory requirements.

Year 2000

      As of February 4, 2000, the Company has experienced no disruptions or problems with its computer or electronic systems as a result of the Year 2000
(Y2K) changeover. As part of the Company's Y2K Plan, management tested and sampled internal systems and third party applications to ensure a smooth transition into the new millennium. These tests were conducted both prior to Y2K in order to identify and correct any potential problems prior to the changeover and on January 1, 2000, to ensure that the Company's systems operated properly. All sampling and testing conducted on January 1, 2000, indicated all systems were operating as normal. In addition, there have been no loan or deposit customers of the Company that have indicated that they were having any Y2K related issues that would present any financial exposure to the Company. Based upon the successful transition through the January 1, 2000, rollover period and the previously conducted testing, the Company does not anticipate any significant problems to arise.

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

Submission of Matters to a Vote of Security Holders

      There were no meetings of the Company's shareholders during the quarter ended December 31, 1999.

Exhibits and Report on Form 8-K.

      No Form 8-K reports were filed during the quarter.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       GASTON FEDERAL BANCORP, INC.


Date: February 14, 2000                By: /s/ Kim S. Price
                                           -------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer


Date: February 14, 2000                By: /s/ Gary F. Hoskins
                                           -------------------------------------
                                           Gary F. Hoskins
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer