Form 10QSB
period 2000-03-31
GASTON FEDERAL BANCORP INC
filed 2000-05-12
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________

                         Commission File Number 0-23971

                          GASTON FEDERAL BANCORP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         United States                                          56-2063438
------------------------------                            ----------------------
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

            ---------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,233,934 shares of the Registrant's common stock outstanding as of May 5, 2000.

GASTON FEDERAL BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements .............................    2

       Consolidated Statements of Financial Condition as of
             March 31, 2000 and September 30, 1999 ........................    2

       Consolidated Statements of Operations for the three and
           six months ended March 31, 2000 and 1999 .......................    3

       Consolidated Statements of Comprehensive Income for the
           six months ended March 31, 2000 and 1999 .......................    4

       Consolidated Statements of Cash Flows for the six months ended
           March 31, 2000 and 1999 ........................................    5

       Notes to Consolidated Financial Statements .........................    6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................    8

PART II. OTHER INFORMATION ................................................   12

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition (unaudited)
(in thousands)

                                                                       March  31,   September 30,
                                                                        2000            1999
                                                                      -----------   -------------
Assets
Cash and cash equivalents .........................................       3,586         12,583
Investment securities available-for-sale, at fair value ...........      23,067         15,777
Investment securities held-to-maturity, at amortized cost .........      12,864         12,865
Mortgage-backed securities available-for-sale, at fair value ......      19,040         16,167
Mortgage-backed securities held-to-maturity, at amortized cost ....       3,263          3,825
Loans, net ........................................................     171,635        168,044
Premises and equipment, net .......................................       3,832          2,503
Accrued interest receivable .......................................       1,322          1,244
Federal Home Loan Bank stock ......................................       2,125          1,775
Other assets ......................................................       4,499          2,670
                                                                      ---------      ---------
  Total assets ....................................................   $ 245,233      $ 237,453
                                                                      =========      =========

Liabilities and Equity
Deposits ..........................................................   $ 161,142      $ 159,425
Advances from borrowers for taxes and insurance ...................         713            761
Borrowed money ....................................................      42,769         35,500
Other liabilities .................................................       2,210          2,059
                                                                      ---------      ---------
  Total liabilities ...............................................     206,834        197,745

Retained earnings, substantially restricted .......................      23,112         22,653
Common stock and additional paid in capital, net of ESOP loan .....      15,366         16,879
Unrealized gain/(loss) on securities available-for-sale, net of tax         (79)           176
                                                                      ---------      ---------
  Total equity ....................................................      38,399         39,708
                                                                      ---------      ---------

Total liabilities and equity ......................................   $ 245,233      $ 237,453
                                                                      =========      =========

See accompanying notes to consolidated financial statements.

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                              Three Months              Six Months
                                                             Ended March 31,          Ended March 31,
                                                             ---------------          ---------------
                                                           2000         1999         2000         1999
                                                           ----         ----         ----         ----
Interest income
Loans ...............................................   $    3,162   $    2,964   $    6,264   $    5,814
Investment securities ...............................          458          622        1,007        1,294
Mortgage-backed and related securities ..............          397          184          697          370
                                                        ----------   ----------   ----------   ----------
  Total interest income .............................        4,017        3,770        7,968        7,478

Interest Expense
Deposits ............................................        1,669        1,556        3,338        3,136
Borrowed funds ......................................          555          355        1,018          662
                                                        ----------   ----------   ----------   ----------
Total interest expense ..............................        2,224        1,911        4,356        3,798
                                                        ----------   ----------   ----------   ----------

Net interest income .................................        1,793        1,859        3,612        3,680

Provision for loan losses ...........................            8           50           15           65
                                                        ----------   ----------   ----------   ----------

  Net interest income after provision for loan losses        1,785        1,809        3,597        3,615

Noninterest Income
Service charges on deposit accounts .................          134           85          263          160
Gain on sale of securities ..........................            0            0            0            6
Gain on sale of loans ...............................            0          138            0          138
Other income ........................................          267          152          458          294
                                                        ----------   ----------   ----------   ----------
  Total noninterest income ..........................          401          375          721          598

Noninterest Expense
Compensation and benefits ...........................          902          685        1,707        1,361
Occupancy and equipment expense .....................          166          124          320          210
Other expenses ......................................          462          537          888          978
                                                        ----------   ----------   ----------   ----------
  Total noninterest expense .........................        1,530        1,346        2,915        2,549

Income before income taxes ..........................          656          838        1,403        1,664

Provision for income taxes ..........................          198          301          445          601
                                                        ----------   ----------   ----------   ----------

Net income ..........................................   $      458   $      537   $      958   $    1,063
                                                        ==========   ==========   ==========   ==========

Basic earnings per share ............................   $     0.11   $     0.12   $     0.22   $     0.24
Diluted earnings per share ..........................   $     0.11   $     0.12   $     0.22   $     0.24

Basic weighted average outstanding shares ...........    4,277,593    4,448,098    4,308,767    4,465,911
Diluted weighted average outstanding shares .........    4,277,593    4,448,098    4,308,767    4,465,911

Dividends paid per share ............................   $     0.06   $     0.05   $     0.12   $     0.10

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                                Six Months Ended
                                                                                    March 31,
                                                                                ------------------
                                                                                 2000        1999
                                                                                -------    -------
Net income ..................................................................   $   958    $ 1,063
Other comprehensive income, net of tax:
    Unrealized gains on securities:
        Unrealized holding gains/(losses) arising during  period ............      (255)       (45)
        Reclassification adjustment for (gains)/losses included in net income         0         (4)
                                                                                -------    -------
    Other comprehensive income ..............................................      (255)       (49)
                                                                                -------    -------

Comprehensive income ........................................................   $   703    $ 1,014
                                                                                -------    -------

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                        Six Months Ended
                                                                                            March 31,
                                                                                      --------------------
                                                                                        2000        1999
                                                                                      --------    --------
Cash flows from operating activities:
  Net income ......................................................................   $    958    $  1,063
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses ....................................................         15          65
     Depreciation .................................................................        175         219
     (Gain) on sale of investment securities ......................................          0          (6)
     (Gain) on sale of other assets ...............................................          0        (138)
     (Increase) in other assets ...................................................     (1,908)       (335)
     Increase (decrease) in other liabilities .....................................        150        (252)
                                                                                      --------    --------

      Net cash provided by (used for) operating activities ........................       (610)        616
                                                                                      --------    --------

Cash flows from investing activities:
  Net (increase) in loans receivable ..............................................     (3,538)    (22,354)
  Sale of investment securities ...................................................          0       2,000
  Maturities and prepayments of investment securities .............................      1,806       4,225
  Maturities and prepayments of mortgage-backed securities ........................      1,839       2,332
  Purchases of investments ........................................................     (9,350)     (7,994)
  Purchases of mortgage-backed securities .........................................     (4,149)     (1,485)
  Net cash flows from other investing activities ..................................     (1,854)       (603)
                                                                                      --------    --------

      Net cash provided by (used for) investment activities .......................    (15,246)    (23,879)
                                                                                      --------    --------

Cash flows from financing activities:
  Net increase in deposits ........................................................      1,717       8,685
  Dividends to stockholders .......................................................       (499)       (449)
  Repurchase of common stock ......................................................     (1,581)       (803)
  Net increase in borrowed money ..................................................      7,269       8,000
  (Decrease) in advances from borrowers for insurance and taxes ...................        (47)        (10)
                                                                                      --------    --------

      Net cash provided by financing activities ...................................      6,859      15,423
                                                                                      --------    --------

Net (decrease) in cash and cash equivalents .......................................     (8,997)     (7,840)

Cash and cash equivalents at beginning of period ..................................     12,583      13,798
                                                                                      --------    --------

Cash and cash equivalents at end of period ........................................   $  3,586    $  5,958
                                                                                      ========    ========

                   GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

      In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Gaston Federal Bank (the "Bank"). Operating results for the three and six month periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for future periods.

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

Note B - Earnings per Share

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2000 and 1999, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,277,593 and 4,448,098, respectively. For the six months ended March 31, 2000 and 1999, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,308,767 and 4,465,911, respectively.

      The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and six months ended March 31, 2000, and 1999: (in thousands, except per share data)

                                               Three Months                  Six Months
                                              Ended March 31,              Ended March 31,
                                            ------------------           -------------------
                                            2000          1999           2000           1999
                                            ----          ----           ----           ----
Net income ........................     $      458     $      537     $      958     $    1,063

Weighted average outstanding shares      4,277,593      4,448,098      4,308,767      4,465,911
Dilutive effect of stock options ..              0              0              0              0
                                        ----------     ----------     ----------     ----------

Weighted average diluted shares ...      4,277,593      4,448,098      4,308,767      4,465,911

Diluted  earnings per share .......     $     0.11     $     0.12     $     0.22     $     0.24

      All options were excluded from the calculation of diluted earnings per share because the exercise prices of $12.00 for 190,069 shares and $13.00 for 10,000 shares exceeded the average market price of $11.415 for the three months ended March 31, 2000, and $11.844 for the six months ended March 31, 2000. There was no potential stock outstanding as of March 31, 1999.

Note C - Stock Compensation Plans

      On April 12, 1999, the Company's shareholders, among other actions, approved the Gaston Federal Bank 1999 Recognition and Retention Plan. Subsequently, 84,534 shares of common stock were awarded under the plan to directors and management. All such awards vested during the quarter ended June 30, 1999. In addition, the Company's shareholders approved the Gaston Federal Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. As of March 31, 2000, 200,069 options had been awarded under the plan at a weighted average exercise price of $12.05 and a weighted average contractual life of 112 months. There were 82,819 options fully vested as of March 31, 2000. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the Stock Option Plan described above and, accordingly, no compensation expense has been recognized in connection with the granting of the stock options.

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

Comparison of Financial Condition

      Assets. Total assets of the Company increased by $7.8 million, or 3.2%, from $237.4 million as of September 30, 1999, to $245.2 million as of March 31, 2000. During the six month period ended March 31, 2000, cash and cash equivalents decreased by $9.0 million to $3.6 million. These funds were used, in part, to fund $3.6 million in additional loans outstandings, $2.0 million purchase of bank-owned life insurance, $1.6 million in common stock repurchases, $1.0 million in facilities and equipment for the new Dallas branch, and $449,000 in cash dividends. During the period, mortgage loans decreased by $3.8 million, or 2.7%, to $138.7 million, while nonmortgage loans increased by $7.4 million, or 28.9%, to $33.0 million. This shift in the loan portfolio composition reflects management's efforts to make the Company's balance sheet more reflective of a community bank. Management plans to continue to grow the loan portfolio in a safe and sound manner with an emphasis on short-term, high-yielding nonmortgage loans. Also during the period, investment securities increased by $7.3 million to $35.9 million, and mortgage-backed securities increased by $2.3 million to $22.3 million.

      Liabilities. Total liabilities increased by $9.1 million, or 4.4%, from $197.7 million as of September 30, 1999, to $206.8 million as of March 31, 2000. The primary reason for the change was a $1.7 million, or 1.1%, increase in total deposits from $159.4 million to $161.1 million. Management plans to continue in its efforts to gain deposit market share through new product development, aggressive marketing, and branch expansion. Borrowed money increased by $7.3 million to $42.8 million and is primarily comprised of various callable and fixed-term Federal Home Loan Bank advances with a weighted average interest rate of 5.77%.

      Equity. Total equity decreased by $1.3 million, or 3.4%, from $39.7 million as of September 30, 1999, to $38.4 million as of March 31, 2000. This decrease was primarily due to the repurchase of 130,700 shares of common stock for $1.6 million at a weighted average price of $12.10 per share, the payment of $499,000 in cash dividends, or $0.12 per share, and a $255,000 reduction in unrealized gains on available for sale securities. This decrease in equity was partly offset by $958,000 in earnings for the period. Management plans to continue repurchasing its common stock in the open market when such actions are considered to be financially prudent. The Company has been authorized to repurchase a total of 295,869 shares of common stock, or 54,437 additional shares.

Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999

      General. Net income for the Company for the three months ended March 31, 2000, amounted to $458,000, or $0.11 per share, as compared to $537,000, or $0.12 per share, for the three months ended March 31, 1999.

      Net interest income. Net interest income decreased slightly to $1.8 million for the three months ended March 31, 2000, from $1.9 million for the three months ended March 31, 1999. Interest income increased by $247,000, primarily due to a $12.5 million increase in total loans and a $6.1 million increase in investment and mortgage-backed securities, coupled with an increase in interest rates. In addition, interest expense increased by $314,000, primarily due to a $8.5 million increase in total deposits and a $15.3 million increase in borrowed money, coupled with an increase in interest rates.

      Provision for loan losses. The provision for loan losses amounted to $7,500 for the three months ended March 31, 2000, as compared to $50,000 for the three months ended March 31, 1999. This represents a decrease of $42,500. The amount of the provision for loan losses was reduced, in part, due to an overall reduction in the percentage of nonperforming assets to 0.17% of total assets as of March 31, 2000, from 0.23% of total assets as of March 31, 1999. The ratio of loan loss reserves to gross loans was 0.88% as of March 31, 2000, and 0.92% as of March 31, 1999.

      Noninterest income. Total operating noninterest income amounted to $401,000 for the three months ended March 31, 2000, as compared to $237,000 for the three months ended March 31, 1999. This increase of $164,000, or 69.2%, was primarily due to additional fee income derived from loan and deposit products and commissions paid on the sale of uninsured financial products through the Bank's wholly-owned subsidiary. Also, noninterest income for the quarter ended March 31, 1999 included $138,000 in nonrecurring income derived from the sale of mortgage loans. Also, the Bank purchased $2.0 million in bank-owned life insurance in January 2000. The interest credited on these policies amounted to $19,000 for the period.

      Noninterest expense. Total noninterest expense amounted to $1.5 million for the three months ended March 31, 2000, as compared to $1.3 million for the three months ended March 31, 1999. This increase of $185,000, or 13.7%, was primarily due to the expenses associated with the opening of the Bank's fifth full-service branch office in February 2000 and the operation of the Bank's new loan production office that opened in October 1999.

      Income taxes. Income taxes amounted to $198,000, or 30.2% of taxable income, for the three month period ended March 31, 2000, as compared to $301,000, or 35.9% of taxable income, for the three month period ended March 31, 1999. This represents a decrease of $103,000, or 34.3%. This difference was primarily due to a $183,000 decrease in net income before taxes for the three months ended March 31, 2000, and an increase in interest income from tax-advantaged securities such as bank-qualified municipal securities, FNMA preferred stock, government agency securities, and bank-owned life insurance.

Comparison of Results of Operations for the Six Months Ended March 31, 2000 and 1999

      General. Net income for the Company for the six months ended March 31, 2000, amounted to $958,000, or $0.22 per share, as compared to $1,063,000, or $0.24 per share, for the six months ended March 31, 1999.

      Net interest income. Net interest income decreased slightly to $3.6 million for the six months ended March 31, 2000, from $3.7 million for the six months ended March 31, 1999. Interest income increased by $490,000, or 6.6%, primarily due to a $12.5 million increase in total loans and a $6.1 million increase in investment and mortgage-backed securities, coupled with an increase in interest rates. In addition, interest expense increased by $558,000, or 14.7%, primarily due to a $8.5 million increase in total deposits and a $15.3 million increase in borrowed money, coupled with an increase in interest rates.

      Provision for loan losses. The provision for loan losses amounted to $15,000 for the six months ended March 31, 2000, as compared to $65,000 for the six months ended March 31, 1999. This represents a decrease of $50,000. The amount of the provision for loan losses was reduced, in part, due to an overall reduction in the percentage of nonperforming assets to 0.17% of total assets as of March 31, 2000, from 0.23% of total assets as of March 31, 1999. The ratio of loan loss reserves to gross loans was 0.88% as of March 31, 2000, and 0.92% as of March 31, 1999.

      Noninterest income. Total operating noninterest income amounted to $721,000 for the six months ended March 31, 2000, as compared to $454,000 for the six months ended March 31, 1999. This increase of $267,000, or 58.8%, was primarily due to additional fee income derived from loan and deposit products and commissions paid on the sale of uninsured financial products through the Bank's wholly-owned subsidiary. Also, noninterest income for the six months ended March 31, 1999 included $144,000 in nonrecurring income derived from the sale of assets.

      Noninterest expense. Total noninterest expense amounted to $2.9 million for the six months ended March 31, 2000, as compared to $2.5 million for the six months ended March 31, 1999. This increase of $366,000, or 14.4%, was primarily due to the expenses associated with the opening of the Bank's fifth full-service branch office in February 2000 and the operation of the Bank's new loan production office that opened in October 1999.

Income taxes. Income taxes amounted to $445,000, or 31.7% of taxable income, for the six month period ended March 31, 2000, as compared to $601,000, or 36.1% of taxable income, for the six month period ended March 31, 1999. This represents a decrease of $156,000, or 26.0%. This difference was primarily due to a $261,000 decrease in net income before taxes for the three months ended March 31, 2000, and an increase in interest income from tax-advantaged securities such as bank-qualified municipal securities, FNMA preferred stock, government agency securities, and bank-owned life insurance.

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

      The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments having maturities of five years or less. Current OTS regulations require that a savings bank maintain liquid assets of not less that 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At March 31, 2000, the Bank's liquidity, as measured for regulatory purposes, was 16.5%, or $21.5 million in excess of the minimum OTS requirement.

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2000, Gaston Federal Bank's level of capital substantially exceeded all applicable regulatory requirements.

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

                                      GASTON FEDERAL BANCORP, INC.


Date: May 12, 2000                    By: /s/ Kim S. Price
                                          --------------------------------------
                                          Kim S. Price
                                          President and Chief Executive Officer


Date: May 12, 2000                    By: /s/ Gary F. Hoskins
                                          --------------------------------------
                                          Gary F. Hoskins
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer