Form 10QSB
period 2000-06-30
GASTON FEDERAL BANCORP INC
filed 2000-08-14
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period __________ from to __________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,218,934 shares of the Registrant's common stock outstanding as of August 8, 2000.

GASTON FEDERAL BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements ...........................    2

        Consolidated Statements of Financial Condition as of
          June 30, 2000 and September 30, 1999 ............................    2

        Consolidated Statements of Operations for the three and
          nine months ended June 30, 2000 and 1999 ........................    3

        Consolidated Statements of Comprehensive Income for the
          nine months ended June 30, 2000 and 1999 ........................    4

        Consolidated Statements of Cash Flows for the nine months ended
          June 30, 2000 and 1999 ..........................................    5

        Notes to Consolidated Financial Statements ........................    6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................    8

PART II. OTHER INFORMATION ................................................   12

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition (unaudited)
(in thousands)

                                                                      June 30,   September 30,
                                                                        2000         1999
                                                                      ---------  -------------
Assets
Cash and cash equivalents .........................................       2,814       12,583
Investment securities available-for-sale, at fair value ...........      19,948       15,777
Investment securities held-to-maturity, at amortized cost .........      12,864       12,865
Mortgage-backed securities available-for-sale, at fair value ......      17,703       16,167
Mortgage-backed securities held-to-maturity, at amortized cost ....       3,003        3,825
Loans, net ........................................................     177,267      168,044
Premises and equipment, net .......................................       3,886        2,503
Accrued interest receivable .......................................       1,125        1,244
Federal Home Loan Bank stock ......................................       2,177        1,775
Other assets ......................................................       4,701        2,670
                                                                      ---------    ---------
  Total assets ....................................................   $ 245,488    $ 237,453
                                                                      =========    =========

Liabilities and Equity
Deposits ..........................................................   $ 160,821    $ 159,425
Advances from borrowers for taxes and insurance ...................       1,004          761
Borrowed money ....................................................      43,050       35,500
Other liabilities .................................................       2,206        2,059
                                                                      ---------    ---------
  Total liabilities ...............................................     207,081      197,745

Retained earnings, substantially restricted .......................      23,477       22,653
Common stock and additional paid in capital, net of ESOP loan .....      15,174       16,879
Unrealized gain/(loss) on securities available-for-sale, net of tax        (244)         176
                                                                      ---------    ---------
  Total equity ....................................................      38,407       39,708
                                                                      ---------    ---------

Total liabilities and equity ......................................   $ 245,488    $ 237,453
                                                                      =========    =========

See accompanying notes to consolidated financial statements.

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                             Three Months              Nine Months
                                                            Ended June  30,           Ended June 30,
                                                        -----------------------   -----------------------
                                                           2000         1999         2000         1999
                                                        ----------   ----------   ----------   ----------
Interest income
Loans ...............................................   $    3,306   $    3,088   $    9,569   $    8,902
Investment securities ...............................          590          562        1,597        1,856
Mortgage-backed and related securities ..............          275          236          973          606
                                                        ----------   ----------   ----------   ----------
  Total interest income .............................        4,171        3,886       12,139       11,364

Interest Expense
Deposits ............................................        1,766        1,602        5,104        4,738
Borrowed funds ......................................          619          398        1,637        1,060
                                                        ----------   ----------   ----------   ----------
Total interest expense ..............................        2,385        2,000        6,741        5,798
                                                        ----------   ----------   ----------   ----------

Net interest income .................................        1,786        1,886        5,398        5,566

Provision for loan losses ...........................            8           25           23           90
                                                        ----------   ----------   ----------   ----------

  Net interest income after provision for loan losses        1,778        1,861        5,375        5,476

Noninterest Income
Service charges on deposit accounts .................          150          103          413          262
Gain on sale of assets ..............................          226        1,198          226        1,342
Other income ........................................          377          164          836          459
                                                        ----------   ----------   ----------   ----------
  Total noninterest income ..........................          753        1,465        1,475        2,063

Noninterest Expense
Compensation and benefits ...........................          995        1,807        2,702        3,168
Occupancy and equipment expense .....................          152          104          472          313
Other expenses ......................................          427          461        1,316        1,440
                                                        ----------   ----------   ----------   ----------
  Total noninterest expense .........................        1,574        2,372        4,490        4,921

Income before income taxes ..........................          957          954        2,360        2,618

Provision for income taxes ..........................          338          338          783          939
                                                        ----------   ----------   ----------   ----------

Net income ..........................................   $      619   $      616   $    1,577   $    1,679
                                                        ==========   ==========   ==========   ==========

Basic earnings per share ............................   $     0.15   $     0.14   $     0.37   $     0.38
Diluted earnings per share ..........................   $     0.15   $     0.14   $     0.37   $     0.38

Basic weighted average outstanding shares ...........    4,234,044    4,461,911    4,283,731    4,464,578
Diluted weighted average outstanding shares .........    4,234,044    4,473,623    4,285,206    4,468,482

Dividends paid per share ............................   $     0.06   $    0.055   $     0.18   $    0.155

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                            Nine Months Ended
                                                                                June 30,
                                                                            ------------------
                                                                             2000       1999
                                                                            -------    -------
Net income ..............................................................   $ 1,577    $ 1,679
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains/(losses) arising during  period ............      (275)      (271)
    Reclassification adjustment for (gains)/losses included in net income      (145)      (753)
                                                                            -------    -------
  Other comprehensive income ............................................      (420)    (1,024)
                                                                            -------    -------

Comprehensive income ....................................................   $ 1,157    $   655
                                                                            -------    -------

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                   Nine Months Ended
                                                                        June 30,
                                                                  --------------------
                                                                    2000        1999
                                                                  --------    --------
Cash flows from operating activities:
  Net income ..................................................   $  1,577    $  1,679
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses .................................         23          90
    Depreciation ..............................................        256         245
    (Gain) on sale of investment securities ...................       (227)     (1,177)
    (Gain) loss on sale of other assets .......................          1        (138)
    (Increase) in other assets ................................     (1,969)       (170)
    Increase (decrease) in other liabilities ..................        146        (957)
                                                                  --------    --------

      Net cash provided by (used for) operating activities ....       (193)       (428)
                                                                  --------    --------

Cash flows from investing activities:
  Net (increase) in loans receivable ..........................     (9,092)    (30,566)
  Sale of investment securities ...............................      2,050       5,727
  Sale of mortgage-backed securities ..........................        615           0
  Maturities and prepayments of investment securities .........      2,936       7,734
  Maturities and prepayments of mortgage-backed securities ....      2,820       3,705
  Purchases of investments ....................................     (9,350)    (10,639)
  Purchases of mortgage-backed securities .....................     (4,149)     (6,480)
  Net cash flows from other investing activities ..............     (2,041)       (746)
                                                                  --------    --------

      Net cash provided by (used for) investment activities ...    (16,211)    (31,265)
                                                                  --------    --------

Cash flows from financing activities:
  Net increase in deposits ....................................      1,396      10,526
  Dividends to stockholders ...................................       (753)       (697)
  Repurchase of common stock ..................................     (1,801)     (2,427)
  Net increase in borrowed money ..............................      7,550      13,500
  (Decrease) in advances from borrowers for insurance and taxes        244        (334)
                                                                  --------    --------

      Net cash provided by financing activities ...............      6,636      21,236
                                                                  --------    --------

Net (decrease) in cash and cash equivalents ...................     (9,769)    (10,457)

Cash and cash equivalents at beginning of period ..............     12,583      13,798
                                                                  --------    --------

Cash and cash equivalents at end of period ....................   $  2,814    $  3,341
                                                                  ========    ========

                   GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

      In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Gaston Federal Bank (the "Bank"). Operating results for the three and nine month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for future periods.

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

Note B - Earnings per Share

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended June 30, 2000 and 1999, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,234,044 and 4,461,911, respectively. For the nine months ended June 30, 2000 and 1999, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,285,206 and 4,464,578, respectively.

      The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended June 30, 2000, and 1999: (in thousands, except per share data)

                                            Three Months              Nine Months
                                           Ended June 30,            Ended June 30,
                                      -----------------------   -----------------------
                                         2000         1999         2000         1999
                                      ----------   ----------   ----------   ----------
Net income ........................   $      619   $      616   $    1,577   $    1,679

Weighted average outstanding shares    4,234,044    4,461,911    4,283,731    4,464,578
Dilutive effect of stock options ..            0       11,712        1,475        3,904
                                      ----------   ----------   ----------   ----------

Weighted average diluted shares ...    4,234,044    4,473,623    4,285,206    4,468,482

Diluted  earnings per share .......   $     0.15   $     0.14   $     0.37   $     0.38

      Options were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2000, because the exercise prices of $12.00 for 192,569 shares and $13.00 for 10,000 shares exceeded the average market price of $10.87 for the period. There was no potential stock outstanding as of June 30, 1999.

Note C - Stock Compensation Plans

      On April 12, 1999, the Company's shareholders, among other actions, approved the Gaston Federal Bank 1999 Recognition and Retention Plan. Subsequently, 84,534 shares of common stock were awarded under the plan to directors and management. All such awards vested during the quarter ended June 30, 1999. In addition, the Company's shareholders approved the Gaston Federal Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. As of June 30, 2000, 202,569 options had been awarded under the plan at a weighted average exercise price of $12.05 and a weighted average contractual life of 106 months. There were 111,627.6 options fully vested as of June 30, 2000. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the Stock Option Plan described above and, accordingly, no compensation expense has been recognized in connection with the granting of the stock options.

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

Comparison of Financial Condition

      Assets. Total assets of the Company increased by $8.0 million, or 3.3%, from $237.5 million as of September 30, 1999, to $245.5 million as of June 30, 2000. During the nine month period ended June 30, 2000, cash and cash equivalents decreased by $9.8 million to $2.8 million. These funds were used to fund $9.2 million in additional loans outstandings, $2.0 million investment in bank-owned life insurance, $1.8 million in common stock repurchases, $1.0 million in facilities and equipment for the new Dallas branch, and $753,000 in cash dividends. During the period, mortgage loans decreased by $5.6 million, or 3.9%, to $136.9 million, while nonmortgage loans increased by $14.8 million, or 57.8%, to $40.4 million. This shift in the loan portfolio composition reflects management's efforts to make the Company's balance sheet more reflective of a community bank. Management plans to continue to grow the loan portfolio in a safe and sound manner with an emphasis on short-term, high-yielding nonmortgage loans. Also during the period, investment securities increased by $4.1 million to $32.8 million, and mortgage-backed securities increased by $715,000 to $20.7 million.

      Liabilities. Total liabilities increased by $9.4 million, or 4.5%, from $197.7 million as of September 30, 1999, to $207.1 million as of June 30, 2000. The primary reason for the change was a $7.6 million increase in borrowed money to $43.1 million and a $1.4 million increase in total deposits to $160.8 million. Management plans to continue in its efforts to gain deposit market share through new product development, aggressive marketing, and branch expansion with an emphasis on demand deposits. The borrowed money is primarily comprised of various callable and fixed-term Federal Home Loan Bank advances with a weighted average interest rate of 5.8%.

      Equity. Total equity decreased by $1.3 million, or 3.4%, from $39.7 million as of September 30, 1999, to $38.4 million as of June 30, 2000. This decrease was primarily due to the repurchase of 150,700 shares of common stock for $1.8 million at a weighted average price of $11.95 per share, the payment of $753,000 in cash dividends, or $0.18 per share, and a $420,000 reduction in unrealized gains on available for sale securities. This decrease in equity was partly offset by $1,577,000 in earnings for the period. Management plans to continue repurchasing its common stock in the open market when such actions are considered to be financially prudent. The Company has been authorized to repurchase a total of 303,894 shares of common stock, or 131,976 additional shares.

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 1999

      General. Net income for the Company for the three months ended June 30, 2000, amounted to $619,000, or $0.15 per share, as compared to $616,000, or $0.14 per share, for the three months ended June 30, 1999.

      Net interest income. Net interest income decreased slightly to $1.8 million for the three months ended June 30, 2000, from $1.9 million for the three month period ended June 30, 1999. Interest income increased by $285,000, primarily due to a $9.0 million increase in total loans and a $2.1 million increase in investment and mortgage-backed securities, coupled with an increase in interest rates. In addition, interest expense increased by $385,000, primarily due to a $6.4 million increase in total deposits and a $10.0 million increase in borrowed money, coupled with an increase in interest rates.

      Provision for loan losses. The provision for loan losses amounted to $7,500 for the three months ended June 30, 2000, as compared to $25,000 for the three months ended June 30, 1999. This represents a decrease of $17,500. The amount of the provision for loan losses was reduced, in part, due to an overall reduction in the percentage of nonperforming assets to 0.06% of total assets as of June 30, 2000, from 0.23% of total assets as of June 30, 1999. The ratio of loan loss reserves to gross loans was 0.86% as of June 30, 2000, and 0.92% as of June 30, 1999.

      Noninterest income. Total operating noninterest income amounted to $527,000 for the three months ended June 30, 2000, as compared to $267,000 for the three months ended June 30, 1999. This increase of $260,000, or 97.4%, was primarily due to additional commissions paid on the sale of uninsured financial products through the Bank's wholly-owned subsidiary and additional fee income derived from loan and deposit products. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Outstanding demand deposit accounts increased by 20.2% during the past 12 months to $20.3 million as of June 30, 2000.

      Noninterest income for the quarter ended June 30, 2000, also included a $226,000 gain on the sale of investment securities and real estate owned. Noninterest income for the quarter ended June 30, 1999, included a $1.2 million gain on the sale of investment securities and mortgage loans. These items are not recurring and should not be considered a part of operating income.

      Noninterest expense. Total noninterest expense amounted to $1.6 million for the three months ended June 30, 2000, as compared to $2.4 million for the three months ended June 30, 1999. During the June 1999 quarter, the Company incurred a nonrecurring $1.0 million increase in compensation as a result of the implementation of the 1999 Gaston Federal Bank Recognition and Retention Plan that was adopted by the shareholders in April 1999. Excluding this nonrecurring item, noninterest expense increased by $202,000, or 14.8%. This increase was primarily due to the expenses associated with the opening of the Bank's fifth full-service branch office in February 2000 and the operation of the Bank's new loan production office that opened in October 1999. The Company plans to break ground on its sixth full-service branch later this summer with an estimated completion date of December 2000.

      Income taxes. Income taxes amounted to $338,000, or 35.3% of taxable income, for the three month period ended June 30, 2000, as compared to $338,000, or 35.4% of taxable income, for the three month period ended June 30, 1999.

Comparison of Results of Operations for the Nine Months Ended June 30, 2000 and 1999

      General. Net income for the Company for the nine months ended June 30, 2000, amounted to $1,577,000, or $0.37 per share, as compared to $1,679,000, or $0.38 per share, for the nine months ended June 30, 1999.

      Net interest income. Net interest income decreased slightly to $5.4 million for the nine months ended June 30, 2000, from $5.5 million for the nine months ended June 30, 1999. Interest income increased by $775,000, or 6.8%, primarily due to a $9.0 million increase in total loans and a $2.1 million increase in investment and mortgage-backed securities, coupled with an increase in interest rates. In addition, interest expense increased by $943,000, or 16.3%, primarily due to a $6.4 million increase in total deposits and a $10.0 million increase in borrowed money, coupled with an increase in interest rates.

      Provision for loan losses. The provision for loan losses amounted to $22,500 for the nine months ended June 30, 2000, as compared to $90,000 for the nine months ended June 30, 1999. This represents a decrease of $67,500. The amount of the provision for loan losses was reduced, in part, due to an overall reduction in the percentage of nonperforming assets to 0.06% of total assets as of June 30, 2000, from 0.23% of total assets as of June 30, 1999. The ratio of loan loss reserves to gross loans was 0.86% as of June 30, 2000, and 0.92% as of June 30, 1999.

      Noninterest income. Total operating noninterest income amounted to $1,249,000 for the nine months ended June 30, 2000, as compared to $721,000 for the nine months ended June 30, 1999. This increase of $528,000, or 73.2%, was primarily due to additional commissions paid on the sale of uninsured financial products through the Bank's wholly-owned subsidiary and additional fee income derived from loan and deposit products. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Outstanding demand deposit accounts increased by 20.2% during the past 12 months to $20.3 million as of June 30, 2000.

      Noninterest income for the nine month period ended June 30, 2000, also included a $226,000 gain on the sale of investment securities and real estate owned. Noninterest income for the nine month period ended June 30, 1999, included a $1.3 million gain on the sale of investment securities and mortgage loans. These items are not recurring and should not be considered a part of operating income.

      Noninterest expense. Total noninterest expense amounted to $4.5 million for the nine months ended June 30, 2000, as compared to $4.9 million for the nine months ended June 30, 1999. During the June 1999 period, the Company incurred a nonrecurring $1.0 million increase in compensation as a result of the implementation of the 1999 Gaston Federal Bank Recognition and Retention Plan that was adopted by the shareholders in April 1999. Excluding this nonrecurring item, noninterest expense increased by $568,000, or 14.5%. This increase was primarily due to the expenses associated with the opening of the Bank's fifth full-service branch office in February 2000 and the operation of the Bank's new loan production office that opened in October 1999. The Company plans to break ground on its sixth full-service branch later this summer with an estimated completion date of December 2000.

      Income taxes. Income taxes amounted to $783,000, or 33.2% of taxable income, for the nine month period ended June 30, 2000, as compared to $939,000, or 35.9% of taxable income, for the nine month period ended June 30, 1999. This represents a decrease of $156,000, or 16.6%. This difference was primarily due to a $258,000 decrease in net income before taxes for the nine months ended June 30, 2000, and an increase in interest income from tax-advantaged securities such as bank-qualified municipal securities, government agency securities, and bank-owned life insurance.

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

      The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments having maturities of five years or less. Current OTS regulations require that a savings bank maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At June 30, 2000, the Bank's liquidity, as measured for regulatory purposes, was 16.1%, or $20.0 million in excess of the minimum OTS requirement.

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2000, Gaston Federal Bank's level of capital substantially exceeded all applicable regulatory requirements.

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

Submission of Matters to a Vote of Security Holders

      There were no meetings of the Company's shareholders during the quarter ended June 30, 2000.

Exhibits and Report on Form 8-K.

      No Form 8-K reports were filed during the quarter.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                      GASTON FEDERAL BANCORP, INC.


Date: August 9, 2000                  By: /s/ Kim S. Price
                                          --------------------------------------
                                          Kim S. Price
                                          President and Chief Executive Officer


Date: August 9, 2000                  By: /s/ Gary F. Hoskins
                                          --------------------------------------
                                          Gary F. Hoskins
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer