Form 10KSB
period 2000-09-30
GASTON FEDERAL BANCORP INC
filed 2000-12-29
CIK 1051871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transaction period from ___________________ to ____________________

                         Commission File Number: 0-23971

                          GASTON FEDERAL BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Federal                                      56-2063438
----------------------------            ---------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation or Organization)

245 West Main Avenue, Gastonia, North Carolina                           28053
----------------------------------------------                           -----
    (Address of Principal Executive Office)                           (Zip Code)

                                 (704) 868-5200
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES [X]   NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended September 30, 2000 were $18.5 million.

         As of December 7, 2000, there were issued and outstanding 4,218,934 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 7, 2000 ($11.00) was $19.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended September 30, 2000 (Parts II and IV).

2. Sections of the Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.  Business

Gaston Federal Bancorp, Inc.

     Gaston Federal Bancorp, Inc. (the "Company") was formed on March 18, 1998, for the purpose of acting as the holding company for Gaston Federal Bank (the "Bank"). The Company's assets consist primarily of the outstanding capital stock of the Bank and cash and investments of $3.1 million. At September 30, 2000, 1,821,289 shares of the Company's common stock, par value $1.00 per share, were held by the public, and 2,397,645 shares were held by Gaston Federal Holdings, MHC (the "Mutual Company"), the Company's parent mutual holding company. The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

     The Company's executive office is located at 245 West Main Avenue, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at this address is (704) 868-5200.

Gaston Federal Bank

     The Bank, which was chartered in 1904, is a community-oriented savings bank engaged primarily in the business of offering FDIC-insured deposits to customers through its branch offices and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multifamily residential and commercial real estate loans, commercial business loans, construction loans and consumer loans, and investment and mortgage-backed securities. The Bank's deposits are insured by the Savings Association Insurance Fund (the "SAIF"), as administered by the FDIC, up to the maximum amount permitted by law

     The Bank's executive office is located at 245 West Main Avenue, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at that address is (704) 868-5200.

Market Area

     The Bank's main office and two branches are located in Gastonia, North Carolina, one branch is located in Mount Holly, North Carolina, and one branch is located in Dallas, North Carolina. All of these offices are located in Gaston County which is located on the I-85 corridor in the Southern Piedmont region of North Carolina, not far from the regional banking center of Charlotte, North Carolina, and the South Carolina state line. Gaston County is bounded by the North Carolina Counties of Mecklenburg, Lincoln and Cleveland, and the South Carolina County of York. The Bank considers Gaston and these contiguous counties to be its primary market area. The Bank also operates a mortgage loan production office in Shelby, North Carolina. This office is located approximately 30 miles from the Bank's main office in Gastonia.

     Gaston County has a population of approximately 200,000, and has an economy based on manufacturing, textiles, apparel, fabricated metals, machinery, chemicals, and automotive transportation equipment, and has developed a strong base in service industries, especially construction and retail trade. Among the largest employers in Gaston County are Freightliner, Firestone, Parkdale Mills, Pharr Yarns, Dana Corporation, Gaston Memorial Hospital and Gaston College.

Lending Activities

     General. At September 30, 2000, the Bank's net loans receivable totaled $177.0 million, or 72.3% of total assets at that date. In the past, the Bank concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties. Currently, the Bank concentrates its lending activities on construction loans, commercial real estate loans, commercial business loans and consumer loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                                                         At September 30,
                                  ---------------------------------------------------------------------------------------
                                          2000                  1999                  1998                  1997
                                  --------------------  --------------------  --------------------  --------------------
                                    Amount    Percent    Amount     Percent    Amount     Percent    Amount     Percent
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                              (Dollars in Thousands)
Real estate loans:
One- to four-family.............  $ 125,269      68.32% $ 129,332      73.42% $ 105,526      73.50% $ 106,422      76.50%
  Construction..................      5,416       2.95      8,513       4.83     10,573       7.36      5,869       4.22
  Commercial....................      5,289       2.88      7,266       4.13      8,076       5.63      7,318       5.26
  Multifamily residential.......      2,046       1.12      2,414       1.37      3,771       2.63      6,514       4.68
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Total real estate loans......    138,020      75.27    147,525      83.75    127,946      89.12    126,123      90.66

Commercial business loans.......     28,181      15.37     17,019       9.67      6,629       4.62      5,558       4.00

Consumer loans:
  Home equity lines of credit...     14,197       7.74      8,867       5.03      6,764       4.71      5,651       4.06
  Loans on deposits.............        668       0.36        995       0.56      1,052       0.73        688       0.49
  Other.........................      2,303       1.26      1,737       0.99      1,173       0.82      1,091       0.78
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total consumer loans........     17,168       9.36     11,599       6.58      8,989       6.26      7,430       5.34
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Total loans.....................    183,369     100.00%   176,143     100.00%   143,564     100.00%   139,111     100.00%
                                             =========             =========             =========             =========
Less:
  Loans in process..............      4,544                 6,205                 5,152                 2,990
  Deferred loan origination fees        325                   385                   501                   520
  Allowance for loan losses.....      1,537                 1,509                 1,411                 1,110
                                  ---------             ---------             ---------             ---------
Total loans, net................  $ 176,963             $ 168,044             $ 136,500             $ 134,491
                                  =========             =========             =========             =========


                                     At September 30,
                                  --------------------
                                          1996
                                  --------------------
                                   Amount     Percent
                                  ---------  ---------

Real estate loans:
  One- to four-family...........  $ 104,363      76.72%
  Construction..................      6,827       5.02
  Commercial....................      6,458       4.75
  Multifamily residential.......      6,843       5.03
                                  ---------  ---------
   Total real estate loans......    124,491      91.52

Commercial business loans.......      5,160       3.79

Consumer loans:
  Home equity lines of credit...      4,747       3.49
  Loans on deposits.............        709       0.52
  Other.........................        923       0.68
                                  ---------  ---------
    Total consumer loans........      6,379       4.69
                                  ---------  ---------

Total loans.....................    136,030     100.00%
                                             =========
Less:
  Loans in process..............      3,812
  Deferred loan origination fees        526
  Allowance for loan losses.....        830
                                  ---------
Total loans, net................  $ 130,862
                                  =========

         One- to Four-Family Real Estate Lending. Historically, the Bank has concentrated its lending activities on the origination of loans secured by a first mortgage on existing one- to four-family residences located in its primary market area. At September 30, 2000, $125.3 million, or 68.3% of the Bank's total loan portfolio, consisted of one- to four-family residential real estate loans. The Bank originated $5.0 million, $17.4 million and $21.3 million of one- to four-family residential mortgage loans during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

         Generally, the Bank's fixed-rate one- to four-family mortgage loans have maturities ranging from ten to 30 years and are fully amortizing with monthly or bi-weekly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. These loans are typically originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies such as FHLMC ("Freddie Mac"). The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

         Management implemented a residential wholesale correspondent lending program in 1998, which enabled the Bank to purchase one- to four-family residential mortgage loans from private mortgage bankers. The Bank confined this practice to select mortgage banking companies located only in the State of North Carolina. The purpose of this program was to provide an additional medium by which the Bank could invest its new capital in conservative assets such as residential loan products with three, five, seven and ten year rate adjustments or shorter-term 15-year fixed rate loans. The objectives of the program were met in 1999 and the program was subsequently discontinued.

         The Bank offers adjustable-rate mortgage ("ARM") loans at competitive rates and terms. At September 30, 2000, $38.0 million, or 30.4% of the Bank's total one- to four-family residential loan portfolio, was in ARM loans which are subject to periodic interest rate adjustments. Substantially all of the Bank's ARM loan originations meet the underwriting standards of Freddie Mac. The Bank's ARM loans typically provide for an interest rate which adjusts every year after an initial term of one, three, five, seven or ten years based on the one year Treasury constant maturity index and are typically based on a 30-year amortization schedule. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5%, respectively. The retention of ARM loans in the Bank's loan portfolio helped reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

         During 1999, the Bank began originating and selling fixed and adjustable rate mortgages to investors on a servicing released basis. This allows the Bank to provide competitive mortgage products to its market area including 15- and 30-year fixed-rate loans and long-term fixed-rate FHA and VA products. The Bank's sale of mortgage loans at origination helps the Bank manage its interest rate risk. The Bank also benefits by being able to book fee income it earns on these loans during the period in which the loan is sold. Occasionally, the Bank will originate a mortgage loan that is held in the Bank's own portfolio. However, these loans are typically three or five year ARMs.

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

         Construction Lending. The Bank originates residential construction loans to individuals who have a contract with a builder for the construction of their residence. These loans are generally secured by property located in the Bank's primary market area. At September 30, 2000, construction loans amounted to $5.4 million, or 3.0% of the Bank's total loan portfolio. The Bank also originates construction loans to local builders through the Bank's commercial loan department.

         The Bank's construction loans are typically made in connection with the granting of the permanent financing on the property. Construction loans convert to a fully amortizing three or five year adjustable- or fixed-rate loan at the end of the 12 month construction term. If the construction is not complete after 12 months, the Bank will generally modify the loan so that the term is for a period necessary to complete construction. These loans are generally originated pursuant to the same policies regarding loan to value ratios and credit quality as are used in connection with loans secured by existing one- to four-family residential real estate. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. The Bank's staff or an independent appraiser retained by the Bank, reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on a percentage of completion. Monthly payment of accrued interest is required during the construction period.

         Construction lending affords the Bank the opportunity to charge higher interest rates relative to permanent residential lending. However, construction lending is generally considered to involve a higher degree of risk than permanent residential lending because of the inherent difficulty in estimating a property's value at the completion of the construction. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan with a project the value of which is insufficient to collateralize the loan. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. The Bank has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties located within its market area, requiring lien waivers from contractors prior to making disbursements, and holding back a portion of the loan proceeds until construction is complete.

         Commercial Real Estate Lending. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At September 30, 2000, $5.3 million, or 2.9% of the Bank's total loan portfolio consisted of loans secured by commercial real estate properties. The majority of the Bank's commercial real estate properties are secured by office buildings, churches, and retail shops, which are generally located in the Bank's primary market area. The Bank's commercial real estate loans generally have interest rates that adjust at either one-, three-, or five-year intervals, based on the constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 5%, respectively, or adjust based on the Bank's Prime Rate, and are originated to amortize in a maximum of 20 years.

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

         Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually have higher balances and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than residential mortgage loans. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. Because payments on such loans are often dependent on the successful development, operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

         Multifamily Residential Real Estate Lending. The Bank originates mortgage loans secured by multifamily dwelling units (more than four units). At September 30, 2000, $2.0 million, or 1.1% of the Bank's total loan portfolio consisted of loans secured by multifamily residential real estate. The majority of the Bank's multifamily residential real estate loans are secured by apartment buildings located in the Bank's primary market area. The interest rates for the Bank's multifamily residential real estate loans generally have interest rates that adjust at either one-, three-, or five-year intervals, based on the constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 5%, respectively, or adjust based on the Bank's Prime Rate, and are originated to amortize in a maximum of 20 years.

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

         Commercial Business Loans. The Bank originates commercial business loans to customers who are generally well known to the Bank and are located in the Bank's primary market area. At September 30, 2000, the Bank had $28.2 million of commercial business loans that represented 15.4% of the total loan portfolio. Commercial business loans are frequently secured by real estate, although the decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral. The interest rates for the Bank's commercial business loans generally adjust based on the Bank's prime rate, or are fixed at the time of closing at the Bank's prime rate plus a margin of zero to three percent for a term of generally five to seven years. The Bank generally requires annual financial statements from its corporate borrowers and personal guarantees from the corporate principals. The Bank also generally requires an appraisal of any real estate that secures the loan. Unsecured commercial business loans totaled $2.3 million as of September 30, 2000.

         The Bank grants construction loans to local builders on either a pre-sold or speculative (unsold) basis. The Bank generally limits the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder to the Bank, the location of the property and prior sales of homes in the development. At September 30, 2000, speculative construction loans amounted to $1.7 million, net of $2.0 million in undisbursed loans in process.

         Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Commercial business loans are often unsecured or secured by real estate, equipment or other business assets. The liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment

         Consumer Lending. The Bank originates a variety of consumer loans primarily on a secured basis. Consumer loans include home equity lines of credit, loans secured by savings accounts, automobiles, recreational vehicles, second mortgages, and unsecured personal loans. The Bank's home equity lines of credit are secured by a first or second mortgage on residential property, have variable interest rates that are tied to The Wall Street Journal prime lending rate (the "Prime Rate") and may adjust monthly, and generally mature in 15 years. Other consumer loans are made with fixed interest rates and have terms that generally do not exceed five years. At September 30, 2000, consumer loans amounted to $17.2 million, or 9.4% of the total loan portfolio.

         At September 30, 2000, the largest component of the consumer loan portfolio consisted of home equity lines of credit, which totaled $14.2 million, or 7.7% of the total loan portfolio. Unused commitments to extend credit under these home equity lines of credit totaled $18.1 million.

         Most of the Bank's consumer loans are made to existing customers, although the Bank actively promotes consumer loans by contacting existing customers and by other promotions and advertising directed at existing and prospective customers. The Bank views consumer lending as an important part of its business because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. Subject to market conditions, the Bank intends to continue emphasizing consumer lending.

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

         Maturity of Loan Portfolio. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                                    Real Estate Loans
                                 ----------------------------------------------------
                                 One- to Four-                              Multi-     Commercial
                                    Family                                  Family    Business and
                                  Residential  Construction   Commercial  Residential    Consumer      Total
                                 ------------  ------------   ----------  -----------  -----------   ---------
                                                                (In Thousands)
Amounts Due:
Within 1 year..................     $    235     $     753    $      10    $       0    $  13,162    $  14,160
Over 1 to 2 years..............          119             0          159           12        1,929        2,219
Over 2 to 3 years..............          332             0           18            0        2,580        2,930
Over 3 to 5 years..............        1,405             0          160          375        6,390        8,330
Over 5 to 10 years.............       15,556             0          673          121        4,976       21,326
Over 10 to 20 years............       59,872         1,395        4,269        1,538       16,240       83,314
Over 20 years..................       47,750         3,268            0            0           72       51,090
                                    --------     ---------    ---------    ---------    ---------    ---------
Total amount due...............     $125,269     $   5,416    $   5,289    $   2,046    $  45,349    $ 183,369
                                    ========     =========    =========    =========    =========    =========

         The following table sets forth the dollar amount of all loans for which final payment is not due until after September 30, 2001. The table also shows the amount of loans which have fixed rates of interest and those which have adjustable rates of interest.

                                         Fixed Rates       Adjustable Rates        Total
                                        -------------      ----------------    -------------
                                                             (In Thousands)
Real Estate Loans:
   One- to four-family residential.     $      86,986       $      38,048      $     125,034
   Construction....................             4,663                   0              4,663
   Commercial real estate..........                98               5,181              5,279
   Multifamily residential.........                 0               2,046              2,046
                                        -------------       -------------      -------------
Total real estate loans............            91,747              45,275            137,022
Commercial and consumer............             7,787              24,400             32,187
                                        -------------       -------------      -------------
   Total loans.....................     $      99,534       $      69,675      $     169,209
                                        =============       =============      =============

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

         Loan Solicitation and Processing. The Bank's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the Bank's Board of Directors. Loan originations come from a number of sources. The customary sources of loan originations are real estate agents, home builders, walk-in customers, referrals and existing customers. Loan officers also call on local businesses soliciting commercial products. The Bank advertises its loan products in various print media including the local newspaper. In its marketing, the Bank emphasizes its community ties, customized personal service and an efficient underwriting and approval process. The Bank uses professional fee appraisers for most residential real estate loans and construction loans and all commercial real estate and land loans. The Bank requires hazard, title and, to the extent applicable, flood insurance on all security property.

         All loans (i) of $1.0 million or more, or (ii) in any amount to borrowers with existing exposure to the Bank of $1.0 million or more, or (iii) in any amount that when added to the borrower's existing exposure to the Bank cause such total exposure to be $1.0 million or more, must be approved by the Board of Directors of the Bank. In addition, all unsecured loans of $400,000 or more, must be approved by the Board of Directors of the Bank. Loans of less than $1.0 million, or customers with exposure (including the proposed loan) of less than $1.0 million, or unsecured loans of less than $400,000, as applicable, may be approved individually or jointly by the Bank's lending officers within loan approval limits delegated by the Board of Directors. In addition, the Board of Directors has delegated "incremental" loan approval limits to certain lending officers which allows them to approve a new loan to an existing customer in an amount equal to, or less than, their incremental loan limit that would otherwise require approval by the Board of Directors or the additional approval of another lending officer. Any loan approved by a lending officer using their incremental loan limit must be ratified by the Board of Directors or approved by another lending officer, as applicable, after the loan has been made.

         Loan Originations, Sales and Purchases. The following table sets forth total loans originated and repaid during the periods indicated.

                                                           For the Years Ended
                                                               September 30,
                                                   ----------------------------------
                                                     2000         1999         1998
                                                   --------     --------     --------
                                                              (In Thousands)
Total loans receivable at beginning of period..    $176,143        $143,564   $139,111
Total loan originations:
   One- to four-family residential.............       4,951       17,427       21,282
   Construction................................       2,716        8,552       10,701
   Commercial real estate......................           0            0        1,265
   Multifamily.................................           0          150            0
   Commercial business and consumer............      44,351       27,234       19,456
                                                   --------     --------     --------
Total loans originated.........................      52,018       53,363       52,704
Loans purchased................................          20       38,262        8,835
Loans sold.....................................        (215)     (13,136)      (9,600)
Principal repayments...........................     (44,597)     (45,910)     (47,486)
                                                   ---------    --------     --------
Net loan activity..............................       7,226       32,579        4,453
                                                   ---------    --------     --------
Total loans receivable at end of period........    $183,369     $176,143     $143,564
                                                   ========     ========     ========

         Loan Commitments. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from approval, depending on the type of transaction. At September 30, 2000, the Bank had loan commitments (excluding undisbursed portions of interim construction loans of $4.5 million) of $2.8 million and unused lines of credit of $24.5 million.

         Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         The Bank charges loan origination fees which are generally calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. Fees collected on loans originated and sold to investors are recognized in the period in which the loan is sold. The Bank recognized $108,000, $232,000 and $231,000 of deferred loan fees during the fiscal years ended September 30, 2000, 1999, and 1998, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

         Nonperforming Assets and Delinquencies. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and collecting the payment. Computer generated late notices are mailed 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and the Bank will attempt to work out a payment schedule and actively encourage delinquent borrowers to seek home ownership counseling. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

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

         The Bank's Board of Directors is informed monthly of the total number and amount of loans which are more than 30 days delinquent. Loans that are more than 90 days delinquent or in foreclosure are reviewed by the Board on an individual basis each month.

          The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. As of such dates, the Bank had no restructured loans within the meaning of SFAS No. 15.

                                                                           At September 30,
                                                          --------------------------------------------------
                                                            2000       1999       1998       1997       1996
                                                          -------    -------    -------   --------   -------
                                                                          (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
    One- to four-family residential....................   $   211    $    94    $   970    $   876   $ 1,053
    Multifamily residential............................         0          0        177        183       141
    Commercial real estate.............................         0          0         91          0         0
Commercial business and consumer.......................        46          0          0          0         0
Total nonaccrual loans.................................       257         94      1,238      1,059     1,194
Accruing loans which were contractually past due 90
    days or more.......................................         0          0          0          0         0
                                                          -------    -------    -------   --------   -------
Total nonperforming loans..............................       257         94      1,238      1,059     1,194
Real estate owned......................................         0        259        247        247       258
                                                          -------    -------    -------   --------   -------
Total nonperforming assets.............................   $   257    $   353    $ 1,485    $ 1,306     1,452
                                                          =======    =======    =======   ========   =======
Nonaccrual loans and loans 90 days past due as a
    percentage of net loans............................      0.15%      0.06%      0.91%      0.79%     0.91%
Nonaccrual loans and loans 90 days past due as a
    percentage of total assets.........................      0.11%      0.04%      0.60%      0.61%     0.69%
Total nonperforming assets as a percentage of
    total assets.......................................      0.11%      0.15%      0.71%      0.75%     0.84%

         Interest income that would have been recorded for the fiscal years ended September 30, 2000, 1999, and 1998 had nonaccruing loans been current in accordance with their original terms amounted to $13,000, $10,000 and $77,000, respectively. The Bank did not include any interest income on such loans for such periods.

         Real Estate Acquired in Settlement of Loans. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Generally, foreclosed assets are held for sale and such assets are carried at fair value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. At September 30, 2000, the Bank had no real estate acquired in settlement of loans.

         Restructured Loans. Under Generally Accepted Accounting Principals ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank had no restructured loans as of September 30, 2000.

         Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank. As of September 30, 2000, the aggregate amount of the Bank's assets classified as substandard was $919,000, and no assets were classified as doubtful or loss. The aggregate amount designated special mention was $1.2 million. As of September 30, 1999, the aggregate amount of the Bank's assets classified as substandard was $599,000, and no assets were classified as doubtful or loss. As of the same date, the aggregate amount designated special mention was $1.3 million.

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

         At September 30, 2000, the Bank had an allowance for loan losses of $1.5 million. Management believes that this amount will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to modify its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                     At and For the Fiscal Years
                                                                         Ended September 30,
                                                   -------------------------------------------------------------
                                                     2000          1999         1998         1997         1996
                                                   ---------    ---------    ---------    ---------     -------
                                                                       (Dollars in Thousands)
Total loans outstanding..........................  $ 183,369    $ 176,143    $ 143,564    $ 139,111     $136,030
                                                   =========    =========    =========    =========     ========
Average loans outstanding........................  $ 174,176    $ 158,534    $ 141,322    $ 137,149     $131,671
                                                   =========    =========    =========    =========     ========

Allowance at beginning of period.................  $   1,509    $   1,411    $   1,110    $     830     $    786
Provision........................................         30          105          300          293           47
Recoveries.......................................          1            1            0            0            0
Charge-offs:
  Consumer loans.................................          3            8            5           13            3
                                                   ---------    ---------    ---------    ---------     --------
Allowance at end of period.......................  $   1,537    $   1,509    $   1,411    $   1,110     $    830
                                                   =========    =========    =========    =========     ========

Allowance for loan losses as a percentage
  of total loans outstanding.....................       0.84%        0.86%        0.98%        0.80%        0.61%
                                                   =========    =========    =========    =========     ========
Net loans charged off as a percentage of total
  loans outstanding..............................         --%          --%          -- %       0.01%          --%
                                                   =========    =========    =========    =========     ========

Ratio of allowance to nonperforming loans........     598.05%    1,605.32%      113.97%      104.82%       69.51%
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

                                                                               At September 30,
                                               -----------------------------------------------------------------------------
                                                         2000                     1999                        1998
                                               -----------------------  ------------------------    ------------------------
                                                          Percent of                Percent of                  Percent of
                                                         Loans in Each             Loans in Each               Loans in Each
                                                          Category to               Category to                 Category to
                                                Amount    Total Loans    Amount     Total Loans      Amount     Total Loans
                                               -------   -------------  --------   -------------    --------   -------------
                                                                                         (Dollars in Thousands)
Real estate loans:
  One- to four-family residential.........     $  400      68.32%        $  700       73.42%         $   699       73.50%
  Construction............................         50       2.95            100        6.34              125        7.36
  Commercial..............................         50       2.88            225        4.13              200        5.63
  Multifamily residential.................         50       1.12             75        1.37               75        2.63
Commercial and consumer...................        987      24.73            407       14.74              312       10.88
                                               ------     ------         ------     -------          -------    --------
Total allowance for loan losses...........     $1,537     100.00%        $1,509      100.00%         $ 1,411      100.00%
                                               ======     ======         ======      ======          =======      ======

                                                                At September 30,
                                               --------------------------------------------------
                                                          1997                     1996
                                               ------------------------  ------------------------
                                                           Percent of                Percent of
                                                          Loans in Each             Loans in Each
                                                           Category to               Category to
                                                Amount     Total Loans    Amount     Total Loans
                                               --------   -------------  --------   -------------
Real estate loans:
  One- to four-family residential.........     $   643       76.50%        $ 450       76.72%
  Construction............................          55        4.22            50        5.02
  Commercial..............................         105        5.26            88        4.75
  Multifamily residential.................         100        4.68            75        5.03
Commercial and consumer...................         207        9.34           167        8.48
                                               -------    --------        ------    --------
Total allowance for loan losses...........     $ 1,110      100.00%        $ 830      100.00%
                                               =======      ======         =====      ======

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

         The following table sets forth the amortized cost and fair value of our investment and mortgage-backed securities, at the dates indicated.


                                                                                   At September 30,
                                                          ---------------------------------------------------------------
                                                                       2000                             1999
                                                          ------------------------------  -------------------------------
                                                                        Net                              Net
                                                          Amortized  Unrealized   Fair    Amortized  Unrealized    Fair
                                                            Cost     Gain(Loss)   Value      Cost    Gain(Loss)    Value
                                                          --------   ---------  --------  ---------  ---------- ---------
                                                                                               (Dollars in Thousands)
Investment Securities:
   U.S. Government and agency securities held
       to maturity                                        $ 12,499   $   (577)  $ 11,922  $  12,498  $    (497) $  12,001
   U.S. Government and agency securities available
       for sale                                             13,274       (113)    13,161      9,256        (97)     9,159
   Municipal bonds - held to maturity..................        365         (2)       363        367          0        367
   Municipal bonds - available for sale................      5,854       (300)     5,554      5,737       (373)     5,364
                                                          --------   ---------  --------  ---------  ---------- ---------
Total investment securities............................   $ 31,992   $   (992)  $ 31,000  $  27,858  $    (967) $  26,891
                                                          ========   ========   ========  =========  =========  =========
 Mortgage-backed securities:
   FHLMC held to maturity..............................   $  1,146   $    (18)  $  1,128  $   1,646  $     (13) $   1,633
   FNMA held to maturity...............................        971        (11)       960      1,416        (15)     1,401
   GNMA held to maturity...............................        640          6        646        764          6        770
   FNMA available for sale.............................      6,278       (159)     6,119      2,485        (72)     2,413
   GNMA available for sale.............................      7,114       (237)     6,877      8,015       (233)     7,782
   SBA available for sale..............................      4,119       (101)     4,018      6,043        (71)     5,972
                                                          --------   ---------  --------  ---------  ---------- ---------
Total mortgage-backed securities.......................   $ 20,268   $   (520)    19,748  $  20,369  $    (398) $  19,971
                                                          ========   ========   ========  =========  =========  =========
Other Investments available for sale:
   US League Asset Management Fund.....................   $      0   $      0   $      0  $       0  $       0  $       0
   Federated Government Trust..........................          0          0          0          0          0          0
   FHLMC common stock..................................         19      1,019      1,038         25      1,136      1,161
   Other equity securities.............................        243         69        312         93          0         93
                                                          --------   --------   --------  ---------  ---------  ---------
Total other investments................................   $    262   $  1,088   $  1,350  $     118  $   1,136  $   1,254
                                                          ========   ========   ========  =========  =========  =========

                                                                 At September 30,
                                                          -------------------------------
                                                                        1998
                                                          -------------------------------
                                                                         Net
                                                          Amortized  Unrealized    Fair
                                                             Cost    Gain(Loss)    Value
                                                          ---------  ---------  ---------

Investment Securities:
   U.S. Government and agency securities held
       to maturity                                        $  15,228  $     371  $  15,599
   U.S. Government and agency securities available
       for sale                                              15,047        156     15,203
   Municipal bonds - held to maturity..................         360          8        368
   Municipal bonds - available for sale................         680         15        695
                                                          ---------  ---------  ---------
Total investment securities............................   $  31,315  $     550  $  31,865
                                                          =========  =========  =========
 Mortgage-backed securities:
   FHLMC held to maturity..............................   $   3,039  $      72  $   3,111
   FNMA held to maturity...............................       2,353         27      2,380
   GNMA held to maturity...............................         966         43      1,009
   FNMA available for sale.............................       1,457         24      1,481
   GNMA available for sale.............................       4,809         45      4,854
   SBA available for sale..............................       1,825        190      2,015
                                                          ---------  ---------  ---------
Total mortgage-backed securities.......................   $  14,449  $     401  $  14,850
                                                          =========  =========  =========
Other Investments available for sale:
   US League Asset Management Fund.....................   $   1,459  $      37  $   1,496
   Federated Government Trust..........................       1,163        135      1,298
   FHLMC common stock..................................          44      2,184      2,228
   Other equity securities.............................           0          0          0
                                                          ---------  ---------  ---------
Total other investments................................   $   2,666  $   2,356  $   5,022
                                                          =========  =========  =========

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for our investment securities portfolio at September 30, 2000 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                        At September 30, 2000
                                       ------------------------------------------------------------------------------------
                                         Less than 1 year        1 to 5 years      Over 5 to 10 years      Over 10 years
                                       --------------------  -------------------  -------------------   -------------------
                                                   Weighed              Weighted             Weighted              Weighted
                                       Carrying    Average   Carrying    Average  Carrying    Average   Carrying   Average
                                         Value     Yield(1)    Value     Yield(1)   Value     Yield(1)    Value    Yield(1)
                                       --------    -------   --------   --------- --------   --------   --------   --------
                                                                      (Dollars in Thousands)
U.S. Government securities.....         $     0     0.00%     $     0     0.00%    $     0     0.00%     $     0     0.00%
U.S. Agency securities.........           1,998     6.25        9,467     6.38      14,308     6.52            0     0.00
Municipal securities...........               0     0.00        1,730     5.65       1,582     6.03        2,907     6.53
                                        -------     ----      -------     ----     -------     ----      -------     ----
Total..........................         $ 1,998     6.25%     $11,197     6.26%    $15,890     6.47%     $ 2,907     6.53%
                                        =======     ====      =======     ====     =======     ====      =======     ====

                                          At September 30, 2000
                                       ---------------------------
                                            Total Securities
                                       ---------------------------
                                                 Weighted
                                       Carrying   Average   Market
                                         Value    Yield(1)  Value
                                       --------  ---------  ------
                                          (Dollars in Thousands)
U.S. Government securities.....        $      0     0.00%  $     0
U.S. Agency securities.........          25,773     6.43    25,083
Municipal securities...........           6,219     6.17     5,917
                                       --------     ----   -------
Total..........................        $ 31,992     6.38%  $31,000
                                       ========     ====   ========
--------------------
(1)  Yields on tax exempt obligations have been computed on a tax equivalent basis.

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

         Deposit Accounts. The Bank's deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts, individual retirement accounts, and term certificate accounts. The Bank offers these products to both retail and commercial customers. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit. The Bank believes it is competitive in the type of accounts and interest rates it offers on its deposit products. The Bank does not seek to pay the highest deposit rates, but a competitive rate. The Bank determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on alternative lending programs, and the deposit growth rate the Bank is seeking to achieve.

         The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at September 30, 2000.

                              At September 30, 2000      At September 30, 1999      At September 30, 1998
                              ---------------------      ---------------------      ---------------------
                                          Average                     Average                      Average
                                         Interest                    Interest                      Interest
Category                       Balance     Rate          Balance       Rate         Balance          Rate
--------                      ---------   ------        ---------     ------       ---------        -----
                                                       (Dollars in Thousands)
Noninterest bearing demand   $   5,272      0.0%       $   6,481        0.0%       $   5,878         0.0%
Interest bearing demand         14,009      1.1           11,916        1.6           10,913         2.4
Money market demand             14,909      3.2           13,709        2.1           11,929         2.4
Savings accounts                19,189      3.1           23,869        3.2           20,558         3.4
Certificates of deposit        107,973      5.4          103,450        5.2           94,623         5.4
                             ---------   ------        ---------     ------        ---------       -----
Total Deposits               $ 161,352      4.3%       $ 159,425        4.1%       $ 143,901         4.3%
                             =========   ======        =========     ======        =========       =====

         The following table indicates the amount of the Bank's certificate accounts with a principal balance greater than $100,000 by time remaining until maturity as of September 30, 2000.

Maturity Period                                    Certificates of Deposit
---------------                                    -----------------------
                                                       (In Thousands)

Within three months...........................            $  8,998
Three to six months...........................               3,213
Six through twelve months.....................               7,624
Over twelve months............................               3,389
                                                          --------
   Total jumbo certificates of deposit........            $ 23,224
                                                          ========

         Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                                                  As of September 30,
                                         -----------------------------------
                                            2000         1999         1998
                                         ---------    ---------     --------
                                                    (In Thousands)
Interest Rate
2.00-4.00%...........................    $     767    $     759     $    399
4.01-6.00%...........................       63,941      102,279       91,641
6.01-8.00%...........................       43,265          412        2,583
                                         ---------    ---------     --------
                                         $ 107,973    $ 103,450     $ 94,623
                                         =========    =========     ========

         Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at September 30, 2000.

                                                                                   After
Interest Rate     September 30, 2001  September 30, 2002  September 30, 2003  September 30, 2004        Total
-------------     ------------------  ------------------  ------------------  ------------------  ---------------
                                                        (In Thousands)
2.01-4.0%........     $     767           $       0           $       0           $      0           $     767
4.01-6.0%........        52,026              10,321               1,590                  4              63,941
6.01-8.0%........        36,755               5,872                 638                  0              43,265
                      ---------           ---------           ---------           --------           ---------
Total............     $  89,548           $  16,193           $   2,228           $      4           $ 107,973
                      =========           =========           =========           ========           =========

         Deposit Activity. The following table set forth the deposit activity of the Bank for the periods indicated.

                                                                          Year Ended September 30,
                                                            ----------------------------------------------------
                                                              2000       1999       1998       1997       1996
                                                            ---------  ---------  --------   --------   --------
                                                                               (In Thousands)
Beginning balance.........................................  $ 159,425  $ 143,901  $145,444   $145,975   $141,432
Net increase (decrease) before interest credited..........     (4,748)     9,102    (8,215)    (7,386)    (2,751)
Interest credited.........................................      6,675      6,422     6,672      6,855      7,294
                                                            ---------  ---------  --------   --------   --------
Net increase (decrease) in savings deposits...............      1,927     15,524    (1,543)      (531)     4,543
                                                            ---------  ---------  --------   ---------  --------
Ending balance............................................  $ 161,352  $ 159,425  $143,901   $145,444   $145,975
                                                            =========  =========  ========   ========   ========

         Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the Federal Home Loan Bank of Atlanta ("FHLB") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The maximum outstanding balances of the Bank's FHLB advances for the fiscal years ended September 30, 2000, 1999, and 1998 were $43.5 million, $35.5 million and $19.5 million, respectively, the average balances outstanding were $39.4 million, $28.7 million and $7.9 million, respectively. The weighted average interest rates were 5.87%, 5.20% and 5.50%, respectively. The Bank's outstanding balances of FHLB advances as of September 30, 2000, 1999, and 1998, were $40.0 million, $35.5 million and $19.5 million, respectively.

Net Interest Income

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. The following table sets forth certain information relating to the Company for the years ended September 30, 2000, 1999, and 1998. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made.

                                                                 For The Years Ended September 30,
                                   -------------------------------------------------------------------------------------------------
                                                   2000                                1999                               1998
                                   -------------------------------------------------------------------------------------------------
                                     Average    Interest              Average    Interest             Average     Interest
                                   Outstanding   Earned/    Yield/  Outstanding   Earned/    Yield/ Outstanding    Earned/    Yield/
(Dollars in Thousands)               Balance      Paid       Rate     Balance      Paid       Rate    Balance       Paid       Rate
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans receivable (1)               $174,176   $ 12,985     7.46%   $158,534    $ 11,999     7.48   $ 141,322   $ 11,020     7.80%
  Investment securities (2)            34,817      2,127     6.11      35,458       2,059     5.81      37,434      2,273
                                                                                                                              6.07
  Mortgage-backed securities           20,546      1,302     6.34      20,750       1,181     5.69       9,692        634     6.54
                                     --------   --------     ----    --------    --------     ----     -------      -----     ----

Total interest-earning assets        $229,539   $ 16,414     7.15    $216,651    $ 15,239     7.04   $ 188,448     13,927     7.39

Noninterest-earning assets             13,408                           8,269                            3,777
                                     --------                        --------                        ---------
Total assets                         $242,947                        $224,920                        $ 192,225
                                     ========                        ========                        =========

Interest-bearing liabilities,:
  Demand deposit accounts            $ 19,571   $    226     1.15%   $ 17,413    $    194     1.11%     16,214        281     1.73%
  Money market demand accounts         13,841        452     3.27      13,152         397     3.02      20,974        580     2.77
  Savings accounts                     22,636        693     3.06      22,624         717     3.17      19,607        663     3.38
  Certificates of deposit             103,964      5,597     5.38      98,030       5,099     5.20      96,400      5,170     5.36
  Borrowed funds                       39,639      2,251     5.68      28,658       1,481     5.17       7,852        432     5.50
                                     --------   --------     ----    --------    --------     ----     -------      -----     ----
Total interest-bearing liabilities   $199,651   $  9,219     4.62    $179,877    $  7,888     4.39%    161,047      7,126     4.42%
Noninterest-bearing liabilities         3,798   --------                         --------                           -----
                                     --------                        --------                        ---------
Total liabilities                     203,449                         183,297                          163,079

Total equity                           39,498                          41,623                           29,146
                                     --------                        --------                          -------
Total liabilities and
  retained earnings                  $242,947                        $224,920                        $ 192,225
                                     ========                        ========                        =========
Net interest income                             $  7,195                         $  7,351                        $   6,801
                                                ========                         ========                        =========
Interest rate spread (3)                                     2.53%                            2.65%                           2.97%
                                                           ======                           ======                          ======
Net yield on interest-earning
  assets (4)                                                 3.13%                            3.39%                           3.61%
                                                           ======                           ======                          ======
Ratio of average interest-earning
  assets to interest-bearing
  liabilities                                              114.97%                          120.44%                         117.01%
                                                           ======                           ======                          ======
----------------------------
(1) Average balances include nonaccrual loans.
(2) Investment securities includes interest-earning bank balances.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

         The table below sets forth information regarding changes in our interest income and interest expense for the periods indicated. For each category of our interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (changes in rate multiplied by old volume); (iii) changes in rate-volume (changes in rate multiplied by the change in volume).

                                                         For The Year Ended                           For the Year Ended
                                              September 30, 2000 vs September 30, 1999      September 30, 1999 vs September 30, 1998
                                                          Increase (Decrease)                          Increase (Decrease)
                                                                Due to                                        Due to
                                              -----------------------------------------     ----------------------------------------
                                                                       Rate/                                       Rate/
(In Thousands)                                  Volume      Rate      Volume     Total      Volume      Rate      Volume      Total
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Securities and other interest-earning assets $ 1,027    $   (38)   $    (3)   $   986    $ 1,491    $  (451)   $   (61)   $   979
  Mortgage-backed and related securities           (37)       107         (2)        68       (120)       (99)         5       (214)
  Loan portfolio                                   (12)       134         (1)       121        723        (82)       (94)       547
                                               -------    -------    -------    -------    -------    -------    -------    -------
    Total interest income                          978        203         (6)     1,175      2,094       (632)      (150)     1,312
                                               -------    -------    -------    -------    -------    -------    -------    -------
Interest expense:
  Deposits                                         354        195         13        562         (6)      (245)       (36)      (287)
  Borrowed funds                                   567        146         56        769      1,145        (26)       (70)     1,049
                                               -------    -------    -------    -------    -------    -------    -------    -------
  Total interest expense                           921        341         69      1,331      1,139       (271)      (106)       762
                                               -------    -------    -------    -------    -------    -------    -------    -------
Net interest income                            $    57    $  (138)   $   (75)   $  (156)   $   955    $  (361)   $   (44)   $   550
                                               =======    =======    =======    =======    =======    =======    =======    =======

Management of Market Risk

         Generally. The Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk inherent in the Bank's assets and liabilities, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by the Board of Directors. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is comprised of various members of the Bank's senior management team and various outside Directors. The ALCO is responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Bank's net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the Bank's portfolio and the Bank's exposure limits.

         Management recognizes that the long-term effect of interest rate changes on the Bank's income can be substantial. Accordingly, during the past year, management utilized the following strategies to manage interest rate risk:
(1) emphasizing the origination and retention of shorter-term commercial business loans, (2) emphasizing the origination of adjustable-rate home equity lines of credit, (3) emphasizing the origination and retention of one- to four-family residential ARM loans, and (4) investing in shorter term investment securities.

         Net Portfolio Value. The Office of Thrift Supervision ("OTS"), Bank's primary regulator, requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 3% (100 to 300 basis points) increases and decreases in market interest rates.

         The following table presents the Bank's NPV at September 30, 2000, as calculated by Risk Analytics, an independent third party, based upon information provided by the Bank.

                     Percentage Change in Net Portfolio Value
                     ----------------------------------------
                Changes                                      Board
               in Market             Projected              Policy
            Interest Rates          Change (1)               Limit
            --------------          ----------               -----
            (basis points)

                  +300                -30.00%               -45.00%
                  +200                -19.78%               -30.00%
                  +100                 -9.74%               -15.00%
                     0                  0.00%                 0.00%
                  -100                  7.76%               -15.00%
                  -200                 10.47%               -30.00%
                  -300                  7.63%               -45.00%
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

Employees

         As of September 30, 2000, the Bank had 62 full-time and 8 part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

                                   REGULATION

         As a federally chartered SAIF-insured stock savings bank, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the FHLB system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company, the Bank, the Mutual Company, the Company's parent mutual holding company, and their operations.

Federal Regulation of Financial Institutions

         Business Activities. The activities of financial institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which savings association may engage. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

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

         Qualified Thrift Lender Test. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties. Recent legislation has expanded the qualified thrift lender test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. The Bank satisfied the qualified thrift lender test at September 30, 2000.

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

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended September 30, 2000, exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Community Reinvestment Act and Fair Lending Laws. Savings associations share a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to complete with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

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

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has postponed the date that the component will first be deducted from an institution's total capital to provide it with an opportunity to review the interest rate risk approaches taken by the other federal banking agencies. At September 30, 2000, the Bank met each of its capital requirements, in each case on a fully phased-in basis.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of September 30, 2000, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

         Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at September 30, 1996 over those established as of September 30, 1988. The amount of such reserve subject to recapture as of September 30, 2000, was approximately $470,000.

         Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain nondividend distributions or cease to maintain a bank charter. At September 30, 2000, the Bank's total federal pre-1988 reserve was approximately $4.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 2000, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

         State of North Carolina. Under North Carolina law, the corporate income tax is 7.0% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition, for tax years beginning in 1991, 1992, 1993 and 1994, corporate taxpayers were required to pay a surtax equal to 4%, 3%, 2% and 1%, respectively, of the state income tax otherwise payable by it. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits,
(ii) investment in tangible property in North Carolina or (iii) 55% of the appraised valuation of property in North Carolina.

ITEM 2.  Properties

         The following table sets forth certain information regarding the Bank's offices at September 30, 2000, all of which are owned by the Bank.

                                                            Approximate
                                                            -----------
Location                                Year Opened  Square Feet    Deposits
--------                                -----------  -----------    --------
245 West Main Avenue                        1971        12,400     $41,552,283
Gastonia, North Carolina  28052-4140

1535 Burtonwood Drive                       1976         2,372       49,764,461
Gastonia, North Carolina  28054-4011

233 South Main Street                       1990         4,739       42,783,227
Mount Holly, North Carolina  28120-1620

1670 Neal Hawkins Road                      1987         5,322       21,079,926
Gastonia, North Carolina  28056-6429

3135 Dallas High Shoals Road                2000         3,226        6,171,617
Dallas, North Carolina  28034-1307
                                                                   ------------
         Total Deposits                                            $161,351,514

         At September 30, 2000, the net book value of the Bank's office properties and the Bank's fixtures, furniture, and equipment was $3.8 million.

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

         (b)      Reports on Form 8-K

         The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2000.

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

         13       2000 Annual Report to Stockholders

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


                                   Gaston Federal Bancorp, Inc.



Date:  December 29, 2000           By: /s/ Kim S. Price
       ------------------              -----------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    /s/ Kim S. Price                                     By: /s/ Gary F. Hoskins
       --------------------------------------------             --------------------------------------------
       Kim S. Price                                             Gary F. Hoskins
       President, Chief Executive Officer and                   Senior Vice President, Treasurer and
       Director (Principal Executive Officer)                   Chief Financial Officer
                                                                (Principal Financial and Accounting Officer)

Date:  December 29, 2000                                    Date: December 29, 2000
       --------------------------------------------               ------------------------------------------


By:    /s/ David W. Hoyle                                   By: /s/ Ben R. Rudisill, II
       --------------------------------------------             --------------------------------------------

       David W. Hoyle                                           Ben R. Rudisill, II
       Chairman                                                 Vice Chairman


Date:  December 29, 2000                                    Date: December 29, 2000
       --------------------                                       ------------------------------------------


By:    /s/ Martha B. Beal                                   By: /s/ Charles D. Massey
       --------------------------------------------             --------------------------------------------
       Martha B. Beal                                           Charles D. Massey
       Director                                                 Director


Date:  December 29, 2000                                    Date: December 29, 2000
       --------------------                                       ------------------------------------------


By:    /s/ James J. Fuller                                  By: /s/ Eugene R. Matthews, II
       --------------------------------------------             --------------------------------------------
       James J. Fuller                                          Eugene R. Matthews, II
       Director                                                 Director

Date:  December 29, 2000                                        Date: December 29, 2000
       --------------------------------------------                   --------------------------------------


By:    /s/ William H. Kieth
       --------------------------------------------
       William H. Keith
       Director

Date:  December 29, 2000
       --------------------------------------------