Form 10QSB
period 2000-12-31
GASTON FEDERAL BANCORP INC
filed 2001-02-13
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2000


[X] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from October 1, 2000   to  December 31, 2000
                                        ----------------      -----------------

                         Commission File Number 0-23971


                          GASTON FEDERAL BANCORP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            United States                             56-2063438
     ---------------------------              --------------------------
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

                               September 30, 2000
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check |X| whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,218,934 shares of the Registrant's common stock outstanding as of February 12, 2001.

GASTON FEDERAL BANCORP, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements......................................................        2
2

              Consolidated Statements of Financial Condition as of
                    December 31, 2000 and September 30, 2000 .............................................        2
2

              Consolidated Statements of Operations for the three
                  months ended December 31, 2000 and 1999.................................................        3
3

              Consolidated Statements of Comprehensive Income for the
                  three months ended December 31, 2000 and 1999...........................................        4
4

              Consolidated Statements of Cash Flows for the three months ended
                  December 31, 2000 and 1999..............................................................        5
5

              Notes to Consolidated Financial Statements..................................................        6
6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................        8
 8


PART II. OTHER INFORMATION................................................................................        11

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(in thousands)

                                                                                  December 31,       September 30,
                                                                                      2000               2000
                                                                                  -----------        -----------
                                                                                  (unaudited)
Assets
Cash and cash equivalents....................................................         26,709              3,555
Investment securities available-for-sale, at fair value......................         32,822             20,066
Investment securities held-to-maturity, at amortized cost....................              0             12,863
Mortgage-backed securities available-for-sale, at fair value.................         22,955             17,014
Mortgage-backed securities held-to-maturity, at amortized cost...............              0              2,758
Loans, net...................................................................        158,820            176,963
Premises and equipment, net..................................................          4,163              3,823
Accrued interest receivable..................................................          1,352              1,382
Federal Home Loan Bank stock.................................................          2,177              2,177
Other assets.................................................................          3,752              4,050
                                                                                  ----------         ----------
   Total assets..............................................................     $  252,750         $  244,651
                                                                                  ==========         ==========

Liabilities and Equity
Deposits ....................................................................     $  167,931         $  161,351
Advances from borrowers for taxes and insurance..............................            351              1,071
Borrowed money...............................................................         42,737             40,606
Other liabilities............................................................          1,968              2,336
                                                                                  ----------         ----------
   Total liabilities.........................................................        212,987            205,364

Retained earnings, substantially restricted..................................         23,930             23,976
Common stock and additional paid in capital, net of ESOP loan................         15,242             15,203
Unrealized gain/(loss) on securities available-for-sale, net of tax..........            591                108
                                                                                  ----------         ----------
   Total equity..............................................................         39,763             39,287
                                                                                  ----------         ----------

Total liabilities and equity.................................................     $  252,750         $  244,651
                                                                                  ==========         ==========

See accompanying notes to consolidated financial statements.

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                       Three Months
                                                                     Ended December 31,
                                                                    --------------------
                                                                    2000            1999
                                                                    -----          -----
Interest income
Loans   ....................................................   $     3,436     $   3,102
Investment securities.......................................           561           550
Mortgage-backed and related securities......................           373           299
                                                                ----------     ---------
  Total interest income.....................................         4,370         3,951

Interest Expense
Deposits....................................................         1,997         1,669
Borrowed funds..............................................           601           463
                                                                ----------     ---------
Total interest expense......................................         2,598         2,132
                                                                ----------     ---------

Net interest income.........................................         1,772         1,819

Provision for loan losses...................................            30             8
                                                                ----------     ---------

  Net interest income after provision for loan losses.......         1,742         1,811

Noninterest Income
Service charges on deposit accounts.........................           302           129
Other income................................................           409           191
                                                                ----------     ---------
  Total noninterest income..................................           711           320

Noninterest Expense
Compensation and benefits...................................           886           805
Occupancy and equipment expense.............................           142           154
Loss on sale of assets......................................           859             0
Other expenses..............................................           498           425
                                                                ----------     ---------
  Total noninterest expense.................................         2,385         1,384

Income before income taxes..................................            68           747

Provision for income taxes..................................             5           247
                                                                ----------     ---------

Net income..................................................    $       63     $     500
                                                                ==========     =========


Basic earnings per share....................................    $     0.02     $    0.12
Diluted earnings per share..................................    $     0.02     $    0.12

Basic weighted average outstanding shares ..................     4,082,270     4,181,804
Diluted weighted average outstanding shares ................     4,082,270     4,181,804

Dividends paid per share....................................    $  0.060       $   0.055

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                          2000           1999
                                                                                      -----------    -----------
  Net income........................................................................  $       63     $      500
  Other comprehensive income, net of tax:
      Unrealized gains on securities:
          Cumulative effect of a change in accounting principle for the adoption
              of the provisions of SFAS No. 133.....................................        (367)             0
          Unrealized holding gains/(losses) arising during  period..................         853           (202)
          Reclassification adjustment for (gains)/losses included in net income.....          (3)             0
                                                                                      -----------    ----------
      Other comprehensive income....................................................         483           (202)
                                                                                      ----------     -----------

  Comprehensive income..............................................................  $      546     $      298
                                                                                      ----------     ----------

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                      --------------------------
                                                                                          2000           1999
                                                                                      -----------    -----------
Cash flows from operating activities:
  Net income........................................................................  $       63     $      500
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses.....................................................          30              8
      Depreciation..................................................................          81             95
      (Gain) on sale of investment securities.......................................          (4)             0
      Loss on sale of loans ........................................................         872              0
      (Gain) loss on sale of other assets...........................................         (10)             0
      (Increase) decrease in other assets...........................................         214            255
      Increase (decrease) in other liabilities......................................        (366)            268
                                                                                      -----------    -----------

        Net cash provided by operating activities...................................         880          1,126
                                                                                      ----------     ----------

Cash flows from investing activities:
  Net (increase) in loans receivable................................................        (906)        (1,915)
  Sale of investment securities.....................................................       3,000              0
  Sale of mortgage-backed securities................................................           0              0
  Sale of loans ....................................................................      18,159              0
  Maturities and prepayments of investment securities...............................       1,234          1,856
  Maturities and prepayments of mortgage-backed securities..........................         755          1,127
  Purchases of investments..........................................................      (3,500)        (4,750)
  Purchases of mortgage-backed securities...........................................      (3,939)             0
  Net cash flows from other investing activities....................................        (411)          (513)
                                                                                      -----------    -----------

        Net cash provided by (used for) investment activities.......................      14,392         (4,195)
                                                                                      ----------     -----------

Cash flows from financing activities:
  Net increase (decrease) in deposits...............................................       6,579           (822)
  Dividends to stockholders.........................................................        (109)          (241)
  Repurchase of common stock........................................................           0           (904)
  Net increase in borrowed money....................................................       2,131              0
  (Decrease) in advances from borrowers for insurance and taxes.....................        (719)          (349)
                                                                                      -----------    -----------

        Net cash provided by (used for) financing activities........................       7,882         (2,316)
                                                                                      ----------     -----------


Net increase (decrease) in cash and cash equivalents................................      23,154         (5,385)

Cash and cash equivalents at beginning of period....................................       3,555         12,582
                                                                                      ----------     ----------

Cash and cash equivalents at end of period..........................................  $   26,709     $    7,197
                                                                                      ==========     ==========

                   GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

         In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Gaston Federal Bank (the "Bank"). Operating results for the three month periods ended December 31, 2000, are not necessarily indicative of the results that may be expected for future periods.

         The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the consolidated financial statements of the Company as of and for the years ended September 30, 2000 and 1999, filed as part of the Company's annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

         During the quarter, the Company's Board of Directors adopted a resolution to change the Company's fiscal year end from September 30th to December 31st, effective October 1, 2000. On January 22, 2001, the Company filed a form 8-K providing public notice of the change in fiscal year.

Note B - Earnings per Share

         Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended December 31, 2000 and 1999, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,082,270 and 4,181,804 respectively.

         The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended December 31, 2000, and 1999: (in thousands, except share data)

                                                                     Three Months
                                                                  Ended December 31,
                                                                  ------------------
                                                                  2000        1999
                                                                  -----------------
Net income..................................................  $       62   $      500

Weighted average outstanding shares.........................   4,082,270    4,181,804
Dilutive effect of stock options............................           0        4,425
                                                               ---------   ----------
Weighted average diluted shares.............................   4,082,270    4,186,229

Diluted  earnings per share.................................  $     0.02   $     0.12

         Options were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2000, because the exercise prices of $12.00 for 192,569 shares and $13.00 for 10,000 shares exceeded the average market price of $10.92 for the period.
Note C - Stock Compensation Plans

         On April 12, 1999, the Company's shareholders, among other actions, approved the Gaston Federal Bank 1999 Recognition and Retention Plan. Subsequently, 84,534 shares of common stock were awarded under the plan to directors and management. All such awards vested during the quarter ended June 30, 1999. In addition, the Company's shareholders approved the Gaston Federal Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. As of December 31, 2000, 202,569 options had been awarded under the plan at a weighted average exercise price of $12.05 and a weighted average contractual life of 100 months. There were 111,628 options fully vested as of December 31, 2000. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the Stock Option Plan described above and, accordingly, no compensation expense has been recognized in connection with the granting of the stock options.


Note D - Impact of Recently Adopted Accounting Standards

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting requirements for derivative instruments, including derivative instruments embedded in other contracts. The Company adopted the provisions of this statement effective October 1, 2000. In connection with the adoption of the provisions of SFAS No. 133, the Company transferred all securities previously designated as held-to-maturity at September 30, 2000, into the available-for-sale category. The transfer was accounted for at the fair values of the securities at September 30, 2000. The effect of the transfer was to decrease carrying values of these securities by approximately $603,000 and increase deferred tax assets by approximately $236,000. The unrealized holding loss on the transferred securities, net of tax, of approximately $367,000 is reported in accumulated other comprehensive income as the cumulative effect of an accounting change

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition

         Assets. Total assets of the Company increased by $8.1 million, or 3.3%, from $244.7 million as of September 30, 2000, to $252.8 million as of December 31, 2000. During the three month period ended December 31, 2000, cash and cash equivalents increased by $23.2 million to $26.7 million. This increase was primarily due to the sale of $18.2 million in fixed-rate mortgage loans and a $6.6 million increase in deposits. Funds received from the loan sale are expected to be used to fund commercial and consumer loans over the next six to twelve months. During the period, mortgage loans decreased by $21.5 million, or 16.0%, to $112.9 million, while nonmortgage loans increased by $3.4 million, or 7.9%, to $45.9 million. This shift in the loan portfolio composition reflects management's efforts to make the Company's balance sheet more reflective of a community bank as evidenced by the sale of $18.2 million in fixed-rate mortgage loans. Management plans to continue to grow the loan portfolio in a safe and sound manner with an emphasis on short-term, high-yielding nonmortgage loans. Also during the period, investment securities decreased by $107,000 to $32.8 million, and mortgage-backed securities increased by $3.2 million to $23.0 million. The increase in mortgage-backed securities was funded by increases in borrowed money and deposits.

         Liabilities. Total liabilities increased by $7.6 million, or 3.6%, from $205.4 million as of September 30, 2000, to $213.0 million as of December 31, 2000. The primary reason for the change was a $6.6 million, or 3.9%, increase in total deposits from $161.4 million to $167.9 million. Deposits increased due to competitive interest rates, aggressive marketing, and employee incentives. Management plans to continue in its efforts to gain deposit market share through new product development and branch expansion with an emphasis on demand deposits. Borrowed money also increased by $2.1 million, or 5.0%, to $42.7 million. Borrowed money is primarily comprised of various callable and fixed-term Federal Home Loan Bank advances with a weighted average interest rate of 6.1%.

         Equity. Total equity increased by $476,000, or 1.2%, from $39.3 million as of September 30, 2000, o $39.8 million as of December 31, 2000. This increase was primarily due to the $483,000 increase in unrealized gains on available-for-sale securities. Also during the three month period, the Company paid $109,000 in cash dividends and recognized $63,000 in earnings. The Company did not repurchase any common stock during the period. However, management will continue to repurchase common stock of the Company at levels that are considered to be attractive by management. The Company has been authorized to repurchase a total of 303,894 shares of common stock, or 78,476 additional shares.

Comparison of Results of Operations for the Three Months Ended December 31, 2000 and 1999

         General. Net income for the Company for the three months ended December 31, 2000, amounted to $63,000, or $0.02 per share, as compared to $500,000, or $0.12 per share, for the three months ended December 31, 1999.

         Net interest income. Net interest income decreased by $47,000, or 2.6%, to $1.8 million for the three months ended December 31, 2000. Interest income increased by $419,000, primarily due to a $5.6 million increase in investment and mortgage-backed securities, coupled with an increase in interest rates. Also, while average outstanding loans remained relatively flat at $170.3 million, the portfolio mix has continued to shift to a larger mix of higher-yielding nonmortgage loans. These nonmortgage loans amounted to 28.9% of the total loan portfolio as of December 31, 2000, compared to 24.0% as of December 31, 1999. In addition, interest expense increased by $466,000, due to a $9.3 million increase in total deposits and a $7.2 million increase in borrowed money, coupled with an increase in interest rates.

         Provision for loan losses. The provision for loan losses amounted to $30,000 for the three months ended December 31, 2000, as compared to $7,500 for the three months ended December 31, 1999. This represents an increase of $22,500. The amount of the provision for loan losses was increased, in part, due to an overall increase in the percentage of nonperforming assets to total assets. This ratio amounted to 0.18% as of December 31, 2000, and 0.15% as of December 31, 1999. In addition, since converting to stock, the Bank has emphasized the origination and retention of higher-yielding commercial and consumer loans. These loans possess a higher level of risk than owner-occupied mortgage loans and require a high level of reserves. The ratio of loan loss reserves to gross loans was 0.98% as of December 31, 2000, and 0.86% as of December 31, 1999.

         Noninterest income. Noninterest income amounted to $711,000 for the three months ended December 31, 2000, as compared to $320,000 for the three months ended December 31, 1999. This increase of $391,000, or 122.2%, was primarily due to additional commissions paid on the sale of uninsured financial products through the Bank's wholly-owned subsidiary and additional fee income derived from loan and deposit products. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Outstanding demand deposit accounts increased by 17.2% during the past 12 months to $21.7 million as of December 31, 2000.

         Noninterest expense. Noninterest expense, net of nonrecurring losses on sales of assets, amounted to $1.5 million for the three months ended December 31, 2000, as compared to $1.4 million for the three months ended December 31, 1999. This increase was primarily due to the expenses associated with the operation of the Bank's fifth full-service branch office which opened in February 2000. The Company plans to open its sixth full-service branch office in Stanley, North Carolina in February 2001.

         Also during the three month period ended December 31, 2000, the Bank sold $18.2 million of low-yielding, fixed-rate mortgage loans as part of the overall strategy to reduce interest rate risk and improve future earnings. The proceeds from this sale are expected to be used to fund higher-yielding short-term commercial and consumer loans. As a result of the sale, the Company realized a nonrecurring, pretax loss of $872,000.

         Income taxes. Income taxes amounted to $5,000, or 7.8% of taxable income, for the three month period ended December 31, 2000, as compared to $247,000, or 33.1% of taxable income, for the three month period ended December 31, 1999.

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

         The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of investments having maturities of five years or less. Current OTS regulations require that a savings bank maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At December 31, 2000, the Bank's liquidity, as measured for regulatory purposes, was 28.2%, or $41.2 million in excess of the minimum OTS requirement.

         The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of December 31, 2000, Gaston Federal Bank's level of capital substantially exceeded all applicable regulatory requirements.

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

Submission of Matters to a Vote of Security Holders

         There were no meetings of the Company's shareholders during the quarter ended December 31, 2000.

Exhibits and Report on Form 8-K.

         On January 22, 2001, the Company filed a form 8-K in order to provide notice to the public that the Company's Board of Directors had adopted a resolution to change the Company's fiscal year end from September 30th to December 31st, effective October 1, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                    GASTON FEDERAL BANCORP, INC.


Date: February 13, 2001             By:  /s/ Kim S. Price
                                         --------------------------------------
                                         Kim S. Price
                                         President and Chief Executive Officer


Date: February 13, 2001             By:   /s/ Gary F. Hoskins
                                          -------------------------------------
                                         Gary F. Hoskins
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer