Form 10QSB
period 2001-03-31
GASTON FEDERAL BANCORP INC
filed 2001-05-15
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                  to
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

            --------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

         Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X       No
                                                  -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,211,434 shares of the Registrant's common stock outstanding as of May 7, 2001.

GASTON FEDERAL BANCORP, INC.

                                                        INDEX

                                                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements.......................................................   2

              Consolidated Statements of Financial Condition as of
                    March 31, 2001 and December 31, 2000 .................................................   2

              Consolidated Statements of Operations for the three
                  months ended March 31, 2001 and 2000....................................................   3

              Consolidated Statements of Comprehensive Income for the
                  three months ended March 31, 2001 and 2000..............................................   4

              Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2001 and 2000.................................................................   5

              Notes to Consolidated Financial Statements..................................................   6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................   8


PART II. OTHER INFORMATION................................................................................  11

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(in thousands)

                                                                                  March 31,          December 31,
                                                                                     2001                2000
                                                                                 -----------        -------------
                                                                                  (unaudited)
Assets
Cash and cash equivalents....................................................         29,107             26,709
Investment securities available-for-sale, at fair value......................         31,938             32,822
Investment securities held-to-maturity, at amortized cost....................              0                  0
Mortgage-backed securities available-for-sale, at fair value.................         28,032             22,955
Mortgage-backed securities held-to-maturity, at amortized cost...............              0                  0
Loans, net...................................................................        164,773            158,820
Premises and equipment, net..................................................          4,478              4,163
Accrued interest receivable..................................................          1,377              1,352
Federal Home Loan Bank stock.................................................          2,177              2,177
Other assets.................................................................          6,243              3,752
                                                                                  ----------         ----------
   Total assets..............................................................     $  268,125         $  252,750
                                                                                  ==========         ==========

Liabilities and Equity
Deposits ....................................................................     $  180,406         $  167,931
Advances from borrowers for taxes and insurance..............................            556                351
Borrowed money...............................................................         44,393             42,737
Other liabilities............................................................          2,244              1,968
                                                                                  ----------         ----------
   Total liabilities.........................................................        227,599            212,987

Retained earnings, substantially restricted..................................         24,307             23,931
Common stock and additional paid in capital, net of ESOP loan................         15,179             15,241
Unrealized gain on securities available-for-sale, net of tax.................          1,040                591
                                                                                  ----------         ----------
   Total equity..............................................................         40,526             39,763
                                                                                  ----------         ----------

Total liabilities and equity.................................................     $  268,125         $  252,750
                                                                                  ==========         ==========

See accompanying notes to consolidated financial statements.

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                      Three Months
                                                                     Ended March 31,
                                                                     ---------------
                                                                    2001         2000
                                                                    ----         ----
Interest income
Loans..........................................................$   3,153    $   3,162
Investment securities.......................................         475          420
Interest-bearing deposits ..................................         339           38
Mortgage-backed and related securities......................         368          397
                                                                --------     --------
  Total interest income.....................................       4,335        4,017

Interest Expense
Deposits....................................................       2,047        1,669
Borrowed funds..............................................         623          555
                                                                --------     --------
Total interest expense......................................       2,670        2,224
                                                                --------     --------

Net interest income.........................................       1,665        1,793

Provision for loan losses...................................          30            8
                                                                --------     --------

  Net interest income after provision for loan losses.......       1,635        1,785

Noninterest Income
Service charges on deposit accounts.........................         367          134
Other income................................................         251          267
                                                                --------     --------
  Total noninterest income..................................         618          401

Noninterest Expense
Compensation and benefits...................................         832          902
Occupancy and equipment expense.............................         160          166
Loss on sale of assets......................................           9            0
Other expenses..............................................         510          462
                                                                --------     --------
  Total noninterest expense.................................       1,511        1,530

Income before income taxes..................................         742          656

Provision for income taxes..................................         230          198
                                                                --------     --------

Net income..................................................    $    512     $    458
                                                                ========     ========


Basic earnings per share....................................    $   0.13     $    0.11
Diluted earnings per share..................................    $   0.13     $    0.11

Basic weighted average outstanding shares ..................   4,082,731     4,277,593
Diluted weighted average outstanding shares ................   4,082,731     4,277,593

Dividends paid per share....................................    $  0.075     $   0.060

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                      -------------------------
                                                                                          2001           2000
                                                                                      ----------    -----------
  Net income........................................................................  $      512     $      458
  Other comprehensive income, net of tax:
      Unrealized gains on securities:
          Unrealized holding gains/(losses) arising during  period..................         443            (53)
          Reclassification adjustment for losses included in net income.............           6              0
                                                                                      ----------     ----------
      Other comprehensive income....................................................         449            (53)
                                                                                      ----------     -----------

  Comprehensive income..............................................................  $      961     $      405
                                                                                      ----------     ----------

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    ----------------------------
                                                                                          2001           2000
                                                                                    -------------    -----------

Cash flows from operating activities:
  Net income........................................................................  $      512     $      458
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses.....................................................          30              8
      Depreciation..................................................................          93             79
      Purchase of bank-owned life insurance ........................................      (2,578)        (2,097)
      Loss on sale of mortgage-backed securities....................................           9              0
      (Increase) decrease in other assets...........................................          65             (7)
      Increase (decrease) in other liabilities......................................         275           (116)
                                                                                      ----------     -------------

        Net cash provided by operating activities...................................      (1,594)        (1,675)
                                                                                      -----------    -----------

Cash flows from investing activities:
  Net (increase) in loans receivable................................................      (5,958)        (1,683)
  Sale of mortgage-backed securities................................................       1,253              0
  Maturities and prepayments of investment securities...............................       2,333              0
  Maturities and prepayments of mortgage-backed securities..........................       1,243            712
  Purchases of investments..........................................................      (1,000)        (4,650)
  Purchases of mortgage-backed securities...........................................      (7,582)        (4,149)
  Purchases of FHLB stock...........................................................           0           (350)
  Net cash flows from other investing activities....................................        (407)          (991)
                                                                                      -----------    -----------

        Net cash (used for) investment activities...................................     (10,118)       (11,111)
                                                                                      -----------    -----------

Cash flows from financing activities:
  Net increase in deposits..........................................................      12,476          2,539
  Dividends to stockholders.........................................................        (135)          (258)
  Repurchase of common stock........................................................         (91)          (677)
  Net increase in borrowed money....................................................       1,656          7,269
  Increase in advances from borrowers for insurance and taxes.......................         204            302
                                                                                      ----------     ----------

        Net cash provided by financing activities...................................      14,110          9,175
                                                                                      ----------     ----------


Net increase (decrease) in cash and cash equivalents................................       2,398         (3,611)

Cash and cash equivalents at beginning of period....................................      26,709          7,197
                                                                                      ----------     ----------

Cash and cash equivalents at end of period..........................................  $   29,107     $    3,586
                                                                                      ==========     ==========

                                       5

                   GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

         In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Gaston Federal Bank (the "Bank"). Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for future periods.

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

         During the quarter ended December 31, 2000, the Company's Board of Directors adopted a resolution to change the Company's fiscal year end from September 30th to December 31st, effective October 1, 2000. The Company filed a Form 8-K providing public notice of the change in the Company's fiscal year. All prior period financial information is presented for comparable periods of the preceding calendar year.

Note B - Earnings per Share

         Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2001 and 2000, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,082,731 and 4,277,593 respectively.

         The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2001 and 2000: (in thousands, except share data)

                                                        Three Months
                                                       Ended March 31,
                                                       ---------------
                                                      2001        2000
                                                      ----        ----

Net income....................................... $      512   $      458

Weighted average outstanding shares..............  4,082,731    4,277,593
Dilutive effect of stock options.................          0            0
                                                 -----------    ---------

Weighted average diluted shares..................  4,082,731    4,277,593

Diluted earnings per share....................... $     0.13   $     0.11

         Options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2001, because the exercise prices of $12.00 for 181,748 shares and $13.00 for 10,000 shares exceeded the average market price of $11.75 for the quarter. Options were also excluded from the calculation of diluted earnings per share for the three months ended March 31, 2000, because the exercise prices of $12.00 for 190,069 shares and $13.00 for 10,000 shares exceeded the average market price of $11.42 for the quarter.

Note C - Stock Compensation Plans

         On April 12, 1999, the Company's shareholders approved the Gaston Federal Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. As of March 31, 2001, 191,748 options had been awarded under the plan at a weighted average exercise price of $12.05 and a weighted average contractual life of 97 months. There were 107,799 options fully vested as of March 31, 2001. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the Stock Option Plan described above and, accordingly, no compensation expense has been recognized in connection with the granting of the stock options.

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

Comparison of Financial Condition

         Assets. Total assets of the Company increased by $15.3 million, or 5.7%, from $252.8 million as of December 31, 2000, to $268.1 million as of March 31, 2001. During the three month period ended March 31, 2001, mortgage loans decreased by $3.2 million, or 2.8%, to $109.8 million, while nonmortgage loans increased by $9.1 million, or 19.9%, to $55.0 million. This shift in the loan portfolio composition reflects management's efforts to make the Company's balance sheet more reflective of a community bank. Management plans to continue to grow the loan portfolio in a safe and sound manner with an emphasis on the origination and retention of short-term, high-yielding nonmortgage loans and the origination and sale of mortgage loans. Also during the period, cash and cash equivalents increased $2.4 million to $29.1 million, investment securities decreased by $885,000 to $31.9 million, and mortgage-backed securities increased by $5.1 million to $28.0 million. The increases in cash and cash equivalents and mortgage-backed securities were funded by increases in borrowed money and deposits.

         Liabilities. Total liabilities increased by $14.6 million, or 6.4%, from $213.0 million as of December 31, 2000, to $227.6 million as of March 31, 2001. The primary reason for the change was a $12.5 million, or 6.9%, increase in total deposits from $167.9 million to $180.4 million. Deposits increased due to competitive interest rates, aggressive marketing, and employee incentives. All deposit growth came from the Bank's primary market area. Management plans to continue in its efforts to gain deposit market share through new product development and branch expansion with an emphasis on demand deposits. Borrowed money also increased by $1.7 million, or 3.7%, to $44.4 million. Borrowed money is primarily comprised of various callable and fixed-term Federal Home Loan Bank advances with a weighted average interest rate of 5.8%.

         Equity. Total equity increased by $762,000, or 1.9%, from $39.8 million as of December 31, 2000, to $40.5 million as of March 31, 2001. This increase was primarily due to the $512,000 in earnings during the quarter and a $449,000 increase in unrealized gains on available-for-sale securities. Also during the period, the Company paid $135,000 in cash dividends and repurchased 7,500 shares of common stock at a cost of $91,000, or $12.19 per share. The Company has been authorized to repurchase a total of 303,874 shares of common stock, or 50,614 additional shares, as of March 31, 2001. On April 16, 2001, the Company's Board of Directors authorized the repurchase of an additional 5% of the outstanding public shares, or 87,721 shares of common stock. Management will continue to repurchase common stock of the Company at prices that are considered to be attractive.

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000

         General. Net income for the Company for the three months ended March 31, 2001, amounted to $512,000, or $0.13 per share, as compared to $458,000, or $0.11 per share, for the three months ended March 31, 2000.

         Net interest income. Net interest income decreased by $127,000, or 7.1%, to $1.7 million for the three months ended March 31, 2001. Interest income increased by $318,000, primarily due to a $25.5 million increase in cash and cash equivalents resulting from the proceeds of the sale of $18.2 million in fixed rate mortgage loans during the quarter ended December 31, 2000. These proceeds are expected to be reinvested in higher-yielding nonmortgage loans by the end of the 2001. In addition, interest expense increased by $445,000, primarily due to a $19.3 million increase in total deposits and a $1.6 million increase in borrowed money.

         Provision for loan losses. The provision for loan losses amounted to $30,000 for the three months ended March 31, 2001, as compared to $7,500 for the three months ended March 31, 2000. This represents an increase of $22,500. The amount of the provision for loan losses was increased, in part, due to the increased emphasis on the origination and retention of higher-yielding commercial and consumer loans. These loans possess a higher level of risk than owner-occupied mortgage loans and require a high level of reserves. The ratio of loan loss reserves to gross loans was 0.96% as of March 31, 2001, and 0.88% as of March 31, 2000.

         Noninterest income. Noninterest income amounted to $618,000 for the three months ended March 31, 2001, as compared to $401,000 for the three months ended March 31, 2000. This increase of $216,000, or 53.9%, was primarily due to increased fees generated by the Bank's mortgage-banking department and additional fee income derived from deposit products. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Outstanding demand deposit accounts increased by 18.1% during the past 12 months to $24.9 million as of March 31, 2001.

         Noninterest expense. Noninterest expense, net of nonrecurring losses on sales of assets, decreased by $28,000, or 1.8%, to $1.5 million as of March 31, 2001. This decrease was primarily due to lower compensation expenses, reduced fees paid for professional services, and lower advertising expenses. This was offset, in part, by higher other expenses including office supplies and postage resulting from the increase in deposits. Also during the three month period ended March 31, 2001, the Bank sold $1.3 million of prime-based SBA pools at a loss of $9,000. The proceeds from the sale were reinvested in one-year adjustable-rate government agency mortgage-backed securities.

         Income taxes. Income taxes amounted to $230,000, or 31.0% of taxable income, for the three month period ended March 31, 2001, as compared to $198,000, or 30.2% of taxable income, for the three month period ended March 31, 2000.

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

         The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2001, Gaston Federal Bank's level of capital substantially exceeded all applicable regulatory requirements.

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

Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Company's shareholders was held on February 15, 2001. The purpose of the meeting was to elect two directors to the Board of Directors and ratify the appointment of the Cherry, Bekaert & Holland as auditors for the Company.

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


                                  GASTON FEDERAL BANCORP, INC.


Date: May 13, 2001                By:  /s/ Kim S. Price
                                       ---------------------------------------
                                       Kim S. Price
                                       President and Chief Executive Officer


Date: May 13, 2001                By:   /s/ Gary F. Hoskins
                                        --------------------------------------
                                       Gary F. Hoskins
                                       Senior Vice President, Chief Financial
                                          Officer and Treasurer