Form 10QSB
period 2001-06-30
GASTON FEDERAL BANCORP INC
filed 2001-08-14
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,209,434 shares of the Registrant's common stock outstanding as of August 7, 2001.

GASTON FEDERAL BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements......................   2

              Consolidated Statements of Financial Condition as of
                    June 30, 2001 and December 31, 2000 ..................   2

              Consolidated Statements of Operations for the three and six
                  months ended June 30, 2001 and 2000.....................   3

              Consolidated Statements of Comprehensive Income for the
                  six months ended June 30, 2001 and 2000.................   4

              Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2001 and 2000............................   5

              Notes to Consolidated Financial Statements..................   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   8

PART II. OTHER INFORMATION................................................  11

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(in thousands)

                                                                    June 30,    December 31,
                                                                      2001         2000
                                                                    --------     --------
                                                                   (unaudited)
Assets
Cash and cash equivalents .......................................     24,521       26,709
Investment securities available-for-sale, at fair value .........     33,818       32,822
Mortgage-backed securities available-for-sale, at fair value ....     27,171       22,955
Loans, net ......................................................    165,754      158,820
Premises and equipment, net .....................................      4,851        4,163
Accrued interest receivable .....................................      1,287        1,352
Federal Home Loan Bank stock ....................................      2,177        2,177
Other assets ....................................................      6,275        3,752
                                                                    --------     --------
   Total assets .................................................   $265,854     $252,750
                                                                    ========     ========

Liabilities and Equity
Deposits ........................................................   $180,108     $167,931
Advances from borrowers for taxes and insurance .................        805          351
Borrowed money ..................................................     42,105       42,737
Other liabilities ...............................................      1,850        1,968
                                                                    --------     --------
   Total liabilities ............................................    224,868      212,987

Retained earnings, substantially restricted .....................     24,686       23,931
Common stock and additional paid in capital, net of ESOP loan ...     15,183       15,241
Unrealized gain on securities available-for-sale, net of tax ....      1,117          591
                                                                    --------     --------
   Total equity .................................................     40,986       39,763
                                                                    --------     --------

Total liabilities and equity ....................................   $265,854     $252,750
                                                                    ========     ========

See accompanying notes to consolidated financial statements.

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                Three Months               Six Months
                                                               Ended June  30,           Ended June 30,
                                                           -----------------------   -----------------------
                                                              2001         2000         2001         2000
                                                           ----------   ----------   ----------   ----------
Interest income
Loans ..................................................   $    3,149   $    3,306   $    6,302   $    6,467
Investment securities ..................................          490          424          965          844
Interest-bearing deposits ..............................          217          166          556          204
Mortgage-backed and related securities .................          396          275          764          672
                                                           ----------   ----------   ----------   ----------
  Total interest income ................................        4,252        4,171        8,587        8,187

Interest Expense
Deposits ...............................................        2,043        1,766        4,090        3,435
Borrowed funds .........................................          598          619        1,221        1,174
                                                           ----------   ----------   ----------   ----------
Total interest expense .................................        2,641        2,385        5,311        4,609
                                                           ----------   ----------   ----------   ----------

Net interest income ....................................        1,611        1,786        3,276        3,578

Provision for loan losses ..............................           30            8           60           15
                                                           ----------   ----------   ----------   ----------

  Net interest income after provision for loan losses ..        1,581        1,778        3,216        3,563

Noninterest Income
Service charges on deposit accounts ....................          475          150          843          285
Gain on sale of assets .................................            0          227            0          227
Other income ...........................................          323          377          573          644
                                                           ----------   ----------   ----------   ----------
  Total noninterest income .............................          798          754        1,416        1,156

Noninterest Expense
Compensation and benefits ..............................          938          995        1,770        1,897
Occupancy and equipment expense ........................          171          152          331          318
Loss on sale of assets .................................            0            1            9            1
Other expenses .........................................          531          427        1,041          890
                                                           ----------   ----------   ----------   ----------
  Total noninterest expense ............................        1,640        1,575        3,151        3,106

Income before income taxes .............................          739          957        1,481        1,613

Provision for income taxes .............................          229          338          459          536
                                                           ----------   ----------   ----------   ----------

Net income .............................................   $      510   $      619   $    1,022   $    1,077
                                                           ==========   ==========   ==========   ==========

Basic earnings per share ...............................   $     0.13   $     0.15   $     0.25   $     0.26
Diluted earnings per share .............................   $     0.13   $     0.15   $     0.25   $     0.26

Basic weighted average outstanding shares ..............    4,074,992    4,086,254    4,078,814    4,108,661
Diluted weighted average outstanding shares ............    4,078,059    4,086,254    4,080,348    4,108,661

Dividends paid per share ...............................   $    0.075   $    0.060   $    0.150   $    0.120

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                        -----------------
                                                                          2001      2000
                                                                        -------   -------
Net income ..........................................................   $ 1,022   $ 1,077
Other comprehensive income, net of tax:
    Unrealized gains on securities:
        Unrealized holding gains/(losses) arising during  period ....       520       (73)
        Reclassification adjustment for losses included in net income         6      (145)
                                                                        -------   -------
    Other comprehensive income ......................................       526      (218)
                                                                        -------   -------

Comprehensive income ................................................   $ 1,548   $   859
                                                                        -------   -------

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                         --------------------
                                                                                           2001        2000
                                                                                         --------    --------
Cash flows from operating activities:
  Net income .........................................................................   $  1,022    $  1,077
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ......................................................         60          15
      Depreciation ...................................................................        199         160
      Purchase of bank-owned life insurance ..........................................     (2,578)     (2,097)
      (Gain) on sale of investment securities ........................................          0        (227)
      Loss on sale of mortgage backed securities .....................................          9           0
      Loss on sale of OREO ...........................................................          0           1
      (Increase) decrease in other assets ............................................        130         (68)
      Increase (decrease) in other liabilities .......................................       (118)       (120)
                                                                                         --------    --------

        Net cash provided by operating activities ....................................     (1,276)     (1,259)
                                                                                         --------    --------

Cash flows from investing activities:
  Net (increase) in loans receivable .................................................     (6,948)     (7,237)
  Sale of investment securities ......................................................          0       2,050
  Sale of mortgage-backed securities .................................................      1,243         614
  Sale of premises and equipment .....................................................        196           0
  Sale of real estate owned ..........................................................          0         247
  Maturities and prepayments of investment securities ................................      3,930       1,080
  Maturities and prepayments of mortgage-backed securities ...........................      3,597       1,693
  Purchases of investments ...........................................................     (4,400)     (4,600)
  Purchases of mortgage-backed securities ............................................     (9,066)     (4,149)
  Purchases of FHLB stock ............................................................          0        (402)
  Net cash flows from other investing activities .....................................     (1,082)     (1,372)
                                                                                         --------    --------

        Net cash (used for) investment activities ....................................    (12,530)    (12,076)
                                                                                         --------    --------

Cash flows from financing activities:
  Net increase in deposits ...........................................................     12,177       2,218
  Dividends to stockholders ..........................................................       (267)       (512)
  Repurchase of common stock .........................................................       (115)       (897)
  Net increase (decrease) in borrowed money ..........................................       (631)      7,550
  Increase in advances from borrowers for insurance and taxes ........................        454         593
                                                                                         --------    --------

        Net cash provided by financing activities ....................................     11,618       8,952
                                                                                         --------    --------

Net (decrease) in cash and cash equivalents ..........................................     (2,188)     (4,383)

Cash and cash equivalents at beginning of period .....................................     26,709       7,197
                                                                                         --------    --------

Cash and cash equivalents at end of period ...........................................   $ 24,521    $  2,814
                                                                                         ========    ========

                   GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

      In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Gaston Federal Bank (the "Bank"). Operating results for the three and month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for future periods.

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

Note B - Earnings per Share

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended June 30, 2001 and 2000, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,074,992 and 4,086,254, respectively. For the six months ended June 30, 2001 and 2000, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,078,814 and 4,108,661, respectively.

      The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2001, and 2000: (in thousands, except share data)

                                              Three Months              Six Months
                                             Ended June 30,           Ended June 30,
                                        -----------------------   -----------------------
                                            2001         2000         2001         2000
                                        ----------   ----------   ----------   ----------
Net income ..........................   $      510   $      619   $    1,022   $    1,077

Weighted average outstanding shares .    4,074,992    4,086,254    4,078,814    4,108,661
Dilutive effect of stock options ....        3,067            0        1,534            0
                                        ----------   ----------   ----------   ----------

Weighted average diluted shares .....    4,078,059    4,086,254    4,080,348    4,108,661

Diluted  earnings per share .........   $     0.13   $     0.15   $     0.25   $     0.26

Options were excluded from the calculation of diluted earnings per share for the three and six month periods ended June 30, 2000, because the exercise prices of $12.00 for 192,569 shares and $13.00 for 10,000 shares exceeded the average market price of $10.87 for the quarter and $11.15 for the six month period.

Note C - Stock Compensation Plans

      On April 12, 1999, the Company's shareholders approved the Gaston Federal Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. As of June 30, 2001, 191,748 options had been awarded under the plan at a weighted average exercise price of $12.05 and a weighted average contractual life of 94 months. There were 134,449 options fully vested as of June 30, 2001. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the Stock Option Plan described above and, accordingly, no compensation expense has been recognized in connection with the granting of the stock options.

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

Comparison of Financial Condition

      Assets. Total assets of the Company increased by $13.1 million, or 4.9%, from $252.8 million as of December 31, 2000, to $265.9 million as of June 30, 2001. During the six month period ended June 30, 2001, mortgage loans decreased by $6.6 million, or 5.9%, to $104.6 million, while nonmortgage loans increased by $14.2 million, or 31.0%, to $60.1 million. This shift in the loan portfolio composition reflects management's efforts to make the Company's balance sheet more reflective of a community bank. Management plans to continue to grow the loan portfolio in a safe and sound manner with an emphasis on the origination and retention of short-term, high-yielding nonmortgage loans and the origination and sale of mortgage loans. Also during the period, cash and cash equivalents decreased $2.2 million to $24.5 million, investment securities increased by $996,000 to $33.8 million, and mortgage-backed securities increased by $4.2 million to $27.2 million. The increases in investment securities and mortgage-backed securities were funded by increases in deposits. The decrease in cash and cash equivalents was primarily due to the repayment of $2.0 million in borrowed money.

      Liabilities. Total liabilities increased by $11.9 million, or 5.3%, from $213.0 million as of December 31, 2000, to $224.9 million as of June 30, 2001. The primary reason for the change was a $12.2 million, or 6.8%, increase in total deposits from $167.9 million to $180.1 million. Deposits increased due to competitive interest rates, aggressive marketing, and employee incentives. All deposit growth came from the Bank's primary market area. Management plans to continue in its efforts to gain deposit market share through new product development and branch expansion with an emphasis on demand deposits. Borrowed money decreased by $631,000, or 1.5%, to $42.1 million. Borrowed money is primarily comprised of various callable and fixed-term Federal Home Loan Bank advances with a weighted average interest rate of 5.8%.

      Equity. Total equity increased by $1.2 million, or 3.0%, from $39.8 million as of December 31, 2000, to $41.0 million as of June 30, 2001. This increase was primarily due to the $1.0 million in earnings during the period and a $526,000 increase in unrealized gains on available-for-sale securities. Also during the period, the Company paid $267,000 in cash dividends and repurchased 9,500 shares of common stock at a cost of $115,000, or $12.16 per share. The Company has been authorized to repurchase a total of 581,797 shares of common stock, or 136,335 additional shares, as of June 30, 2001. Management will continue to repurchase common stock of the Company at prices that are considered to be attractive.

Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000

      General. Net income for the Company for the three months ended June 30, 2001, amounted to $510,000, or $0.13 per share, as compared to $619,000, or $0.15 per share, for the three months ended June 30, 2000. Net income for the quarter ended June 30, 2000, included a $226,000 nonrecurring net gain on sale of assets, resulting in net operating income of $481,000, or $0.12 for the quarter.

      Net interest income. Net interest income decreased by $174,000, or 9.8%, to $1.6 million for the three months ended June 30, 2001. Interest income increased by $81,000, primarily due to a $16.8 million increase in interest earning assets to $241.8 million. This increase was offset, in part, by a 57 basis point decrease in the yield on interest earning assets to 6.83%. The Bank continues to maintain a large balance of low-yielding interest earnings bank deposits resulting from the proceeds of the sale of $18.2 million in fixed rate mortgage loans during the quarter ended December 31, 2000. A large portion of these proceeds will be used for the acquisition of all of the common stock of Innes Street Financial Corp. This transaction, which is subject to shareholder and regulatory approval, is expected to cost $37.4 million and should be completed by the fourth quarter of 2001. Interest expense increased by $256,000, primarily due to a $19.3 million increase in total deposits to $180.1 million.

      Provision for loan losses. The provision for loan losses amounted to $30,000 for the three months ended June 30, 2001, as compared to $7,500 for the three months ended June 30, 2000. This represents an increase of $22,500. The amount of the provision for loan losses was increased, in part, due to the increased emphasis on the origination and retention of higher-yielding commercial and consumer loans. These loans possess a higher level of risk than owner-occupied mortgage loans and require a higher level of reserves. The ratio of loan loss reserves to gross loans was 0.91% as of June 30, 2001, and 0.86% as of June 30, 2000.

      Noninterest income. Noninterest income, net of nonrecurring gains on sales of assets, amounted to $798,000 for the three months ended June 30, 2001, as compared to $528,000 for the three months ended June 30, 2000. This increase of $270,000, or 51.1%, was primarily due to increased fees generated by the Bank's mortgage-banking department and additional fee income derived from deposit products. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Total demand deposit accounts increased by 23.9% during the past 12 months to $25.2 million as of June 30, 2001. During the quarter ended June 30, 2000, the Company recognized a nonrecurring gain of $227,000 from the sale of $2.7 million in investment and mortgage-backed securities.

      Noninterest expense. Noninterest expense increased by $65,000, or 4.1%, to $1.6 million as of June 30, 2001. This increase was primarily due to higher occupancy and equipment associated with the opening of the Bank's sixth full-service office in February 2001, and increased expenses associated with servicing the Bank's growing demand deposit account portfolio. This was increase offset, in part, by lower compensation expense, data processing expense, and advertising expense.

      Income taxes. Income taxes amounted to $229,000, or 31.0% of taxable income, for the quarter ended June 30, 2001, as compared to $338,000, or 35.3% of taxable income, for the quarter ended June 30, 2000. The decrease in the effective tax rate was primarily due to the increased income received from tax-advantaged assets such as Federal Home Loan Bank deposits and Bank-Owned Life Insurance ("BOLI").

Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000

      General. Net income for the Company for the six months ended June 30, 2001, amounted to $1,022,000, or $0.25 per share, as compared to $1,077,000, or $0.26 per share, for the six months ended June 30, 2000. Net income for the six months ended June 30, 2000, included a $226,000 nonrecurring net gain on sale of assets, resulting in net operating income of $939,000, or $0.23, for the period.

      Net interest income. Net interest income decreased by $302,000, or 8.4%, to $3.3 million for the six months ended June 30, 2001. Interest income increased by $399,000, primarily due to a $16.8 million increase in interest earning assets to $241.8 million. This increase was offset, in part, by a 57 basis point decrease in the yield on interest earning assets to 6.83%. The Bank continues to maintain a large balance of low-yielding interest earnings bank deposits resulting from the proceeds of the sale of $18.2 million in fixed rate mortgage loans during the quarter ended December 31, 2000. A large portion of these proceeds will be used for the acquisition of all of the common stock of Innes Street Financial Corp. This transaction, which is subject to shareholder and regulatory approval, is expected to cost $37.4 million and should be completed by the fourth quarter of 2001. Interest expense increased by $702,000, primarily due to a $19.3 million increase in total deposits to $180.1 million.

      Provision for loan losses. The provision for loan losses amounted to $60,000 for the six months ended June 30, 2001, as compared to $15,000 for the six months ended June 30, 2000. This represents an increase of $45,000. The amount of the provision for loan losses was increased, in part, due to the increased emphasis on the origination and retention of higher-yielding commercial and consumer loans. These loans possess a higher level of risk than owner-occupied mortgage loans and require a higher level of reserves. The ratio of loan loss reserves to gross loans was 0.91% as of June 30, 2001, and 0.86% as of June 30, 2000.

      Noninterest income. Noninterest income, net of nonrecurring gains on sales of assets, amounted to $1.4 million for the six months ended June 30, 2001, as compared to $929,000 for the six months ended June 30, 2000. This increase of $487,000, or 52.4%, was primarily due to increased fees generated by the Bank's mortgage-banking department and additional fee income derived from deposit products. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Outstanding demand deposit accounts increased by 23.9% during the past 12 months to $25.2 million as of June 30, 2001. During the six months ended June 30, 2000, the Company recognized a nonrecurring gain of $227,000 from the sale of $2.7 million in investment and mortgage-backed securities.

      Noninterest expense. Noninterest expense increased by $45,000, or 1.2%, to $3.1 million as of June 30, 2001. This increase was primarily due to higher occupancy and equipment associated with the opening of the Bank's sixth full-service office in February 2001, and increased expenses associated with servicing the Bank's growing demand deposit account portfolio. This was increase offset, in part, by lower compensation expense, data processing expense, and advertising expense.

      Income taxes. Income taxes amounted to $459,000, or 31.0% of taxable income, for the six month period ended June 30, 2001, as compared to $536,000, or 33.2% of taxable income, for the six month period ended June 30, 2000. The decrease in the effective tax rate was primarily due to the increased income received from tax-advantaged assets such as Federal Home Loan Bank deposits and Bank-Owned Life Insurance ("BOLI").

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

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2001, Gaston Federal Bank's level of capital substantially exceeded all applicable regulatory requirements.

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

Submission of Matters to a Vote of Security Holders

      There were no meetings of the Company's shareholders during the quarter ended June 30, 2001.

Exhibits and Report on Form 8-K.

      On July 25, 2001, Gaston Federal Bancorp, Inc. ("the Company") filed a Form 8-K to provide public notice that on July 16, 2001, the Company entered into an Agreement and Plan of Merger with Innes Street Financial Corporation ("Innes Street"). Innes Street is the holding company for Citizens Bank, Inc., a savings bank headquartered in Salisbury, North Carolina, which operates three full-service offices in Salisbury, Statesville, and Rockwell, North Carolina. As of March 31, 2001, Citizens Bank had total assets of $212.2 million, total deposits of $168.6 million, and stockholders' equity of $26.5 million. Under the terms of the agreement, the Company will pay $18.50 per share in cash for each of the 1,974,325 outstanding shares of Innes Street's common stock. This represents 138% of Innes Street's tangible book value per share as of March 31, 2001, and 28.5 times Innes Street's earnings per share for the 12 months ended March 31, 2001. Innes Street will be merged into a subsidiary of the Company and all shares of Innes Street will be cancelled. The aggregate purchase price is approximately $38 million. Upon completion of the transaction, the Company will have approximately $470 million in assets and will have a total of nine offices in the southern piedmont region of North Carolina. Management estimates that the cost savings opportunities between the two companies equals 38% of Innes Street's annualized operating income, or $1.7 million pretax. As a result of the anticipated cost savings, management believes that the transaction will be immediately accretive to earnings. Consummation of the merger is subject to approval by Innes Street's shareholders and the receipt of all required regulatory approvals. It is anticipated that the transaction will be completed in the fourth quarter of 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                GASTON FEDERAL BANCORP, INC.


Date: August 13, 2001           By:  /s/ Kim S. Price
                                     ------------------------------------
                                     Kim S. Price
                                     President and Chief Executive Officer


Date: August 13, 2001           By: /s/ Gary F. Hoskins
                                    -------------------------------------
                                    Gary F. Hoskins
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer