Form 10QSB
period 2001-09-30
GASTON FEDERAL BANCORP INC
filed 2001-11-14
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _____________________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,209,434 shares of the Registrant's common stock outstanding as of November 9, 2001.

GASTON FEDERAL BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements............................    2

          Consolidated Statements of Financial Condition as of
              September 30, 2001 and December 31, 2000 ....................    2

          Consolidated Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000.....................    3

          Consolidated Statements of Comprehensive Income for the
              nine months ended September 30, 2001 and 2000................    4

          Consolidated Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000..................................    5

          Notes to Consolidated Financial Statements.......................    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................    8

PART II. OTHER INFORMATION.................................................   12

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(in thousands)

                                                                    September30,   December 31,
                                                                        2001          2000
                                                                    ------------   ------------
                                                                    (unaudited)
Assets
Cash and cash equivalents ......................................       32,796         26,709
Investment securities available-for-sale, at fair value ........       28,332         32,822
Mortgage-backed securities available-for-sale, at fair value ...       25,015         22,955
Loans, net .....................................................      165,743        158,820
Premises and equipment, net ....................................        4,857          4,163
Accrued interest receivable ....................................        1,303          1,352
Federal Home Loan Bank stock ...................................        2,177          2,177
Other assets ...................................................        6,375          3,752
                                                                     --------       --------
   Total assets ................................................     $266,598       $252,750
                                                                     ========       ========

Liabilities and Equity
Deposits .......................................................     $180,155       $167,931
Advances from borrowers for taxes and insurance ................          918            351
Borrowed money .................................................       42,158         42,737
Other liabilities ..............................................        1,740          1,968
                                                                     --------       --------
   Total liabilities ...........................................      224,971        212,987

Retained earnings, substantially restricted ....................       25,015         23,931
Common stock and additional paid in capital, net of ESOP loan ..       15,211         15,241
Unrealized gain on securities available-for-sale, net of tax ...        1,401            591
                                                                     --------       --------
   Total equity ................................................       41,627         39,763
                                                                     --------       --------

Total liabilities and equity ...................................     $266,598       $252,750
                                                                     ========       ========

See accompanying notes to consolidated financial statements.

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                 Three Months Ended           Nine Months Ended
                                                                   September 30,                 September 30,
                                                                   -------------                 -------------
                                                                2001           2000           2001           2000
                                                                ----           ----           ----           ----
Interest income
Loans ..................................................     $    3,091     $    3,417     $    9,392     $    9,884
Investment securities ..................................            421            517          1,386          1,507
Interest-bearing deposits ..............................            215             13            771             70
Mortgage-backed and related securities .................            363            329          1,127          1,002
                                                             ----------     ----------     ----------     ----------
  Total interest income ................................          4,090          4,276         12,676         12,463

Interest Expense
Deposits ...............................................          1,848          1,864          5,938          5,299
Borrowed funds .........................................            593            614          1,813          1,788
                                                             ----------     ----------     ----------     ----------
Total interest expense .................................          2,441          2,478          7,751          7,087
                                                             ----------     ----------     ----------     ----------

Net interest income ....................................          1,649          1,798          4,925          5,376

Provision for loan losses ..............................             30              8             90             22
                                                             ----------     ----------     ----------     ----------

  Net interest income after provision for loan losses ..          1,619          1,790          4,835          5,354

Noninterest Income
Service charges on deposit accounts ....................            459            175          1,301            460
Gain on sale of assets .................................              0             33              0            260
Other income ...........................................            280            387            853          1,031
                                                             ----------     ----------     ----------     ----------
  Total noninterest income .............................            739            595          2,154          1,751

Noninterest Expense
Compensation and benefits ..............................            940            941          2,710          2,838
Occupancy and equipment expense ........................            179            152            510            469
Loss on sale of assets .................................              0              2              9              3
Other expenses .........................................            548            378          1,588          1,270
                                                             ----------     ----------     ----------     ----------
  Total noninterest expense ............................          1,667          1,473          4,817          4,580

Income before income taxes .............................            691            912          2,172          2,525

Provision for income taxes .............................            230            304            689            840
                                                             ----------     ----------     ----------     ----------

Net income .............................................     $      461     $      608     $    1,483     $    1,685
                                                             ==========     ==========     ==========     ==========

Basic earnings per share ...............................     $     0.11     $     0.15     $     0.36     $     0.41
Diluted earnings per share .............................     $     0.11     $     0.15     $     0.36     $     0.41

Basic weighted average outstanding shares ..............      4,068,575      4,058,156      4,080,122      4,096,542
Diluted weighted average outstanding shares ............      4,100,312      4,058,156      4,091,723      4,097,648

Dividends paid per share ...............................     $    0.075     $    0.060     $    0.225     $    0.180

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                              ------------------
                                                                               2001        2000
                                                                              ------     -------
Net income ..............................................................     $1,483     $ 1,685
Other comprehensive income, net of tax:
    Unrealized gains on securities:
        Unrealized holding gains arising during  period .................        804         278
        Reclassification adjustment for losses included in net income ...          6        (144)
                                                                              ------     -------
    Other comprehensive income ..........................................        810         134
                                                                              ------     -------

Comprehensive income ....................................................     $2,293     $ 1,819
                                                                              ------     -------

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                           ----------------------
                                                                                             2001          2000
                                                                                           --------      --------
Cash flows from operating activities:
  Net income .........................................................................     $  1,483      $  1,685
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ......................................................           90            22
      Depreciation ...................................................................          302           304
      Purchase of bank-owned life insurance ..........................................       (2,578)       (2,097)
      (Gain) loss on sale of investments, available for sale .........................            9          (225)
      (Gain) on sale of loans ........................................................            0            (1)
      (Gain) on sale of other assets .................................................            0           (31)
      (Increase) decrease in other assets ............................................           17           480
      Increase (decrease) in other liabilities .......................................         (228)           11
                                                                                           --------      --------

        Net cash provided by (used for) operating activities .........................         (905)          148
                                                                                           --------      --------

Cash flows from investing activities:
  Net (increase) in loans receivable .................................................       (6,942)       (7,043)
  Proceeds from the sale of investment securities ....................................            0         2,257
  Proceeds from the sale of mortgage-backed securities ...............................        1,257           595
  Proceeds from the sale of loans ....................................................            0            10
  Proceeds from the sale of other assets .............................................          196           276
  Maturities and prepayments of investment securities ................................       10,720         1,107
  Maturities and prepayments of mortgage-backed securities ...........................        5,716         2,648
  Purchases of investments ...........................................................       (5,420)       (4,600)
  Purchases of mortgage-backed securities ............................................       (9,041)       (4,149)
  Purchases of FHLB stock ............................................................            0          (402)
  Net cash flows from other investing activities .....................................       (1,192)       (1,484)
                                                                                           --------      --------

        Net cash (used for) investment activities ....................................       (4,706)      (10,785)
                                                                                           --------      --------

Cash flows from financing activities:
  Net increase in deposits ...........................................................       12,224         2,749
  Dividends to stockholders ..........................................................         (398)         (621)
  Repurchase of common stock .........................................................         (115)         (897)
  Net increase (decrease) in borrowed money ..........................................         (579)        5,105
  Increase in advances from borrowers for insurance and taxes ........................          566           659
                                                                                           --------      --------

        Net cash provided by financing activities ....................................       11,698         6,995
                                                                                           --------      --------

Net increase (decrease) in cash and cash equivalents .................................        6,087        (3,642)

Cash and cash equivalents at beginning of period .....................................       26,709         7,197
                                                                                           --------      --------

Cash and cash equivalents at end of period ...........................................     $ 32,796      $  3,555
                                                                                           ========      ========

                   GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

      In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Gaston Federal Bank (the "Bank"). Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for future periods.

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

Note B - Earnings per Share

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended September 30, 2001 and 2000, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,068,575 and 4,058,156, respectively. For the nine months ended September 30, 2001 and 2000, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,080,122 and 4,096,542, respectively.

      The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2001, and 2000: (in thousands, except share data)

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                                  -------------                 -------------
                                               2001           2000           2001           2000
                                               ----           ----           ----           ----
Net income ............................     $      461     $      608     $    1,483     $    1,685

Weighted average outstanding shares ...      4,068,575      4,058,156      4,080,122      4,096,542
Dilutive effect of stock options ......         31,737              0         11,601          1,106
                                            ----------     ----------     ----------     ----------

Weighted average diluted shares .......      4,100,312      4,058,156      4,091,723      4,097,648

Diluted  earnings per share ...........     $     0.11     $     0.15     $     0.36     $     0.41

Options were excluded from the calculation of diluted earnings per share for the three month period ended September 30, 2000, because the exercise prices of $12.00 for 192,569 shares and $13.00 for 10,000 shares exceeded the average market price of $10.53 for the quarter.

Note C - Stock Compensation Plans

      On April 12, 1999, the Company's shareholders approved the Gaston Federal Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. As of September 30, 2001, 191,748 options had been awarded under the plan at a weighted average exercise price of $12.05 and a weighted average contractual life of 91 months. There were 134,449 options fully vested as of September 30, 2001. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the Stock Option Plan described above and, accordingly, no compensation expense has been recognized in connection with the granting of the stock options.

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

Comparison of Financial Condition

      Assets. Total assets of the Company increased by $13.8 million, or 5.2%, from $252.8 million as of December 31, 2000, to $266.6 million as of September 30, 2001. During the nine month period ended September 30, 2001, net mortgage loans decreased by $11.4 million, or 10.1%, to $101.5 million, while net nonmortgage loans increased by $18.3 million, or 39.9%, to $64.2 million. This shift in the loan portfolio composition reflects management's efforts to make the Company's balance sheet more reflective of a community bank. Management plans to continue to grow the loan portfolio in a safe and sound manner with an emphasis on the origination and retention of short-term, high-yielding nonmortgage loans and the origination and sale of mortgage loans. Nonperforming assets remained low at 0.16% of total assets, and loan loss reserves amounted to 0.93% of total loans. Also during the period, cash and cash equivalents increased $6.1 million to $32.8 million, investment securities decreased by $4.5 million to $28.3 million, and mortgage-backed securities increased by $2.1 million to $25.0 million. The increases in cash and cash equivalents and mortgage-backed securities were primarily funded by increases in deposits and maturities and calls of investment securities.

      Liabilities. Total liabilities increased by $12.0 million, or 5.3%, from $213.0 million as of December 31, 2000, to $225.0 million as of September 30, 2001. The primary reason for the change was a $12.2 million, or 6.8%, increase in total deposits from $167.9 million to $180.1 million. Deposits increased due to competitive interest rates, aggressive marketing, and employee incentives. All deposit growth came from the Bank's primary market area. Management plans to continue in its efforts to gain deposit market share through new product development and branch expansion with an emphasis on demand deposits. Borrowed money decreased by $579,000, or 1.4%, to $42.2 million. Borrowed money is primarily comprised of various callable and fixed-term Federal Home Loan Bank advances with a weighted average interest rate of 5.74%.

      Equity. Total equity increased by $1.9 million, or 4.5%, from $39.8 million as of December 31, 2000, to $41.6 million as of September 30, 2001. This increase was primarily due to the $1.4 million in earnings during the period and a $810,000 increase in unrealized gains on available-for-sale securities. Also during the period, the Company paid $398,000 in cash dividends and repurchased 9,500 shares of common stock at a cost of $115,000, or $12.16 per share. The Company has been authorized to repurchase a total of 581,797 shares of common stock, or 136,335 additional shares, as of September 30, 2001. Management will continue to repurchase common stock of the Company at prices that are considered to be attractive.

Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000

      General. Net income for the Company for the three months ended September 30, 2001, amounted to $461,000, or $0.11 per share, as compared to $608,000, or $0.15 per share, for the three months ended September 30, 2000. Net income for the quarter ended September 30, 2000, included a $31,000 nonrecurring net gain on sale of assets, resulting in net operating income of $588,000, or $0.15 for the quarter.

      Net interest income. Net interest income decreased by $149,000, or 8.3%, to $1.6 million for the three months ended September 30, 2001. Interest income decreased by $186,000 due, in part, to an 85 basis point decrease in the average yield on interest earning assets to 6.58%. This decrease in yield was offset, in part, by a $15.7 million increase in average interest earning assets to $246.7 million. The Bank continues to maintain a large balance of low-yielding short-term bank deposits to be used for funding a portion of the acquisition of all of the common stock of Innes Street Financial Corp. This transaction, which is subject to shareholder and regulatory approval, is expected to cost $37.4 million and should be completed by the fourth quarter of 2001. These bank balances averaged $25.3 million during the quarter at an average yield of 3.43%. These excess short-term bank balances would normally be used to purchase higher-yielding investments or fund loan originations. Interest expense decreased by $37,000, primarily due to 34 basis point decrease in the average cost of funds to 4.54%. This decrease in cost of funds was offset, in part, by a $10.6 million increase in average costing liabilities to $212.8 million.

      Provision for loan losses. The provision for loan losses amounted to $30,000 for the three months ended September 30, 2001, as compared to $7,500 for the three months ended September 30, 2000. This represents an increase of $22,500. The amount of the provision for loan losses was increased, in part, due to the increased emphasis on the origination and retention of higher-yielding commercial and consumer loans. These loans possess a higher level of risk than owner-occupied mortgage loans and require a higher level of reserves. The ratio of loan loss reserves to gross loans was 0.93% as of September 30, 2001, and 0.86% as of September 30, 2000.

      Noninterest income. Noninterest income, net of nonrecurring gains on sales of assets, amounted to $739,000 for the three months ended September 30, 2001, as compared to $562,000 for the three months ended September 30, 2000. This increase of $177,000, or 31.5%, was primarily due to increased fees generated by the Bank's mortgage-banking department and additional fee income derived from deposit products. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Total demand deposit accounts increased by 26.0% during the past 12 months to $24.3 million as of September 30, 2001. During the quarter ended September 30, 2000, the Company recognized a nonrecurring gain of $33,000 from the sale of originated mortgage loan servicing rights for 221 loans totaling $17.4 million

      Noninterest expense. Noninterest expense increased by $193,000, or 13.1%, to $1.7 million as of September 30, 2001. This increase was primarily due to higher occupancy and equipment associated with the opening of the Bank's sixth full-service office in February 2001, and increased expenses associated with servicing the Bank's growing demand deposit account portfolio. This increase was offset, in part, by lower compensation expense, professional services expense, and advertising expense.

      Income taxes. Income taxes amounted to $230,000, or 33.3% of taxable income, for the quarter ended September 30, 2001, as compared to $304,000, or 33.4% of taxable income, for the quarter ended September 30, 2000.

Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and 2000

      General. Net income for the Company for the nine months ended September 30, 2001, amounted to $1,483,000, or $0.36 per share, as compared to $1,685,000, or $0.41 per share, for the nine months ended September 30, 2000. Net income for the nine months ended September 30, 2000, included a $257,000 nonrecurring net gain on sale of assets, resulting in net operating income of $1,528,000, or $0.37 per share, for the period.

      Net interest income. Net interest income decreased by $451,000, or 8.4%, to $4.9 million for the nine months ended September 30, 2001. Interest income increased by $213,000, primarily due to a $14.3 million increase in average interest earning assets to $244.5 million. This increase was offset, in part, by a 36 basis point decrease in the average yield on interest earning assets to 6.92%. The Bank continues to maintain a large balance of low-yielding short-term bank deposits to be used for funding a portion of the acquisition of all of the common stock of Innes Street Financial Corp. This transaction, which is subject to shareholder and regulatory approval, is expected to cost $37.4 million and should be completed by the fourth quarter of 2001. These excess short-term bank balances would normally be used to purchase higher-yielding investments or fund loan originations. Interest expense increased by $664,000, primarily due to a $11.6 million increase in average costing liabilities to $212.3. This increase in costing liabilities was offset, in part, by a 16 basis point decrease in the average cost of funds to 4.88% during the nine month period ended September 30, 2001.

      Provision for loan losses. The provision for loan losses amounted to $90,000 for the nine months ended September 30, 2001, as compared to $22,500 for the nine months ended September 30, 2000. This represents an increase of $67,500. The amount of the provision for loan losses was increased, in part, due to the increased emphasis on the origination and retention of higher-yielding commercial and consumer loans. These loans possess a higher level of risk than owner-occupied mortgage loans and require a higher level of reserves. The ratio of loan loss reserves to gross loans was 0.93% as of September 30, 2001, and 0.86% as of September 30, 2000.

      Noninterest income. Noninterest income, net of nonrecurring gains on sales of assets, amounted to $2.2 million for the nine months ended September 30, 2001, as compared to $1.5 million for the nine months ended September 30, 2000. This increase of $663,000, or 44.5%, was primarily due to increased fees generated by the Bank's mortgage-banking department and additional fee income derived from deposit products. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Outstanding demand deposit accounts increased by 23.9% during the past 12 months to $25.2 million as of September 30, 2001. During the nine months ended September 30, 2000, the Company recognized a nonrecurring gain of $227,000 from the sale of $2.7 million in investment and mortgage-backed securities and a $33,000 gain on the sale of the sale of originated mortgage loan servicing rights for 221 loans totaling $17.4 million.

      Noninterest expense. Noninterest expense increased by $239,000, or 5.2%, to $4.8 million as of September 30, 2001. This increase was primarily due to higher occupancy and equipment associated with the opening of the Bank's sixth full-service office in February 2001, and increased expenses associated with servicing the Bank's growing demand deposit account portfolio. This increase was offset, in part, by lower compensation expense, data processing expense, professional services expense, and advertising expense.

      Income taxes. Income taxes amounted to $689,000, or 31.7% of taxable income, for the nine month period ended September 30, 2001, as compared to $840,000, or 33.3% of taxable income, for the nine month period ended September 30, 2000. The decrease in the effective tax rate was primarily due to the increased income received from tax-advantaged assets such as Federal Home Loan Bank deposits and Bank-Owned Life Insurance ("BOLI").

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

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2001, Gaston Federal Bank's level of capital substantially exceeded all applicable regulatory requirements.

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

Submission of Matters to a Vote of Security Holders

      There were no meetings of the Company's shareholders during the quarter ended September 30, 2001.

Exhibits and Report on Form 8-K.

      On July 25, 2001, Gaston Federal Bancorp, Inc. ("the Company") filed a Form 8-K to provide public notice that on July 16, 2001, the Company entered into an Agreement and Plan of Merger with Innes Street Financial Corporation ("Innes Street"). Innes Street is the holding company for Citizens Bank, Inc., a savings bank headquartered in Salisbury, North Carolina, which operates three full-service offices in Salisbury, Statesville, and Rockwell, North Carolina. As of September 30, 2001, Citizens Bank had total assets of $218.3 million, total loans of $190.9 million, total deposits of $175.1 million, and stockholders' equity of $25.5 million. Under the terms of the agreement, the Company will pay $18.50 per share in cash for each of the 1,974,325 outstanding shares of Innes Street's common stock. This represents 138% of Innes Street's tangible book value per share as of March 31, 2001, and 28.5 times Innes Street's earnings per share for the 12 months ended March 31, 2001. Innes Street will be merged into a subsidiary of the Company and all shares of Innes Street will be cancelled. The aggregate purchase price is approximately $37.4 million. Upon completion of the transaction, the Company will have approximately $485 million in assets and will have a total of nine offices in the southern piedmont region of North Carolina. Management estimates that the cost savings opportunities between the two companies equals 38% of Innes Street's annualized operating income, or $1.7 million pretax. As a result of the anticipated cost savings, management believes that the transaction will be immediately accretive to earnings. Consummation of the merger is subject to approval by Innes Street's shareholders and the receipt of all required regulatory approvals. It is anticipated that the transaction will be completed in the fourth quarter of 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       GASTON FEDERAL BANCORP, INC.


Date: November 13, 2001                By: /s/ Kim S. Price
                                           -------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer


Date: November 13, 2001                By: /s/ Gary F. Hoskins
                                           -------------------------------------
                                           Gary F. Hoskins
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer