Form 10KSB
period 2001-12-31
GASTON FEDERAL BANCORP INC
filed 2002-03-29
CIK 1051871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transaction period from ________________ to __________________

                         Commission File Number: 0-23971

                          GASTON FEDERAL BANCORP, INC.
                          ----------------------------
                 (Name of Small Business Issuer in its Charter)

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

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended December 31, 2001 were $19.4 million.

      As of March 5, 2002, there were issued and outstanding 4,209,434 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 5, 2002 ($14.90) was $26.1 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2001 (Parts II and IV).

2. Sections of the Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1. Description of Business

Gaston Federal Bancorp, Inc.

      Gaston Federal Bancorp, Inc. (the "Company") was formed on March 18, 1998, for the purpose of acting as the Holding Company for Gaston Federal Bank (the "Bank"). The Company's assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. As of December 31, 2001, there were 1,752,427 shares of the Company's common stock held by the public and 2,457,007 shares held by Gaston Federal Holdings, MHC (the "Mutual Company"), the Company's parent mutual holding company. The publicly held common stock of the Company currently trades on the Nasdaq National Market under the symbol GBNK. The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by the Company. The Company's executive office is located at 245 West Main Avenue, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at this address is (704) 868-5200.

Gaston Federal Bank

      The Bank, which was chartered in 1904, is a community bank engaged primarily in the business of offering FDIC-insured deposits to customers through its branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential, commercial, and consumer loans, investment securities, and mortgage-backed securities. The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses, sales of assets, fee income generated from its deposit and loan accounts, and commissions on the sale of uninsured investment products. The Company's noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, and other noninterest expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and actions of regulatory and governmental authorities. On March 11, 2001, the Bank changed its name to Citizens South Bank following the acquisition of three banking offices located outside of Gaston County, North Carolina. The Bank's executive office is located at 245 West Main Avenue, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at this address is
(704) 868-5200.

Acquisition of Innes Street Financial Corporation

      On December 31, 2001, the Company acquired 100% of the outstanding shares of common stock of Innes Street Financial Corporation ("Innes Street") and its wholly-owned subsidiary, Citizens Bank, Inc. Accordingly, the results of operations of Innes Street have not been included in the consolidated financial statements of the Company since the acquisition occurred at the close of business on December 31, 2001. As part of the acquisition, Innes Street's stockholders received a cash payment of $18.50 per share for each share of Innes Street common stock issued and outstanding. The aggregate purchase price for the transaction was approximately $38 million.

      Innes Street and its subsidiary have served the Salisbury, North Carolina area for over ninety years by providing that community and the surrounding counties with general banking services. Citizens Bank operated three full-service branch offices in Salisbury, North Carolina, Statesville, North Carolina, and Rockwell, North Carolina. At the time of the acquisition, Innes Street had total assets of $221.8 million, net loans of $170.5 million, total deposits of $175.4 million, and total liabilities of $183.8 million. The transaction was accounted for using the purchase method of accounting. Accordingly, intangible assets of $9.5 million were recognized in conjunction with the acquisition. These intangible assets include $6.6 million in goodwill, a $2.4 million core deposit premium, which is being amortized over a seven year period on an accelerated basis, and $425,000 in mortgage servicing rights, which is being amortized over the excepted life of the asset. Form 8-K, which was filed with the Securities and Exchange Commission on December 31, 2001, provides additional information about the acquisition and is incorporated herein by reference.

Market Area

      The Bank's corporate headquarters and five branch offices are located in Gaston County, North Carolina, which is located near the I-85 corridor, approximately 20 miles west of the regional banking center of Charlotte, North Carolina. Gaston County has a population of approximately 200,000, and has an economy based on manufacturing, textiles, apparel, fabricated metals, machinery, chemicals, and automotive transportation equipment, and has developed a strong base in service industries, especially construction and retail trade. Among the largest employers in Gaston County are Freightliner, Firestone, Parkdale Mills, Pharr Yarns, Dana Corporation, Gaston Memorial Hospital and Gaston College.

      The Bank also operates a regional office and one branch office in Rowan County, North Carolina, and one branch office in Iredell County, North Carolina. These offices are located approximately 60 miles northeast of the corporate headquarters. The Bank considers its primary market area to be the North Carolina Counties of Gaston, Rowan, Iredell, Mecklenburg, Cabarrus, Lincoln, and Cleveland, and the South Carolina County of York.

Lending Activities

      General. At December 31, 2001, the Bank's net loans receivable totaled $334.3 million, or 74.7% of total assets at that date. In the past, the Bank concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties. Currently, the Bank concentrates its lending activities on construction loans, commercial real estate loans, commercial business loans and consumer loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

      Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                        December 31, 2001        December 31, 2000        September 30, 2000
                                      ---------------------    ---------------------    ---------------------
                                        Amount     Percent       Amount     Percent       Amount     Percent
                                      ---------   ---------    ---------   ---------    ---------   ---------
                                                               (Dollars in Thousands)
Real estate loans:
  One- to four-family residential .   $ 196,572       57.33%   $ 109,907       66.43%   $ 129,031       70.36%
  Multifamily residential .........       8,696        2.54        2,003        1.21        2,046        1.12
  Construction ....................      16,525        4.82        9,597        5.80        6,939        3.78
  Nonresidential ..................      28,543        8.33        6,190        3.74        6,469        3.53
                                      ---------      ------    ---------      ------    ---------      ------
    Total real estate loans .......     250,336       73.02      127,697       77.19      144,485       78.78

Commercial business loans .........      27,622        8.06       19,569       11.83       21,716       11.85

Consumer loans:
  Home equity lines of credit .....      46,941       13.69       15,671        9.47       14,197        7.74
  Other ...........................      17,942        5.23        2,512        1.52        2,971        1.62
                                      ---------      ------    ---------      ------    ---------      ------
    Total consumer loans ..........      64,883       18.92       18,183       10.99       17,168        9.36
                                      ---------      ------    ---------      ------    ---------      ------

  Total loans .....................     342,841      100.00%     165,449      100.00%     183,369      100.00%
                                                     ======                   ======                   ======
Less:
  Loans in process ................       5,306                    4,758                    4,544
  Deferred loan fees, net .........          78                      305                      325
  Allowance for loan losses .......       3,136                    1,566                    1,537
                                      ---------                ---------                ---------
Total loans, net ..................   $ 334,321                $ 158,820                $ 176,963
                                      =========                =========                =========

                                       September 30, 1999       September 30, 1998        September 30, 1997
                                      ---------------------    ---------------------    ---------   ---------
                                       Amount      Percent       Amount     Percent       Amount     Percent
                                      ---------   ---------    ---------   ---------    ---------   ---------
                                                               (Dollars in Thousands)
Real estate loans:
  One- to four-family residential .   $ 129,332       73.42%   $ 105,526       73.50%   $ 106,422       76.50%
  Multifamily residential .........       2,414        1.37        3,771        2.63        6,514        4.68
  Construction ....................       8,513        4.83       10,573        7.36        5,869        4.22
  Nonresidential ..................       7,266        4.13        8,076        5.63        7,318        5.26
                                      ---------      ------    ---------      ------    ---------      ------
    Total real estate loans .......     147,525       83.75      127,946       89.12      126,123       90.66

Commercial business loans .........      17,019        9.67        6,629        4.62        5,558        4.00

Consumer loans:
  Home equity lines of credit .....       8,867        5.03        6,764        4.71        5,651        4.07
  Other ...........................       2,732        1.55        2,225        1.55        1,779        1.27
                                      ---------      ------    ---------      ------    ---------      ------
    Total consumer loans ..........      11,599        6.58        8,989        6.26        7,430        5.34
                                      ---------      ------    ---------      ------    ---------      ------

  Total loans .....................     176,143      100.00%     143,564      100.00%     139,111      100.00%
                                                     ======                   ======                   ======
Less:
  Loans in process ................       6,205                    5,152                    2,990
  Deferred loan fees, net .........         385                      501                      520
  Allowance for loan losses .......       1,509                    1,411                    1,110
                                      ---------                ---------                ---------
Total loans, net ..................   $ 168,044                $ 136,500                $ 134,491
                                      =========                =========                =========

      One-to-Four Family Real Estate Lending. At December 31, 2001, the Bank's one-to-four family residential loan portfolio totaled $196.6 million, or 57.3% of the Bank's total loan portfolio. These loans are typically originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies such as FHLMC ("Freddie Mac"). These loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid. The Bank's one-to-four family mortgage loans generally have maturities ranging from ten to thirty years and are fully amortizing with monthly or bi-weekly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank requires title insurance insuring the status of its lien or an acceptable attorney's opinion on all first mortgage loans where real estate is the primary source of security. The Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance. Pursuant to underwriting guidelines adopted by the Bank's Board of Directors, the Bank can lend up to 95% of the appraised value of the property securing a one- to four-family residential loan. For loans that have a loan-to-value (LTV) ratio of more than 80%, the Bank requires private mortgage insurance for between 20% and 30% of the amount of the loan. The Bank does not require private mortgage insurance for loans that have a LTV ratio of 80% or less.

      The Bank offers both fixed and adjustable rate mortgage loans at competitive rates and terms. The Bank's adjustable-rate mortgage (ARM) loans typically provide for an interest rate which adjusts every year after an initial term of one, three, five, seven or ten years based on the one year Treasury constant maturity index and are typically based on a 30-year amortization schedule. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5%, respectively. The retention of ARM loans in the Bank's loan portfolio helped reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

      In 1999, the Bank began originating and selling substantially all fixed rate mortgages to investors on a servicing released basis. This allows the Bank to provide competitive mortgage products to its market area including 15- and 30-year fixed-rate loans and long-term fixed-rate Federal Housing Administration
(FHA) and Veterans Administration (VA) products. The Bank's sale of mortgage loans at origination helps the Bank manage its interest rate risk. The Bank also benefits by being able to record fee income it earns on these loans during the period in which the loan is sold.

      Multifamily Residential Real Estate Lending. At December 31, 2001, the Bank's multifamily residential real estate (more than four units) loan portfolio totaled $8.7 million, or 2.5% of the Bank's total loan portfolio. The majority of the Bank's multifamily residential real estate loans are secured by apartment buildings located in the Bank's primary market area. The interest rates for the Bank's multifamily residential real estate loans generally have interest rates that adjust at either one-, three-, or five-year intervals, based on the constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 5%, respectively, or adjust based on the Bank's prime rate, and are originated to amortize in a maximum of 20 years. The Bank requires appraisals of all properties securing multifamily residential real estate loans. Appraisals are performed by an independent appraiser designated by the Bank, all of which are reviewed by management. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. LTV ratios on the Bank's multifamily residential real estate loans are generally limited to 80%. As part of the criteria for underwriting multifamily residential real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.25. It is also the Bank's policy to obtain personal guarantees from the principals of its corporate borrowers on its multifamily residential real estate loans.

      Multifamily residential real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually have higher balances and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. Because payments on such loans are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum LTV ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

      Construction Lending. At December 31, 2001, total construction loans amounted to $16.5 million, or 4.8% of the Bank's total loan portfolio. The Bank generally originates residential construction-permanent loans to individuals who have a contract with a builder for the construction of their residence and speculative construction loans to local builders for purposes of building one-to-four family residential properties. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. The Bank's staff or an independent appraiser retained by the Bank, reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on a percentage of completion. Monthly payment of accrued interest is required during the construction period.

      The Bank's construction-permanent loans are typically made in connection with the granting of the permanent financing on the property. These loans convert to a fully amortizing three or five year adjustable- or fixed-rate loan at the end of the 12 month construction term. If the construction is not complete after 12 months, the Bank will generally modify the loan so that the term is for a period necessary to complete construction. These loans are generally originated pursuant to the same policies regarding loan to value ratios and credit quality as are used in connection with loans secured by existing one- to four-family residential real estate.

      The Bank's speculative construction loans are typically granted to local builders with an established relationship with the Bank. These loans are typically for a term of 12 months at an interest rate tied to the Bank's prime lending rate. If the property is not sold at the end of the 12 month term, the Bank will generally extend the loan for a period necessary to sell the property. These loans are underwritten based on the financial strength of the builder. In order to reduce the Bank's exposure, builders are typically limited in the number of outstanding unsold properties they may have with the Bank at any one time.

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

      Nonresidential Real Estate Lending. At December 31, 2001, the Bank's nonresidential real estate loans totaled $28.5 million, or 8.3% of the Bank's total loan portfolio. The Bank originates mortgage loans for the acquisition and refinancing of nonresidential real estate properties and land. The majority of the Bank's nonresidential real estate properties are secured by office buildings, churches, retail shops, and land which are generally located in the Bank's primary market area. These loans generally have interest rates that adjust at either one-, three-, or five-year intervals, based on the constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 5%, respectively, or adjust based on the Bank's prime rate, and are originated to amortize in a maximum of 20 years. The Bank requires appraisals of all properties securing nonresidential real estate loans. Appraisals are performed by an independent appraiser designated by the Bank, all of which are reviewed by management. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. Loan to value ratios on the Bank's nonresidential real estate loans are generally limited to 80% of the appraised value of the secured property. As part of the criteria for underwriting nonresidential real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.25. It is also the Bank's policy to obtain personal guarantees from the principals of its corporate borrowers on its commercial real estate loans.

      This type of lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually have higher balances and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than residential mortgage loans. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. Because payments on such loans are often dependent on the successful development, operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum LTV ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

      Commercial Business Loans. At December 31, 2001, the Bank had $27.6 million of commercial business loans that represented 8.1% of the total loan portfolio. The Bank originates commercial business loans to customers who are generally well known to the Bank and are located in the Bank's primary market area. Commercial business loans may be either unsecured or secured by collateral other than real estate, such as vehicles, equipment, stock, etc. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower and any guarantors. The interest rates for the Bank's commercial business loans generally adjust based on the Bank's prime rate, or are fixed at the time of closing for a term of generally five to seven years. The Bank generally requires annual financial statements from its corporate borrowers and personal guarantees from the corporate principals. The Bank also generally requires an estimate of value for any collateral that secures the loan. Unsecured commercial business loans totaled $3.4 million as of December 31, 2001.

      Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Commercial business loans are often unsecured or secured by equipment or other business assets. The liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower and any guarantors, while liquidation of collateral is a secondary and often insufficient source of repayment

      Home Equity Lines of Credit. At December 31, 2001, the Bank's home equity line of credit portfolio totaled $46.9 million, or 13.7% of the total loan portfolio. The Bank's home equity lines of credit (HELOCs) are secured by a first or second mortgage on residential property, have variable interest rates that are tied to The Wall Street Journal prime lending rate (the "prime rate") and may adjust monthly, and generally mature in 15 years. The maximum LTV ratio on these loans is typically 90%, including the outstanding balance of any superior liens. Unused commitments to extend credit under these HELOCs totaled $41.2 million.

      HELOCs originated by the Bank are typically secured by properties located in the Bank's normal lending area or to customers who have a relationship with the Bank. These loans are generally underwritten to the same credit standards used when underwriting first mortgage loans. The Bank also generally requires title insurance and an independent estimate of value. HELOCs obtained from the acquisition of Innes Street were generally originated using a third party internet loan provider. These loans, which are secured by properties located in North Carolina, Georgia, and Virginia, were underwritten based on the applicant's credit history and the value of the collateral. The Bank's lien position on these loans is covered by a either a title insurance policy or signed affidavit from the borrower verifying the Bank's lien position. These loans totaled $26.0 million as of December 31, 2001.

      Other Consumer Lending. At December 31, 2001, other consumer loans amounted to $19.0 million, or 5.5% of the total loan portfolio. The Bank originates a variety of consumer loans including second mortgage loans, loans secured by savings accounts, automobiles, recreational vehicles, and unsecured personal loans. The largest component of other consumer loans is second mortgage loans. Most of these loans were second mortgage loans obtained from the acquisition of Innes Street were generally originated using a third party internet loan provider. These loans, which are secured by properties located in North

Carolina, Georgia, and Virginia, were underwritten based on the applicant's credit history and the value of the collateral. These loans typically have a fixed rate of interest and generally mature in 15 years. The maximum LTV ratio is 90%, including the outstanding balance of any superior liens. The Bank's lien position on these loans is covered by either a title insurance policy or a signed affidavit from the borrower verifying the Bank's lien position. These loans totaled $15.5 million as of December 31, 2001.

      Most of the Bank's other consumer loans are made to existing customers, although the Bank actively promotes consumer loans by contacting existing customers and by other promotions and advertising directed at existing and prospective customers. The Bank views consumer lending as an important part of its business because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. Subject to market conditions, the Bank intends to continue emphasizing consumer lending. Consumer loans not secured by real estate are made with fixed interest rates and have terms that generally do not exceed five years.

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

      Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                                                 Real Estate Loans
                                          ------------------------------------------------------------
                                          One- to Four-     Multi-                                        Commercial
                                             Family         Family                            Non-        Business and
                                          Residential     Residential    Construction      Residential      Consumer          Total
                                          -------------   -----------    ------------      -----------    ------------      --------
                                                                                (In Thousands)
Amounts Due:
Within 1 year ......................        $  2,987        $      0        $ 10,666        $  2,620        $  9,209        $ 25,482
Over 1 to 2 years ..................             947               0               0             807           7,567           9,321
Over 2 to 3 years ..................           1,217               0               0           1,163           2,637           5,017
Over 3 to 5 years ..................           6,469             110               0           3,879           5,532          15,990
Over 5 to 10 years .................          31,487           3,424               0           5,038           8,746          48,695
Over 10 to 20 years ................          73,116           5,162           3,102          14,895          51,368         147,643
Over 20 years ......................          80,349               0           2,757             141           7,446          90,693
                                            --------        --------        --------        --------        --------        --------
Total amount due ...................        $196,572        $  8,696        $ 16,525        $ 28,543        $ 92,505        $342,841
                                            ========        ========        ========        ========        ========        ========

      The following table sets forth the dollar amount of all loans for which final payment is not due until after December 31, 2002. The table also shows the amount of loans which have fixed rates of interest and those which have adjustable rates of interest.

                                                              Fixed Rates    Adjustable Rates        Total
                                                              -----------    ----------------     -----------
                                                                              (In Thousands)
Real Estate Loans:
   One- to four-family residential .....................      $   109,335       $    84,250       $   193,585
   Multifamily residential .............................            5,750             2,946             8,696
   Construction ........................................            3,313             2,546             5,859
   Commercial real estate ..............................            9,821            16,102            25,924
                                                              -----------       -----------       -----------
Total real estate loans ................................          128,219           105,844           234,064
Commercial and consumer ................................           22,984            60,311            83,295
                                                              -----------       -----------       -----------
   Total loans .........................................      $   151,203       $   166,155       $   317,359
                                                              ===========       ===========       ===========

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

      Loan Solicitation and Processing. The Bank's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the Bank's Board of Directors. Loan originations come from a number of sources. The customary sources of loan originations are real estate agents, home builders, walk-in customers, referrals and existing customers. Loan officers also call on local businesses soliciting commercial products. The Bank advertises its loan products in various print media including the local newspaper. In its marketing, the Bank emphasizes its community ties, customized personal service and an efficient underwriting and approval process. The Bank uses professional fee appraisers for most residential real estate loans and construction loans and all commercial real estate and land loans. On new loan originations, the Bank requires hazard, title and, to the extent applicable, flood insurance on all security property.

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

                                                                                         For the Fiscal Years Ended
                                                                        -----------------------------------------------------------
                                                                          Dec-2001        Dec-2000        Sep-2000        Sep-1999
                                                                        -----------     -----------     -----------     -----------
                                                                                              (In Thousands)
Total loans receivable at beginning of period ......................    $   158,820     $   169,931     $   176,143     $   143,564
Total loan originations:
   One- to four-family residential .................................          1,419           3,700           4,951          17,427
   Construction ....................................................          8,849           3,800           2,716           8,552
   Commercial real estate ..........................................          6,146               0               0               0
   Multifamily .....................................................              0               0               0             150
   Commercial business and consumer ................................         52,057          45,774          44,351          27,234
                                                                        -----------     -----------     -----------     -----------
Total loans originated .............................................         68,471          53,274          52,018          53,363
Loans purchased ....................................................        170,527               0              20          38,262
Loans sold .........................................................              0         (18,169)           (215)        (13,136)
Principal repayments ...............................................        (63,497)        (46,216)        (44,597)        (45,910)
                                                                        -----------     -----------     -----------     -----------
Net loan activity ..................................................        175,501         (11,111)          7,226          32,579
                                                                        -----------     -----------     -----------     -----------
Total loans receivable at end of period ............................    $   334,321     $   158,820     $   183,369     $   176,143
                                                                        ===========     ===========     ===========     ===========

      Loan Commitments. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from approval, depending on the type of transaction. At December 31, 2001, the Bank had loan commitments (excluding undisbursed portions of interim construction loans of $5.3 million) of $8.8 million and unused commercial lines of credit of $12.3 million and unused home equity lines of credit of $41.2 million.

      Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions. The Bank charges loan origination fees which are generally calculated as a percentage of the amount borrowed. In accordance with applicable accounting standards, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. Fees collected on loans originated and sold to investors are recognized in the period in which the loan is sold. The Bank recognized $106,000, $101,000, $108,000 and $232,000 of deferred loan fees during the fiscal years ended December 31, 2001, December 31, 2000, September 30, 2000, and September 30, 1999, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

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

                                                                                    For the Fiscal Years Ended
                                                               --------------------------------------------------------------------
                                                               Dec-2001    Dec-2000    Sep-2000    Sep-1999    Sep-1998    Sep-1997
                                                               --------    --------    --------    --------    --------    --------
                                                                                      (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
     One- to four-family residential .......................   $    592    $    236    $    211    $     94    $    970    $    876
     Multifamily residential ...............................         70          71           0           0         177         183
     Commercial real estate ................................          0           0           0           0          91           0
Commercial business and consumer ...........................        174         172          46           0           0           0
                                                               --------    --------    --------    --------    --------    --------
Total nonaccrual loans .....................................        836         479         257          94       1,238       1,059
Accruing loans which were contractually
      past due 90 days or more .............................          0           0           0           0           0           0
                                                               --------    --------    --------    --------    --------    --------
Total nonperforming loans ..................................        836         479         257          94       1,238       1,059
Real estate owned ..........................................      1,470           0           0         259         247         247
                                                               --------    --------    --------    --------    --------    --------
Total nonperforming assets .................................   $  2,306    $    479    $    257    $    353    $  1,485       1,306
                                                               ========    ========    ========    ========    ========    ========

Nonaccrual loans and loans 90 days past due as a
     percentage of net loans ...............................       0.25%       0.30%       0.15%       0.06%       0.91%       0.79%
Nonaccrual loans and loans 90 days past due as a
percentage of total assets .................................       0.19%       0.19%       0.11%       0.04%       0.60%       0.61%
Total nonperforming assets
      as a percentage of total assets ......................       0.52%       0.19%       0.11%       0.15%       0.71%       0.75%

      Interest income that would have been recorded for the fiscal years ended December 31, 2001, December 31, 2000, September 30, 2000, and September 30, 1999, had nonaccruing loans been current in accordance with their original terms amounted to $26,000, $25,000, $13,000, and $10,000, respectively. The Bank did not include any interest income on such loans for such periods.

      Real Estate Acquired in Settlement of Loans. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Generally, foreclosed assets are held for sale and such assets are carried at fair value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. At December 31, 2001, the Bank had $1.5 million in real estate acquired in settlement of loans. The majority of this balance is comprised of one commercial office building with a net book value of $1.3 million. The property is currently available for sale and has been listed with an independent real estate sales agent.

      Restructured Loans. Under Generally Accepted Accounting Principals ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank had no restructured loans as of December 31, 2001.

      Asset Classification. The OTS has adopted various regulations regarding problem assets of financial institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank. As of December 31, 2001, the aggregate amount of the Bank's assets classified as substandard was $4,458,000, and $150,000 was classified as doubtful. There were no assets classified as loss. The aggregate amount designated special mention was $2,930,000. As of December 31, 2000, the aggregate amount of the Bank's assets classified as substandard was $1,266,000, and no assets were classified as doubtful or loss. As of the same date, the aggregate amount designated special mention was $1,298,000.

      Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for specific allowances that are tied to individual loans considered to be impaired, as well as valuation allowances for pools of loans that have not been individually identified as impaired. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectibility cannot be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income monthly to maintain the allowances.

      At December 31, 2001, the Bank had an allowance for loan losses of $3.1 million. Management believes that this amount will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to modify its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

      The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                          At and For the Fiscal Years Ended
                                                   -------------------------------------------------------------------------------
                                                     Dec-01        Dec-00        Sep-00        Sep-99        Sep-98        Sep-97
                                                   ---------     ---------     ---------     ---------     ---------     ---------
                                                                               (Dollars in Thousands)
Total loans outstanding ........................   $ 342,841     $ 165,449     $ 183,369     $ 176,143     $ 143,564     $ 139,111
                                                   =========     =========     =========     =========     =========     =========
Average loans outstanding ......................   $ 166,574     $ 174,610     $ 174,176     $ 158,534     $ 141,322     $ 137,149
                                                   =========     =========     =========     =========     =========     =========

Allowance at beginning of period ...............   $   1,566     $   1,517     $   1,509     $   1,411     $   1,110     $     830
Allowance acquired in acquisition ..............       1,553             0             0             0             0             0
Provision ......................................         120            52            30           105           300           293
Recoveries .....................................           1             1             1             1             6             0
Charge-offs:
  Consumer loans ...............................        (104)           (4)           (3)           (8)           (5)          (13)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Allowance at end of period .....................   $   3,136     $   1,566     $   1,537     $   1,509     $   1,411     $   1,110
                                                   =========     =========     =========     =========     =========     =========

Allowance for loan losses as a percentage
  of total loans outstanding ...................        0.91%         0.95%         0.84%         0.86%         0.98%         0.80%
                                                   =========     =========     =========     =========     =========     =========
Net loans charged off as a percentage of total
  loans outstanding ............................        0.03%           --%           --%           --%           --%         0.01%
                                                   =========     =========     =========     =========     =========     =========
Ratio of allowance to nonperforming loans ......      375.12%       326.93%       598.05%     1,605.32%       113.97%       104.82%
                                                   =========     =========     =========     =========     =========     =========

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

                                                             As of the Fiscal Year Ended
                                      -----------------------------------------------------------------------
                                        December 31, 2001        December 31, 2000        September 30, 2000
                                      ---------------------    ---------------------    ---------------------
                                                Percent of               Percent of               Percent of
                                                Loans in Each            Loans in Each            Loans in Each
                                                Category to              Category to              Category to
                                      Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
                                      ------    -----------    ------    -----------    ------    -----------
                                                              (Dollars in Thousands)
Real estate loans:
  One- to four-family residential     $   800       57.33%     $   400       66.43%     $   400       70.36%
  Multifamily residential .......         100        2.54           50        1.21           50        1.12
  Construction ..................         150        4.82           55        5.80           50        3.78
  Nonresidential ................         225        8.33           70        3.74           50        3.53
Commercial and consumer .........       1,861       26.98          991       22.82          987       21.21
                                      -------      ------      -------      ------      -------      ------
Total allowance for loan losses .     $ 3,136      100.00%     $ 1,566      100.00%     $ 1,537      100.00%
                                      =======      ======      =======      ======      =======      ======

                                                             As of the Fiscal Year Ended
                                      -----------------------------------------------------------------------
                                        September 30, 1999       September 30, 1998       September 30, 1997
                                      ---------------------    ---------------------    ----------------------
                                                Percent of               Percent of               Percent of
                                                Loans in Each            Loans in Each            Loans in Each
                                                Category to              Category to              Category to
                                      Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
                                      ------    -----------    ------    -----------    ------    -----------
                                                              (Dollars in Thousands)
Real estate loans:
  One- to four-family residential     $   700       73.42%     $   699       73.50%     $   643       76.50%
  Multifamily residential .......          75        1.37           75        2.63          100        4.68
  Construction ..................         100        4.83          125        7.36           55        4.22
  Nonresidential ................         225        4.13          200        5.63          105        5.26
Commercial and consumer .........         409       16.25          312       10.88          207        9.34
                                      -------      ------      -------      ------      -------      ------
Total allowance for loan losses .     $ 1,509      100.00%     $ 1,411      100.00%     $ 1,110      100.00%
                                      =======      ======      =======      ======      =======      ======

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

                                                                                       As of the Year Ended
                                                              ----------------------------------------------------------------------
                                                                      December 31, 2001                   December 31, 2000
                                                              ---------------------------------    ---------------------------------
                                                                            Net                                  Net
                                                              Amortized  Unrealized      Fair     Amortized   Unrealized      Fair
                                                                Cost     Gain(Loss)      Value       Cost     Gain(Loss)      Value
                                                              --------    --------     --------    --------    --------     --------
                                                                                      (Dollars in Thousands)
Investment Securities:
  U.S. Government and agency securities held to maturity ...  $      0    $      0     $      0    $      0    $      0     $      0
  U.S. Government and agency securities available for sale..    11,902         202       12,104      22,204         (92)      22,112
  Municipal bonds - held to maturity .......................         0           0            0           0           0            0
  Municipal bonds - available for sale .....................     6,205         (93)       6,112       6,216        (179)       6,037
  Corporate bonds - available for sale .....................     4,020         141        4,161       3,002          37        3,039
                                                              --------    --------     --------    --------    --------     --------
Total investment securities ................................  $ 22,127    $    250     $ 22,377    $ 31,422    $   (234)    $ 31,188
                                                              ========    ========     ========    ========    ========     ========

Mortgage-backed securities:
  FHLMC held to maturity ...................................  $      0    $      0     $      0    $      0    $      0     $      0
  FNMA held to maturity ....................................         0           0            0           0           0            0
  GNMA held to maturity ....................................         0           0            0           0           0            0
  FHLMC available for sale .................................     8,736          36        8,772       5,241         (44)       5,197
  FNMA available for sale ..................................     3,368          42        3,410       2,829         (37)       2,792
  GNMA available for sale ..................................    11,042          97       11,139      11,230         (67)      11,163
  SBA available for sale ...................................     2,103         (19)       2,084       3,905        (102)       3,803
                                                              --------    --------     --------    --------    --------     --------
Total mortgage-backed securities ...........................  $ 25,249    $    156       25,405    $ 23,205    $   (250)    $ 22,955
                                                              ========    ========     ========    ========    ========     ========

Other Investments available for sale:
  FHLMC common stock .......................................        19       1,259        1,278          19       1,303        1,322
  Other equity securities ..................................     2,248          43        2,291         243          69          312
                                                              --------    --------     --------    --------    --------     --------

Total other investments ....................................  $  2,267    $  1,302     $  3,569    $    262    $  1,372     $  1,634
                                                              ========    ========     ========    ========    ========     ========

                                                                    As of the Year Ended
                                                              ---------------------------------
                                                                      December 31, 1999
                                                              ---------------------------------
                                                                            Net
                                                             Amortized   Unrealized      Fair
                                                                Cost     Gain(Loss)      Value
                                                              --------    --------     --------
                                                                   (Dollars in Thousands)
Investment Securities:
  U.S. Government and agency securities held to maturity ...  $ 12,499    $   (682)    $ 11,817
  U.S. Government and agency securities available for sale..    11,934        (155)      11,779
  Municipal bonds - held to maturity .......................       366          (3)         363
  Municipal bonds - available for sale .....................     5,986        (449)       5,537
  Corporate bonds - available for sale .....................         0           0            0
                                                              --------    --------     --------
Total investment securities ................................  $ 30,785    $ (1,289)    $ 29,496
                                                              ========    ========     ========

Mortgage-backed securities:
  FHLMC held to maturity ...................................  $  1,433    $    (25)    $  1,408
  FNMA held to maturity ....................................     1,300         (21)       1,279
  GNMA held to maturity ....................................       737           0          737
  FHLMC available for sale .................................         0           0            0
  FNMA available for sale ..................................     2,383         (96)       2,287
  GNMA available for sale ..................................     7,819        (377)       7,442
  SBA available for sale ...................................     5,667        (142)       5,525
                                                              --------    --------     --------
Total mortgage-backed securities ...........................  $ 19,339    $   (661)    $ 18,678
                                                              ========    ========     ========

Other Investments available for sale:
  FHLMC common stock .......................................        25       1,171        1,196
  Other equity securities ..................................        93           6           99
                                                              --------    --------     --------

Total other investments ....................................  $    118    $  1,177     $  1,295
                                                              ========    ========     ========

      The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for our investment securities portfolio at December 31, 2001 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                 At December 31, 2001
                              ---------------------------------------------------------------------------------------
                               Less than 1 year          1 to 5 years       Over 5 to 10 years       Over 10 years
                              ------------------     ------------------     ------------------     ------------------
                                         Weighed                Weighted               Weighted               Weighted
                               Book      Average      Book      Average      Book      Average      Book      Average
                               Value     Yield(1)     Value     Yield(1)     Value     Yield(1)     Value     Yield(1)
                              -------    -------     -------    -------     -------    -------     -------    -------
                                                                 (Dollars in Thousands)
U.S. Government securities    $     0       0.00%    $     0       0.00%    $     0       0.00%    $     0       0.00%

U.S. Agency securities ...      2,000       6.04       8,900       6.14       1,002       6.96           0       0.00

Municipal securities .....          0       0.00       1,925       5.70       1,823       5.97       2,457       6.68

Corporate securities .....          0       0.00       4,020       6.76           0       0.00           0       0.00
                              -------    -------     -------    -------     -------    -------     -------    -------

Total ....................    $ 2,000       6.04%    $14,845       6.25%    $ 2,825       6.31%    $ 2,457       6.68%
                              =======    =======     =======    =======     =======    =======     =======    =======

                                    At December 31, 2001
                              ------------------------------
                                     Total Securities
                              ------------------------------
                                         Weighted
                               Book      Average      Market
                               Value     Yield(1)     Value
                              -------    -------     -------
                                   (Dollars in Thousands)
U.S. Government securities    $     0       0.00%    $     0

U.S. Agency securities ...     11,902       6.19      12,853

Municipal securities .....      6,205       6.17       6,112

Corporate securities .....      4,020       6.76       4,161
                              -------    -------     -------

Total ....................    $22,127       6.30%    $21,956
                              =======    =======     =======

----------
(1) Yields on tax exempt obligations have been computed on a tax equivalent basis.

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

      The following tables sets forth information concerning the Bank's time deposits and other interest-bearing deposits.

                                          At December 31, 2001     At December 31, 2000     At December 31, 1999
                                          --------------------     --------------------     --------------------
                                                      Average                  Average                  Average
                                                      Interest                 Interest                 Interest
Category                                  Balance       Rate       Balance       Rate       Balance       Rate
--------                                  -------     --------     -------     --------     -------     --------
                                                                  (Dollars in Thousands)
Noninterest bearing demand                $  7,953       0.0%      $  7,096       0.0%      $  5,626       0.0%
Interest bearing demand                     25,330       1.2         14,562       1.7         13,139       1.7
Money market demand                         29,489       2.7         14,690       3.5         13,054       3.1
Savings accounts                            44,011       2.1         17,923       3.0         24,223       3.2
Certificates of deposit                    246,909       5.4        113,660       5.6        102,561       5.2
                                          --------      ----       --------      ----       --------      ----
Total Deposits                            $353,692       4.2%      $167,931       4.7%      $158,603       4.4%
                                          ========      ====       ========      ====       ========      ====

      The following table indicates the amount of the Bank's certificate accounts with a principal balance greater than $100,000 by time remaining until maturity as of December 31, 2001.

Maturity Period                                          Certificates of Deposit
---------------                                          -----------------------
                                                             (In Thousands)

Within three months..................................          $   17,408
Three to six months..................................              18,139
Six through twelve months............................              10,926
Over twelve months...................................               4,571
                                                               ----------
   Total jumbo certificates of deposit...............          $   51,044
                                                               ==========

      Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                                                          As of the Fiscal Year Ended
                                             -----------------------------------------------------
                                               Dec-01         Dec-00        Sep-00         Sep-99
                                             ---------      ---------      ---------     ---------
                                                                (In Thousands)
Interest Rate
2.00-4.00%................................   $  96,028      $     145      $     767     $     759
4.01-6.00%................................     129,737         53,289         63,941       102,279
6.01-8.00%................................      21,144         60,226         43,265           412
                                             ---------      ---------      ---------     ---------
                                             $ 246,909      $ 113,660      $ 107,973     $ 103,450
                                             =========      =========      =========     =========

      Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at December 31, 2001.

                                                                                               After
Interest Rate          December 31, 2002     December 31, 2003     December 31, 2004      December 31, 2005           Total
-------------          -----------------     -----------------     -----------------      -----------------           -----
                                                                     (In Thousands)
2.01-4.0%..............    $   81,415            $   12,700            $    1,912            $        1            $   96,028
4.01-6.0%..............       121,879                 5,146                 2,648                    64               129,737
6.01-8.0%..............        18,145                 2,250                   635                   114                21,144
                           ----------            ----------            ----------            ----------            ----------
Total..................    $  221,439            $   20,096            $    5,195            $      179            $  246,909
                           ==========            ==========            ==========            ==========            ==========

      Deposit Activity. The following table set forth the deposit activity of the Bank for the periods indicated.

                                                                               As of the Fiscal Year Ended
                                                       ----------------------------------------------------------------------------
                                                         Dec-01       Dec-00       Sep-00       Sep-99       Sep-98         Sep-97
                                                       ---------    ---------    ---------     ---------    ---------     ---------
                                                                                     (In Thousands)
Beginning balance .................................    $ 167,931    $ 158,603    $ 159,425     $ 143,901    $ 145,444     $ 145,975
Deposits acquired in acquisition ..................      175,350            0            0             0            0             0
Net increase (decrease) before interest credited ..        4,222        3,006       (4,748)        9,102       (8,215)       (7,386)
Interest credited .................................        6,189        6,322        6,675         6,422        6,672         6,855
                                                       ---------    ---------    ---------     ---------    ---------     ---------
Net increase (decrease) in savings deposits .......      185,761        9,328        1,927        15,524       (1,543)         (531)
                                                       ---------    ---------    ---------     ---------    ---------     ---------
Ending balance ....................................    $ 353,692    $ 167,931    $ 161,352     $ 159,425    $ 143,901     $ 145,444
                                                       =========    =========    =========     =========    =========     =========

      Borrowings. The Bank has the ability to use advances from the Federal Home Loan Bank of Atlanta ("FHLB") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The maximum outstanding balances of the Bank's FHLB advances for the fiscal years ended December 31, 2001, December 31, 2000, September 30, 2000, and September 30, 1999 were $42.5 million, $42.5 million, $43.5 million and $35.5 million, respectively, the average balances outstanding were $42.8 million, $40.9 million, $39.4 million, and $28.7 million, respectively. The weighted average interest rates were 5.60%, 5.83%, 5.87%, and 5.20%, respectively. The Bank's outstanding balances of FHLB advances as of December 31, 2001, December 31, 2000, September 30, 2000, and September 1999, were $40.5 million, $42.5 million, $40.0 million and $35.5 million, respectively.

Net Interest Income

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. The following table sets forth certain information relating to the Company for the years ended December 31, 2001, 2000 and 1999. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made.

                                                                      For the Fiscal Years Ended
                                       ------------------------------------------------------------------------------------
                                                    December 31, 2001                            December 31, 2000
                                       ------------------------------------------------------------------------------------
                                         Average        Interest                       Average       Interest
                                       Outstanding       Earned/        Yield/       Outstanding      Earned/        Yield/
(Dollars in Thousands)                   Balance          Paid           Rate          Balance         Paid           Rate
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Investment securities (1) ........   $    53,857    $     2,697        5.01%      $    34,409    $     2,058        5.98%
  Mortgage-backed securities........        25,221          1,434        5.69            21,641          1,455        6.72
  Loans receivable (2)..............       166,574         12,252        7.36           174,610         13,320        7.63
                                       -----------    -----------    --------       -----------    -----------    --------
Total interest-earning assets.......   $   245,652    $    16,383        6.67%      $   230,660    $    16,833        7.29%
Noninterest-earning assets..........        17,148                                       14,083
                                       -----------                                  -----------
Total assets........................   $   262,800                                  $   244,743
                                       ===========                                  ===========

Interest-bearing liabilities,:
  Demand deposit accounts...........   $    15,285    $       186        1.22%      $    13,685    $       230        1.68%
  Money market demand accounts......        16,862            460        2.73            14,096            489        3.47
  Savings accounts..................        18,677            398        2.13            21,270            636        2.99
  Certificates of deposit...........       117,993          6,329        5.36           105,734          5,941        5.62
  Borrowed funds....................        42,803          2,398        5.60            40,931          2,388        5.83
                                       -----------     ----------    --------       -----------    -----------    --------
Total interest-bearing liabilities..   $   211,620    $     9,771        4.62%      $   195,716    $     9,684        4.95%
                                                      -----------                                  -----------
Noninterest-bearing liabilities.....        10,304                                        9,813
                                       -----------                                  -----------
Total liabilities...................       221,924                                      205,529

Total equity........................        40,876                                       39,214
                                       -----------                                  -----------
Total liabilities and
  retained earnings.................   $   262,800                                  $   244,743
                                       ===========                                  ===========
Net interest income.................                  $     6,612                                  $     7,149
                                                      ===========                                  ===========
Interest rate spread (3)............                                     2.05%                                        2.34%
                                                                     ========                                     ========

Net yield on interest-earning
  assets (4)........................                                     2.69%                                        3.10%
                                                                     ========                                     ========
Ratio of average interest-earning
  assets to interest-bearing
  liabilities.......................                                   116.08%                                      117.85%
                                                                     ========                                     ========

                                       ----------------------------------------
                                                    December 31, 1999
                                       ----------------------------------------
                                          Average       Interest
                                        Outstanding      Earned/        Yield/
(Dollars in Thousands)                    Balance         Paid           Rate
-------------------------------------------------------------------------------
Interest-earning assets:
  Investment securities (1) ........   $    33,206    $     2,009        6.05%
  Mortgage-backed securities........        20,852          1,221        5.86
  Loans receivable (2)..............       164,913         12,251        7.43
                                       -----------    -----------    --------
Total interest-earning assets.......   $   218,971    $    15,481        7.07%
Noninterest-earning assets..........        10,682
                                       -----------
Total assets........................   $   229,653
                                       ===========

Interest-bearing liabilities,:
  Demand deposit accounts...........        12,104            200        1.65%
  Money market demand accounts......        13,415            409        3.05
  Savings accounts..................        23,332            730        3.13
  Certificates of deposit...........       100,026          5,157        5.16
  Borrowed funds....................        31,751          1,637        5.16
                                       -----------    -----------    --------
Total interest-bearing liabilities..   $   180,628    $     8,133        4.50%
                                                      -----------
Noninterest-bearing liabilities.....         9,159
                                       -----------
Total liabilities...................       189,787

Total equity........................        39,866
                                       -----------
Total liabilities and
  retained earnings.................   $   229,653
                                       ===========
Net interest income.................                  $     7,348
                                                      ===========
Interest rate spread (3)............                                     2.57%
                                                                     ========

Net yield on interest-earning
  assets (4)........................                                     3.36%
                                                                     ========
Ratio of average interest-earning
  assets to interest-bearing
  liabilities.......................                                   121.23%
                                                                     ========

----------
(1)   Average balances include nonaccrual loans.

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

                                                            For The Year Ended                        For the Year Ended
                                                  December 31, 2001 vs December 31, 2000      December 31 2000 vs December 31, 1999
                                                            Increase (Decrease)                       Increase (Decrease)
                                                                  Due to                                    Due to
                                                 ----------------------------------------   ---------------------------------------
                                                                         Rate/                                     Rate/
(In Thousands)                                    Volume       Rate     Volume     Total     Volume    Rate       Volume     Total
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Securities and other interest-earning assets   $ 1,111    $  (100)   $  (372)   $   639   $    68   $   (28)   $     9    $    49
  Mortgage-backed and related securities .....       239       (225)       (35)       (21)       46       172          6        224
  Loan portfolio .............................      (613)      (477)        22     (1,068)      720       330         19      1,069
                                                 -------    -------    -------    -------   -------   -------    -------    -------

    Total interest income ....................       737       (802)      (385)      (450)      834       474         34      1,342
                                                 -------    -------    -------    -------   -------   -------    -------    -------

  Interest expense:
  Deposits ...................................       734       (620)       (37)        77       277       491         32        800
  Borrowed funds .............................       110        (96)        (4)        10       473       216         63        752
                                                 -------    -------    -------    -------   -------   -------    -------    -------

    Total interest expense ...................       844       (716)       (41)        87       750       707         95      1,552
                                                 -------    -------    -------    -------   -------   -------    -------    -------

Net interest income ..........................   $  (107)   $   (86)   $  (344)   $  (537)  $    84   $  (233)   $   (61)   $  (210)
                                                 =======    =======    =======    =======   =======   =======    =======    =======

Management of Market Risk

      General. The Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk inherent in the Bank's assets and liabilities, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by the Board of Directors. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is comprised of various members of the Bank's senior management team and various outside Directors. The ALCO is responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Bank's net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the Bank's portfolio and the Bank's exposure limits.

      Management recognizes that the long-term effect of interest rate changes on the Bank's income can be substantial. Accordingly, during the past year, management utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of shorter-term commercial business loans and nonresidential mortgage loans, (2) emphasizing the origination of adjustable-rate home equity lines of credit, (3) emphasizing the origination and retention of one- to four-family residential adjustable-rate mortgage loans, (4) selling all new fixed-rate mortgage loans, and (4) investing in shorter term investment securities.

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

      The following table presents the Bank's NPV at December 31, 2001, as calculated by Risk Analytics, an independent third party, based upon information provided by the Bank.

                                  Percentage Change in Net Portfolio Value
                                  ----------------------------------------
                   Changes                                      Board
                  in Market            Projected                Policy
               Interest Rates          Change (1)               Limit
               --------------          ----------               -----
               (basis points)

                    +300                 -32.3%                -45.0%
                    +200                 -20.7%                -30.0%
                    +100                  -8.7%                -15.0%
                       0                   0.0%                  0.0%
                    -100                   2.3%                -15.0%
                    -200                  -6.2%                -30.0%
                    -300                 -10.4%                -45.0%

----------
(1) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.

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

Employees

      As of December 31, 2001, the Bank had 101 full-time and 14 part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

REGULATION

      As a federally chartered SAIF-insured stock savings bank, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the FHLB system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company, the Bank, the Mutual Company, and their operations.

Federal Regulation of Financial Institutions

      Business Activities. The activities of financial institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which savings institution may engage. The description of statutory provisions and regulations applicable to savings institutions set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

      Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to a single or related group of borrowers. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, and an additional 10% of unimpaired capital and surplus if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit financial institutions meeting certain requirements to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.

      Qualified Thrift Lender Test. In general, financial institution are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A financial institution that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties. Recent legislation has expanded the qualified thrift lender test to provide financial institutions with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by financial institutions without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. The Bank satisfied the qualified thrift lender test at December 31, 2001.

      Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by financial institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Community Reinvestment Act and Fair Lending Laws. Financial institutions share a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to complete with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

      Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Stock Company and any nonsavings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the financial institution and also limits the aggregate amount of transactions with all affiliates to 20% of the financial institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies.

      Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular financial institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

      Capital Requirements. The OTS capital regulations require financial institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs"), and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Prompt Corrective Regulatory Action."

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

      The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings institutions with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. An institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis. The OTS has postponed the date that the component will first be deducted from an institution's total capital to provide it with an opportunity to review the interest rate risk approaches taken by the other federal banking agencies. At December 31, 2001, the Bank met each of its capital requirements, in each case on a fully phased-in basis.

Prompt Corrective Regulatory Action

      Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, an institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 2001, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

      The Federal Reserve Board regulations require financial institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2001, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

      General. The Mutual Company and the Company are nondiversified mutual holding companies within the meaning of the HOLA, as amended. As such, the Mutual Company and the Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Mutual Company and the Company and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Mutual Company are generally not subject to state business organizations law.

      Permitted Activities. Pursuant to Section 10(o) of the HOLA and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (i) investing in the stock of a savings institution; (ii) acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company; (iii) merging with or acquiring another holding company; one of whose subsidiaries is a savings institution; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or institutions share their home offices; (v) furnishing or performing management services for a savings institution subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings institution subsidiary of such company properties used or occupied by a savings institution subsidiary of such company;
(viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

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

      Waivers of Dividends by the Mutual Company. OTS regulations require the Mutual Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS' reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings institution subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings institution, which restriction, if material, is disclosed in the public financial statements of the savings institution as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings institution determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings institution in evaluating any proposed dividend under OTS capital distribution regulations.

      Conversion of the Mutual Company to Stock Form. OTS regulations permit the Mutual Company to convert from the mutual to the capital stock form of organization (a "Conversion Transaction"). In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of Common Stock held by the Company's public stockholders ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

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

      Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

      Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at September 30, 1996 over those established as of September 30, 1988. The amount of such reserve subject to recapture as of December 31, 2001, was approximately $176,000.

      Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain nondividend distributions or cease to maintain a bank charter. At December 31, 2001, the Bank's total federal pre-1988 reserve was approximately $8.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years (for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 2001, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

ITEM 2. Properties

      The following table sets forth certain information regarding the Bank's offices at December 31, 2001.

Location                                     Net Book Balance    Owned or Leased
--------                                     ----------------    ---------------

245 West Main Avenue                            $  303,565           Owned
Gastonia, North Carolina 28052-4140

1535 Burtonwood Drive                              167,315           Owned
Gastonia, North Carolina 28054-4011

233 South Main Street                              487,886           Owned
Mount Holly, North Carolina 28120-1620

1670 Neal Hawkins Road                             416,455           Owned
Gastonia, North Carolina 28056-6429

3135 Dallas High Shoals Road                       911,899           Owned
Dallas, North Carolina 28034-1307

412 South Highway 27                             1,104,113           Owned
Stanley, North Carolina 28164-2055

401 West Innes Street                              278,694           Owned
Salisbury, North Carolina 28145-1929

427 West Innes Street                              275,990           Owned
Salisbury, North Carolina 28145-1929

106 West Main Street                                47,604           Owned
Rockwell, North Carolina 28138-0068

307 North Center Street                            446,929           Owned
Statesville, North Carolina 28687-0981

1105 East Dixon Boulevard, Suite 3                       0           Leased
Shelby, North Carolina 28152-6839

                                                ----------
            Total Net Book Balance              $4,440,450

      At December 31, 2001, the net book value of the Bank's premises and equipment was $8.6 million, including $2.9 million in land, $5.7 million in buildings and improvements, $2.9 million in furniture and equipment and $2.9 million in accumulated depreciation.

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

ITEM 7. Financial Statements


REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Gaston Federal Bancorp, Inc.


We have audited the accompanying consolidated statements of condition of Gaston Federal Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2001, for the three month period ended December 31, 2000 and for the year ended September 30, 2000. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaston Federal Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the year December 31, 2001, for the three month period ended December 31, 2000 and for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.
-------------------------------------

Gastonia, North Carolina
January 30, 2002

                  GASTON FEDERAL BANCORP, INC. and SUBSIDIARIES

                      Consolidated Statements of Condition

                                                                                         December 31,
                                                                                     2001             2000
                                                                                 -------------    -------------
Assets
Cash and due from banks                                                          $   6,047,576    $   4,156,775
Interest-earning bank balances                                                      14,891,738       22,552,087
                                                                                 -------------    -------------
      Cash and cash equivalents                                                     20,939,314       26,708,862
Investment securities available-for-sale                                            25,945,953       32,822,117
Mortgage-backed and related securities available-for-sale                           25,405,468       22,955,311
Loans, net                                                                         334,321,357      158,820,094
Premises and equipment, net                                                          8,640,146        4,162,815
Accrued interest receivable                                                          1,726,614        1,351,532
Federal Home Loan Bank stock                                                         3,892,700        2,177,300
Deferred income taxes                                                                   73,442          621,945
Real estate owned                                                                    1,469,853               --
Core deposit intangible                                                              2,447,000               --
Goodwill                                                                             6,581,053               --
Other assets                                                                        16,138,228        3,130,212
                                                                                 -------------    -------------
          Total assets                                                           $ 447,581,128    $ 252,750,188
                                                                                 =============    =============

Liabilities and Equity
Deposits                                                                         $ 353,692,314    $ 167,930,845
Advances from borrowers for taxes and insurance                                        515,208          351,456
Accrued interest payable                                                               413,437          754,485
Advances from Federal Home Loan Bank                                                40,500,000       42,500,000
Repurchase agreements                                                                1,556,693          236,630
Deferred compensation                                                                5,609,925          739,857
Other liabilities                                                                    3,663,204          473,504
                                                                                 -------------    -------------
      Total liabilities                                                            405,950,781      212,986,777
Commitments and contingencies
Stockholders' Equity
      Preferred stock, 10,000,000 shares authorized, none issued                            --               --
      Common stock, $1.00 par value, 20,000,000 shares authorized,
          issued and outstanding 4,581,034 in 2001 and in 2000                       4,581,034        4,581,034
      Additional paid-in-capital                                                    16,843,428       16,673,486
      Unallocated common stock held by Employee Stock Ownership Plan                (1,239,831)      (1,352,543)
      Retained earnings, substantially restricted                                   25,105,261       23,930,533
      Accumulated unrealized gain on securities available-for-sale, net of tax       1,116,458          591,418
      Treasury stock of 371,600 and 362,100 shares at cost at 2001 and 2000         (4,776,003)      (4,660,517)
                                                                                 -------------    -------------
          Total stockholders' equity                                                41,630,347       39,763,411
                                                                                 -------------    -------------

          Total liabilities and stockholders' equity                             $ 447,581,128    $ 252,750,188
                                                                                 =============    =============

See notes to consolidated financial statements.

                  GASTON FEDERAL BANCORP, INC. and SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                                        Three Month     Three Month
                                                         Year Ended      Year Ended      Year Ended     Period Ended    Period Ended
                                                        December 31,    December 31,    September 30,   December 31,    December 31,
                                                            2001            2000            2000            2000            1999
                                                        ------------    ------------    ------------    ------------    ------------
                                                                        (Unaudited)                                     (Unaudited)
Interest income
     Loans                                              $ 12,251,432    $ 13,319,877    $ 12,985,629    $  3,436,162    $  3,101,914
     Investment securities                                 2,696,812       2,058,080       2,126,673         560,681         629,274
     Mortgage-backed and related securities                1,434,278       1,455,478       1,302,079         373,169         219,770
                                                        ------------    ------------    ------------    ------------    ------------
        Total interest income                             16,382,522      16,833,435      16,414,381       4,370,012       3,950,958

Interest expense
     Deposits                                              7,372,689       7,296,265       6,968,270       1,997,336       1,669,341
     Borrowed funds                                        2,397,790       2,388,506       2,250,728         600,346         462,568
                                                        ------------    ------------    ------------    ------------    ------------
        Total interest expense                             9,770,479       9,684,771       9,218,998       2,597,682       2,131,909
                                                        ------------    ------------    ------------    ------------    ------------

        Net interest income                                6,612,043       7,148,664       7,195,383       1,772,330       1,819,049

Provision for loan losses                                    120,000          52,500          30,000          30,000           7,500
                                                        ------------    ------------    ------------    ------------    ------------

Net interest income after provision for loan losses        6,492,043       7,096,164       7,165,383       1,742,330       1,811,549

Noninterest income
     Fee income on deposit accounts                        1,812,370         762,255         588,562         302,407         128,714
     Fee income on loan accounts                             459,348         340,663         315,760          95,589          70,686
     Gain on sale of securities                                   --         228,764         224,884           3,880              --
     Gain on sale of other assets                                 --          41,925          31,925          10,000              --
     Commissions on sales of financial products              213,261         763,225         602,877         221,578          61,230
     Dividends on FHLB stock                                 146,908         163,933         156,288          42,416          34,673
     Other income                                            374,111         171,814         147,507          48,877          24,668
                                                        ------------    ------------    ------------    ------------    ------------
        Total noninterest income                           3,005,998       2,472,579       2,067,803         724,747         319,971

Noninterest expense
     Compensation and benefits                             3,849,821       3,724,531       3,642,979         886,173         804,621
     Occupancy                                               733,389         612,110         623,893         142,122         153,905
     Office supplies expense                                 199,301         183,993         157,557          58,425          31,989
     NOW account expense                                     367,008          54,225          55,558          11,842          13,175
     Loss on sale of assets                                    9,537         872,745              --         872,745              --
     Advertising                                             182,093         189,326         197,012          48,210          55,896
     Professional services                                   222,374         242,789         220,664          82,469          60,344
     Data processing                                         331,197         207,939         215,845          48,210          56,116
     Deposit insurance                                        32,972          34,004          49,453           8,302          23,751
     Other                                                 1,164,494         853,666         797,927         240,437         184,698
                                                        ------------    ------------    ------------    ------------    ------------
        Total noninterest expense                          7,092,186       6,975,328       5,960,888       2,398,935       1,384,495
                                                        ------------    ------------    ------------    ------------    ------------

Income before income taxes                                 2,405,855       2,593,415       3,272,298          68,142         747,025
Provision for income taxes                                   701,730         845,780       1,087,430           5,300         246,950
                                                        ------------    ------------    ------------    ------------    ------------

Net income                                              $  1,704,125    $  1,747,635    $  2,184,868    $     62,842    $    500,075
                                                        ============    ============    ============    ============    ============

Earnings per share
     Basic earnings per share                           $       0.42    $       0.43    $       0.53    $       0.02    $       0.12
     Diluted earnings per share                         $       0.42    $       0.43    $       0.53    $       0.02    $       0.12

See notes to consolidated financial statements.

                GASTON FEDERAL BANCORP, INC. and SUBSIDIARIES

           Consolidated Statements of Comprehensive Income

                                                                                                         Three Month    Three Month
                                                              Year Ended    Year Ended    Year Ended     Period Ended   Period Ended
                                                             December 31,  December 31,  September 30,   December 31,   December 31,
                                                                 2001          2000           2000           2000           1999
                                                             -----------   -----------    -----------    -----------    -----------
                                                                           (Unaudited)                                  (Unaudited)
Net income                                                   $ 1,704,125   $ 1,747,635    $ 2,184,868    $    62,842    $   500,075

Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities
       Cumulative effect of a change in
          accounting principle for the adoption
          of the provisions of SFAS No. 133                           --      (367,372)            --       (367,372)            --
       Unrealized holding gains (losses) arising
          during period, net of tax effect of
          $(292,053), $(607,157), $(50,223),
          $(479,743) and $84,610, respectively                   519,206     1,131,008         76,096        852,877       (202,035)
       Reclassification adjustment for losses (gains)
          included in net income, net of tax effect of
          $(3,281), $82,355, $80,958,
          $1,397 and $0, respectively                              5,834      (146,409)      (143,926)        (2,483)            --
                                                             -----------   -----------    -----------    -----------    -----------
       Other comprehensive income                                525,040       617,227        (67,830)       483,022       (202,035)

Comprehensive income                                         $ 2,229,165   $ 2,364,862    $ 2,117,038    $   545,864    $   298,040
                                                             ===========   ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                  GASTON FEDERAL BANCORP, INC. and SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                                                                                                                    Retained
                                                                                    Additional    Unallocated       Earnings
                                                       Preferred        Common        Paid-In     Common Stock    Substantially
                                                         Stock          Stock         Capital     Held by ESOP     Restricted
                                                     ------------   ------------   ------------   ------------    ------------
Balance, September 30, 1999                          $       --     $  4,581,034   $ 16,650,944   $ (1,493,434)     22,653,309

Comprehensive results:
     Net income                                              --             --             --             --         2,184,868
     Other comprehensive results, net of tax                 --             --             --             --              --
Allocation from shares purchased with loan to ESOP           --             --           11,271        112,713            --
Cash dividends declared on common stock                      --             --             --             --          (861,809)
Repurchase of common stock                                   --             --             --             --              --
                                                     ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2000                                  --        4,581,034   $ 16,662,215     (1,380,721)     23,976,368

Comprehensive results:
     Net income                                              --             --             --             --            62,842
     Other comprehensive results, net of tax                 --             --             --             --              --
Allocation from shares purchased with loan to ESOP           --             --           11,271         28,178            --
Cash dividends declared on common stock                      --             --             --             --          (108,677)
                                                     ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2000                                   --        4,581,034   $ 16,673,486     (1,352,543)     23,930,533

Comprehensive results:
     Net income                                              --             --             --             --         1,704,125
     Other comprehensive results, net of tax                 --             --             --             --              --
Allocation from shares purchased with loan to ESOP           --             --          169,942        112,712            --
Cash dividends declared on common stock                      --             --             --             --          (529,397)
Repurchase of common stock                                   --             --             --             --              --
                                                     ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2001                           $       --     $  4,581,034   $ 16,843,428   $ (1,239,831)     25,105,261
                                                     ============   ============   ============   ============    ============

                                                     Accumulated
                                                      Unrealized                        Total
                                                    Gains(Losses),    Treasury       Stockholders'
                                                      net of tax        Stock           Equity
                                                     ------------    ------------    ------------
Balance, September 30, 1999                          $    176,226    $ (2,859,489)   $ 39,708,590

Comprehensive results:
     Net income                                              --              --         2,184,868
     Other comprehensive results, net of tax              (67,830)           --           (67,830)
Allocation from shares purchased with loan to ESOP           --              --           123,984
Cash dividends declared on common stock                      --              --          (861,809)
Repurchase of common stock                                   --        (1,801,028)     (1,801,028)
                                                     ------------    ------------    ------------

Balance, September 30, 2000                               108,396      (4,660,517)     39,286,775

Comprehensive results:
     Net income                                              --              --            62,842
     Other comprehensive results, net of tax              483,022            --           483,022
Allocation from shares purchased with loan to ESOP           --              --            39,449
Cash dividends declared on common stock                      --              --          (108,677)
                                                     ------------    ------------    ------------

Balance, December 31, 2000                                591,418      (4,660,517)     39,763,411

Comprehensive results:
     Net income                                              --              --         1,704,125
     Other comprehensive results, net of tax              525,040            --           525,040
Allocation from shares purchased with loan to ESOP           --              --           282,654
Cash dividends declared on common stock                      --              --          (529,397)
Repurchase of common stock                                   --          (115,486)       (115,486)
                                                     ------------    ------------    ------------

Balance, December 31, 2001                           $  1,116,458    $ (4,776,003)   $ 41,630,347
                                                     ============    ============    ============

See notes to consolidated financial statements.

                  GASTON FEDERAL BANCORP, INC. and SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                        Three Month     Three Month
                                                        Year Ended      Year Ended     Year Ended      Period Ended    Period Ended
                                                       December 31,    December 31,   September 30,    December 31,    December 31,
                                                           2001            2000            2000            2000            1999
                                                      -------------   -------------   -------------   -------------   -------------
                                                                       (Unaudited)                                     (Unaudited)
Operating Activities
 Net Income                                           $   1,704,125   $   1,747,635   $   2,184,868   $      62,842   $     500,075
 Adjustments to reconcile net income to net cash
 provided by operating activities
  Provision for loan losses                                 120,000          52,500          30,000          30,000           7,500
  Depreciation                                              359,971         385,965         400,037          81,466          95,538
  Deferred income tax (benefit)                             (46,000)       (112,100)       (117,000)        (21,700)        (26,600)
  (Gain) on sale of investments available-for-sale            9,115        (228,764)       (224,884)         (3,880)           --
  (Gain) on sale of other assets                                422         (41,925)        (31,925)        (10,000)           --
  Loss on sale of loans                                        --           872,745            --           872,745            --
  Deferred loan origination fees                           (228,188)          2,733         (60,258)        (11,872)        (74,863)
  Allocation of shares to the ESOP                          282,654         124,011         123,984          39,449          39,422
  (Increase) decrease in interest receivable                394,864        (327,332)       (137,224)         30,073         220,181
  Net (increase) decrease in other operating assets      (1,041,213)     (1,448,300)       (954,027)       (189,488)        304,785
                                                      -------------   -------------   -------------   -------------   -------------
   Net cash provided by operating activities              1,555,750       1,027,168       1,213,571         879,635       1,066,038

Investing Activities
Net (increase) in loans made to customers                (4,865,741)     (7,949,710)     (8,898,383)       (906,289)     (1,854,962)
Proceeds from the sale of loans                                --        18,168,538          10,000      18,158,538            --
Proceeds from the sale of premises
 and equipment                                              196,131          10,000            --            10,000            --
Proceeds from the sale of investments
 available-for-sale                                            --         5,256,594       2,256,594       3,000,000            --
Proceeds from the sale of mortgage-backed
 and related securities                                   1,256,834         594,581         594,581            --              --
Maturities and prepayments of investment
 securities                                              12,821,204       2,341,686       2,963,600       1,234,315       1,856,229
Maturities and prepayments of mortgage-backed
 and related securities                                   7,899,220       3,403,113       3,774,271         755,421       1,126,579
Purchases of investment securities                       (5,420,000)     (8,100,000)     (9,350,000)     (3,500,000)     (4,750,000)
Purchases of mortgage-backed and related
 securities                                              (9,041,182)     (8,087,856)     (4,149,204)     (3,938,652)           --
Purchases of FHLB stock                                        --          (402,300)       (402,300)           --              --
Acquisition of Innes Street Financial, net of cash
 acquired                                               (19,174,273)           --              --              --              --
Purchases of premises and equipment                      (1,244,290)     (1,628,035)     (1,720,029)       (421,207)       (513,201)
                                                      -------------   -------------   -------------   -------------   -------------
   Net cash provided by (used for)
    investing activities                                (17,572,097)      3,606,611     (14,920,870)     14,392,126      (4,135,355)

Financing Activities
Net increase (decrease) in deposits                      10,411,725       9,328,038       1,926,736       6,579,331        (821,971)
Dividends to stockholders                                  (529,397)       (729,507)       (861,809)       (108,677)       (240,978)
Repurchase of common stock                                 (115,486)       (897,250)     (1,801,028)           --          (903,778)
Advances from  FHLB                                       5,000,000      10,000,000      15,000,000       5,000,000      10,000,000
Repayments of advances from FHLB                         (5,679,941)     (3,000,000)    (10,500,000)     (2,500,000)    (10,000,000)
Increase (decrease) in repurchase agreements              1,320,063         236,630         605,500        (368,870)           --
Increase (decrease) in advances from
 borrowers for insurance and taxes                         (160,165)        (60,161)        310,099        (719,499)       (349,240)
                                                      -------------   -------------   -------------   -------------   -------------
   Net cash provided by financing activities             10,246,799      14,877,750       4,679,498       7,882,285      (2,315,967)

Net increase (decrease) in cash and cash equivalents     (5,769,548)     19,511,529      (9,027,801)     23,154,046      (5,385,284)
Cash and cash equivalents at the beginning of the year   26,708,862       7,197,333      12,582,617       3,554,816      12,582,617
                                                      -------------   -------------   -------------   -------------   -------------
Cash and cash equivalents at the end of the year      $  20,939,314   $  26,708,862   $   3,554,816   $  26,708,862   $   7,197,333
                                                      =============   =============   =============   =============   =============

See notes to consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies

Gaston Federal Bancorp, Inc. (the Company) is a stock holding company whose activities are primarily limited to holding the stock of Gaston Federal Bank (the Bank). The Bank is a community-oriented federal stock savings bank engaged primarily in the business of offering deposits to customers through its branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential, commercial and consumer loans. The Bank's wholly-owned subsidiary, Gaston Financial Services, Inc. (doing business as Gaston Federal Investment Services) acts as an independent agent selling various financial products. Gaston Federal Holdings, MHC, a federal mutual holding company, owns 58% of the Company's outstanding shares of common stock.

On December 31, 2001, Gaston Federal Bancorp, Inc. completed its acquisition of Innes Street Financial Corporation and its wholly-owned subsidiary, Citizens Bank, Inc. As part of the acquisition, Innes Street's stockholders received $18.50 per share for each of Innes Street's common stock issued and outstanding. The aggregate purchase price for the transaction was approximately $38 million. The transaction was accounted for using the purchase method. See Note 2 for additional information. Subsequent to the merger, the banking entity will be named Citizens South Bank. Also, subsequent to the merger, the Bank's wholly owned subsidiary would be known as Citizen's South Financial Services, Inc. (doing business as Citizens South Investment Services).

During the three-month period ended December 31, 2000, the Company's Board of Directors adopted a resolution to change the Company's fiscal year-end from September 30th to December 31st effective October 1, 2000.

The accounting and reporting policies of Gaston Federal Bancorp, Inc. and its subsidiaries follow accounting principles generally accepted in the United States of America and policies within the financial services industry. The following is a summary of the more significant policies.

Principles of Consolidation - The consolidated financial statements include the accounts of Gaston Federal Bancorp, Inc. (the Company), its wholly-owned subsidiary, Gaston Federal Bank (the Bank), and the Bank's wholly-owned subsidiary, Gaston Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates - The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers cash on hand, cash due from banks, which are maintained in financial institutions, and interest-earning deposits, which are maintained with the Federal Home Loan Bank (FHLB), as cash and cash equivalents.

Securities - Management determines the appropriate classification of securities at the time of purchase.

Securities classified as available-for-sale are carried at fair value. Such securities are used to execute asset/liability management strategies and to manage liquidity. Adjustments for unrealized gains or losses, net of related income tax effect, are recorded as an addition or deduction from equity in the form of other comprehensive results.

The Company has no securities classified as held-to-maturity.

Amortization of premiums and accretion of discounts are included in interest income over the life of the related security, or in the case of mortgage-backed and related securities, the estimated life of the security. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

Loans and Allowance for Loan Losses - Loans are carried at their principal amount outstanding. Income on loans is accrued based upon the outstanding principal balance. Generally, loans are classified as nonaccrual, and the accrual of interest is discontinued, when the contractual payment of principal and interest has become 90 days past due or when, in management's judgment, principal or interest is not collectible in accordance with the terms of the obligation. Cash receipts on nonaccrual loans are applied to principal. The accrual of interest resumes when the loan returns to performing status.

The allowance for loan losses is maintained at a level believed by management to be adequate to absorb losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other risks inherent in the portfolio. Loans are charged to the allowance at the time they are determined to be losses. Subsequent recoveries are credited to the allowance.

Concentrations of Credit Risk - The Company makes loans to individuals and small businesses primarily in Gaston, Rowan, and Iredell Counties, North Carolina and surrounding counties. The Company has a diversified loan portfolio, and the borrowers' ability to repay their loans is not dependent upon any specific economic segment.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives of the assets (from 3 to 30 years) primarily by the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the lease term.

Other Real Estate Owned - Other real estate owned is comprised of real estate properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value less estimated costs to sell at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required to the carrying value of these properties are charged to noninterest expenses. Gains and losses realized from the sale of other real estate owned are included in noninterest income.

Loan Origination Fees - Origination fees received and direct costs incurred are amortized to interest income over the contractual lives of the loans, using the level yield method.

Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Amounts provided for deferred income taxes relate primarily to differences between tax and financial reporting for unrealized gains and losses on securities available-for-sale, allowances for loan losses, depreciation, and deferred compensation.

Advertising - Advertising costs are expensed as incurred.

Reclassifications - Certain of the prior year amounts have been reclassified to conform to current year presentation; such reclassifications are immaterial to the financial statements.

Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as net income, as currently reported, as well as unrealized gains and losses on assets available for sale and certain other items not currently included in the income statement. The disclosure requirements of SFAS No. 130 have been included in the Consolidated Statements of Comprehensive Income.

Operating Segments - SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments. This statement also establishes standards for related disclosures about products, services, geographic areas and major customers. In adopting SFAS No. 131, the Company has determined that, using the definitions contained in the statement, all of its activities constitute only one reportable operating segment.

Accounting for Derivatives - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting requirements for derivative instruments, including derivative instruments embedded in other contracts. The Company adopted the provisions of this statement effective October 1, 2000. In connection with the adoption of the provisions of SFAS No. 133, the Company transferred all securities previously designated as held-to-maturity at September 30, 2000, into the available-for-sale category. The transfer was accounted for at the fair values of the securities at September 30, 2000. The effect of the transfer was to decrease carrying values of these securities by approximately $603,000 and increase the deferred tax assets by approximately $236,000. The unrealized holding loss on the transferred securities, net of tax, of approximately $367,000 is reported in accumulated other comprehensive income as the cumulative effect of an accounting change.

Business Combinations - SFAS No. 141, Business Combinations, establishes standards for the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The provisions of this statement apply to business combinations initiated after June 30, 2001. All business combinations are to be accounted for using the purchase method. The reporting and disclosure requirements of SFAS No. 141 have been included in the financial statements.

Impact of Recently Issued Accounting Standards - SFAS No. 142, Goodwill and Other Intangible Assets, was issued in June 2001 and establishes standards for the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The

Company expects to adopt the provisions of SFAS No. 142 effective January 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, was issued in August 2001 and supersedes SFAS No. 121. SFAS No. 144 establishes standards for the financial accounting and reporting requirements for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company expects that adopting the provisions of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

Note 2 - Business Combination

On December 31, 2001, the Company acquired 100% of the outstanding shares of common stock of Innes Street Financial Corporation and its wholly owned subsidiary, Citizens Bank. Accordingly, the results of operations of Innes Street Financial Corporation have not been included in the consolidated financial statements of the Company since the acquisition occurred at the close of business, December 31, 2001.

As part of the acquisition, Innes Street's stockholders received $18.50 per share for each share of Innes Street's common stock issued and outstanding. The aggregate purchase price for the transaction was approximately $38 million.

Innes Street Financial Corporation and its subsidiary have served the Salisbury, North Carolina area for over ninety years by providing this community and surrounding counties with general banking services. As a result of the acquisition, the Company will expand its market reach and provide its banking products in new markets in North Carolina that it had previously not been servicing. The Company also expects to reduce costs through economies of scale.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                  December 31, 2001
                                                  -----------------

Cash and cash equivalents                            $  6,793,000
Investment securities                                   2,600,000
Loans, net                                            170,527,000
Premises and equipment                                  3,801,000
Intangible assets                                       2,872,000
Goodwill                                                6,581,000
Other assets                                           28,616,000
                                                     ------------
        Total assets acquired                         221,790,000

Deposits                                              175,350,000
Other liabilities                                       8,503,000
                                                     ------------
        Total liabilities assumed                     183,853,000
                                                     ------------

Net assets acquired                                  $ 37,937,000
                                                     ============

Of the $2,872,000 of intangible assets, $2,447,000 was assigned to core deposit premium, which is being amortized over a 7-year life on an accelerated basis. The remaining intangibles relate to mortgage servicing rights. Goodwill of $6,581,000 represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, none of which is deductible for income tax purposes.

The following summarizes the results of operations as though the acquisition of Innes Street Financial Corporation had occurred at the beginning of each period.

                                                    Year Ended December 31,
                                                 -------------------------------
                                                     2001              2000
                                                 ------------      ------------
               Interest income                   $ 29,872,000      $ 29,287,000

Interest expense                                  (18,106,000)      (16,948,000)
                                                 ------------      ------------
            Net interest income                    11,766,000        12,339,000

Provision for loan losses                            (146,000)          (53,000)
                                                 ------------      ------------

    Net interest income after provision            11,620,000        12,286,000

Noninterest income                                  3,143,000         2,832,000

Noninterest expense                               (10,531,000)      (10,760,000)
                                                 ------------      ------------

Income before income taxes                          4,232,000         4,358,000

Provision for income taxes                          1,431,000         1,511,000
                                                 ------------      ------------

Net income                                       $  2,801,000      $  2,847,000
                                                 ============      ============

         Basic earnings per share                $       0.69      $       0.70

Diluted earnings per share                       $       0.68      $       0.70

Note 3 - Investment Securities

The aggregate book and fair values, as well as gross unrealized gains and losses, of investment securities as of December 31 were as follows:

                                                                                        December 31, 2001
                                                                    ----------------------------------------------------------
                                                                       Book         Unrealized     Unrealized        Fair
                                                                       Value           Gains         Losses          Value
                                                                    ----------------------------------------------------------
Investment securities Available for Sale
U.S. Treasury and other agencies                                    $ 11,901,559   $    202,013   $         --    $ 12,103,572
Municipals                                                             6,205,365         44,441       (137,541)      6,112,265
FHLMC stock                                                               19,200      1,258,752             --       1,277,952
Corporate Bonds                                                        4,020,137        141,198             --       4,161,335
Other equity securities                                                2,247,838        108,010        (65,019)      2,290,829
                                                                    ------------   ------------   ------------    ------------

Total available-for-sale                                            $ 24,394,099   $  1,754,414   $   (202,560)   $ 25,945,953
                                                                    ============   ============   ============    ============

                                                                                        December 31, 2001
                                                                    ----------------------------------------------------------
                                                                       Book         Unrealized     Unrealized        Fair
                                                                       Value           Gains         Losses          Value
                                                                    ----------------------------------------------------------
Mortgage-backed and related securities Available-for-Sale
FNMA                                                                $  3,367,936   $     42,568   $         --    $  3,410,504
GNMA                                                                  11,041,992        101,284         (4,430)     11,138,846
SBA's                                                                  2,102,705             --        (18,296)      2,084,409
FHLMC                                                                  8,735,995         52,810        (17,096)      8,771,709
                                                                    ------------   ------------   ------------    ------------
     Total mortgage-backed and
     Related securities                                             $ 25,248,628   $    196,662   $    (39,822)   $ 25,405,468
                                                                    ============   ============   ============    ============

                                                                                    December 31, 2000
                                                                ----------------------------------------------------------
                                                                    Book        Unrealized     Unrealized         Fair
                                                                    Value          Gains         Losses           Value
                                                                ----------------------------------------------------------
Investment securities Available-for-Sale
U.S. Treasury and other agencies                                $ 22,203,716   $         --   $    (92,068)   $ 22,111,648
Municipals                                                         6,216,367             --       (179,225)      6,037,142
Corporate bonds                                                    3,001,313         37,259             --       3,038,572
FHLMC stock                                                           19,200      1,303,200             --       1,322,400
Other equity securities                                              242,917         69,438             --         312,355
                                                                ------------   ------------   ------------    ------------

Total available-for-sale                                        $ 31,683,513   $  1,409,897   $   (271,293)   $ 32,822,117
                                                                ============   ============   ============    ============

Mortgage-backed and related securities Available-for-Sale
FHLMC                                                              5,240,948             --        (43,747)      5,197,201
FNMA                                                               2,829,225             --        (37,214)      2,792,011
GNMA                                                              11,230,765             --        (67,393)     11,163,372
SBA's                                                              3,904,657             --       (101,930)      3,802,727
                                                                ------------   ------------   ------------    ------------
     Total mortgage-backed and
     Related securities                                         $ 23,205,595   $         --   $   (250,284)   $ 22,955,311
                                                                ============   ============   ============    ============

The book value and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      December 31, 2001
                                                 ---------------------------
                                                     Book           Fair
                                                     Value          Value
                                                 ---------------------------
Available-for-Sale
Due in one year or less                          $  2,068,194   $  3,328,793
Due after one year through five years               9,341,118      9,633,130
Due after five years through ten years              8,281,037      8,348,041
Due after ten years                                 2,455,912      2,345,160
Equities                                            2,247,838      2,290,829
                                                 ------------   ------------
                                                 $ 24,394,099   $ 25,945,953
                                                 ============   ============
Mortgage-backed and related securities           $ 25,248,628   $ 25,405,468
                                                 ============   ============

Gross realized gains on the sale of securities available for sale were $0, $228,764, $3,880, $256,331 and $0 for the year ended December 31, 2001, the year ended December 31, 2000, the three month period ended December 31, 2000, the year ended September 30, 2000 and the three month period ended December 31, 1999, respectively. Gross realized losses on the sale of securities available for sale were $9,115, $0, $0, $31,447 and $0 for the year ended December 31, 2001, the year ended December 31, 2000, the three month period ended December 31, 2000, the year ended September 30, 2000 and the three month period ended December 31, 1999, respectively. After-tax net gains (losses) on the sale of securities were $(5,834), $146,409, $2,483, $143,926 and $0 for the year ended
December 31, 2001, the year ended December 31, 2000, the three month period ended December 31, 2000, the year ended September 30, 2000 and the three month period ended December 31, 1999, respectively.

Investment securities having a carrying amount of approximately $11,292,466 have been pledged as collateral to secure public deposits at December 31, 2001. Investment securities having a carrying amount of $2,500,000 have been pledged as collateral for repurchase agreements at December 31, 2001.

Note 4 - Loans and Allowance for Loan Losses

The following is a summary of loans outstanding by category at December 31:

                                                      2001              2000
                                                  ------------------------------
Real estate:

     One-to-four family residential               $196,571,503      $109,907,058

     Multi-family residential                        8,696,209         2,002,604

     Commercial mortgage                            21,745,219         5,381,428

     Construction                                   16,525,140         9,596,605

     Land                                            6,798,302           809,020

Commercial                                          27,622,027        19,568,881

Consumer                                            64,882,124        18,183,788
                                                  ------------      ------------

Gross loans                                        342,840,524       165,449,384

Less:

     Loans in process                                5,305,894         4,757,589

     Deferred loan fees, net                            77,215           305,403

     Allowance for loan losses                       3,136,058         1,566,298
                                                  ------------      ------------
Net loans                                         $334,321,357      $158,820,094
                                                  ============      ============

The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis. Commercial loans individually evaluated and considered impaired under SFAS No. 114 at December 31, 2001 and 2000 were immaterial.

Changes in the allowance for loan losses for the year ended December 31, 2001, the year ended December 31, 2000, the year ended September 30, 2000,the three month period ended December 31, 2000 and the three month period ended December 31, 1999 were as follows:

                                                                                                       Three Month      Three Month
                                                         Year Ended      Year Ended      Year Ended    Period Ended     Period Ended
                                                          December        December       September       December         December
                                                            2001            2000            2000            2000            1999
                                                        -----------     -----------     -----------     -----------     -----------
Balance at beginning of year                            $ 1,566,298     $ 1,516,905     $ 1,509,465     $ 1,536,505     $ 1,509,465

Reserve acquired in acquisition                           1,553,099              --              --              --              --

Provision for loan losses                                   120,000          52,500          30,000          30,000           7,500

Recoveries on loans previously charged off                      942             732             394             244             273

Loans charged off                                          (104,282)         (3,839)         (3,354)           (451)           (333)
                                                        -----------     -----------     -----------     -----------     -----------

Balance at end of year                                  $ 3,136,058     $ 1,566,298     $ 1,536,505     $ 1,566,298     $ 1,516,905
                                                        ===========     ===========     ===========     ===========     ===========

Directors, executive officers, and associates of such persons were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate amount of these loans $2,542,000 and $2,831,000 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, new loans of $982,000 were made and payments totaled $1,271,000. During the three month period ended December 31, 2000, new loans of $429,000 were made and payments totaled $115,000. The aggregate amount of these loans was $2,517,362 at September 30, 2000. During the year ended September 30, 2000, new loans of $853,313 were made and payments totaled $409,041.

As part of the Bank's interest rate risk management, in November 2000, the Bank sold 157 fixed-rate mortgage loans with a book value of $18,202,227 with servicing released. These fixed-rate mortgage loans had a weighted average coupon of 6.3% and a weighted average maturity of 153 months. The Company recognized a pre-tax loss of $872,745 on this sale.

During the year ended September 30, 2000, the Bank sold one loan with a book value of $9,457 at a gain of $543. The Bank held no loans for sale at December 31, 2001 and 2000.

Note 5 - Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

                                                        2001            2000
                                                    ----------------------------

Land                                                $  2,851,955    $  1,154,353
Buildings                                              5,637,149       3,105,629
Land Improvements                                        110,715         110,715
Furniture and equipment                                2,911,165       2,302,985
                                                    ------------    ------------
                                                      11,510,984       6,673,682

Less: accumulated depreciation                         2,870,838       2,510,867
                                                    ------------    ------------
                                                    $  8,640,146    $  4,162,815
                                                    ============    ============

Note 6 - Deposits

Deposit balances and interest expense and average rates paid for the year ended December 31, 2001, the three month period ended December 31, 2000 and the year ended September 30 are summarized as follows:

                                           December 31,                             December 31,
                                               2001                                     2000
                            --------------------------------------   --------------------------------------
                               Actual        Interest      Average      Actual        Interest      Average
                              Balance        Expense        Rate       Balance        Expense        Rate
                            ------------   ------------    ------    ------------   ------------    ------
Noninterest bearing         $  7,952,755   $         --        --    $  7,096,258   $         --        --
Interest bearing checking     25,329,824        186,098       1.2%     14,562,151         58,383       1.1%
Money market deposit          29,489,123        459,947       2.7%     14,689,852        135,164       3.6%
Savings                       44,011,250        398,268       2.1%     17,922,242        133,064       2.9%
Certificates of deposit      246,909,362      6,328,376       5.4%    113,660,342      1,670,725       6.1%
                            ------------   ------------    ------    ------------   ------------    ------
                            $353,692,314   $  7,372,689       4.2%   $167,930,845   $  1,997,336       4.7%
                            ============   ============    ======    ============   ============    ======

                                           September 30,
                                               2000
                            --------------------------------------
                               Actual        Interest      Average
                              Balance        Expense        Rate
                            ------------   ------------    ------
Noninterest bearing         $  5,272,347   $         --        --
Interest bearing checking     14,008,668        225,549       1.1%
Money market deposit          14,908,946        452,410       3.2%
Savings                       19,188,828        692,521       3.1%
Certificates of deposit      107,972,725      5,597,790       5.4%
                            ------------   ------------    ------
                            $161,351,514   $  6,968,270       4.3%
                            ============   ============    ======

Contractual maturities of certificates of deposit as of December 31, 2001 are as follows:


Under 1 year                                 $   221,439,430
1 to 2 years                                      20,096,176
2 to 3 years                                       5,194,589
3 to 4 years                                         179,167
                                             ---------------
                                             $   246,909,362
                                             ===============

Certificates of deposit in excess of $100,000 totaled $51,043,952 and $24,926,202 at December 31, 2001 and 2000, respectively, and may not be fully insured by the FDIC. Interest paid on deposits and other borrowings was $10,167,219 for the year ended December 31, 2001, $2,690,090 for the three month period ended December 31, 2000 and $8,921,888 for the year ended September 30, 2000, respectively.

Directors, executive officers, and associates of such persons were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $1,693,000 and $1,613,000 at December 31, 2001 and 2000, respectively.

The deposits of the Bank are insured by the Savings Association Insurance Fund
(SAIF), one of two funds administered by the FDIC. The Bank's annual SAIF premium rates were $.0204 per $100 of deposits for the year ended December 31, 2001, the three month period ended December 31, 2000 and the year ended September 30, 2000.

Note 7 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta are pursuant to lines of credit and are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. Advances had interest rates ranging from 3.59% to 6.60% at December 31, 2001 and 4.69% to 6.60% at December 31, 2000. The total amount available on the line of credit is 20% of total assets of the Bank. The unused portion of the line of credit available to the Company at December 31, 2001 was approximately $49,000,000.

Maturities of advances at December 31 are as follows:

                                             2001                 2000
                                        --------------       --------------
Advances from FHLB due:
      Less than 1 year                  $           --       $           --
      1 to 2 years                           6,500,000                   --
      2 to 3 years                           5,000,000            6,500,000
      3 to 4 years                           7,000,000            7,000,000
      4 to 5 years                                  --            7,000,000
      5 to 10 years                         22,000,000           22,000,000
      After 10 years                                --                   --
                                        --------------       --------------
                                        $   40,500,000       $   42,500,000
                                        ==============       ==============

Interest rates on certain convertible advances may be reset on certain dates at the option of the Federal Home Loan Bank in accordance with the terms of the note. The Bank has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating rate at the time the advance is called by the Federal Home Loan Bank. The Bank currently has one $5.0 million advance that will become callable quarterly beginning January 2002 until it matures in January 2005. The Bank also has six other advances that have a one-time call option. Interest rates on $2.0 million may reset in 2002, $8.0 million may reset in 2003, $8.0 million may reset in 2004, and $5.0 million may reset in 2005.

Note 8 - Income Taxes

The provision for income taxes is summarized below:

                                                                                           Three Month      Three Month
                                         Year Ended       Year Ended       Year Ended      Period Ended     Period Ended
                                          December         December        September         December         December
                                            2001             2000             2000             2000             1999
                                        ------------     ------------     ------------     ------------     ------------
Currently payable

     Federal                            $    734,730     $    869,480     $  1,100,430     $     19,000     $    249,950

     State                                    13,000           88,400          104,000            8,000           23,600

                                        ------------     ------------     ------------     ------------     ------------
                                             747,730          957,880        1,204,430           27,000          273,550

Deferred

     Federal                                 (37,000)         (71,400)         (76,000)         (12,700)         (17,300)

     State                                    (9,000)         (40,700)         (41,000)          (9,000)          (9,300)
                                        ------------     ------------     ------------     ------------     ------------

                                             (46,000)        (112,100)        (117,000)         (21,700)         (26,600)
                                        ------------     ------------     ------------     ------------     ------------

     Total income taxes                 $    701,730     $    845,780     $  1,087,430     $      5,300     $    246,950
                                        ============     ============     ============     ============     ============

The reasons for the difference between consolidated income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows:

                                                                                                     Three Month      Three Month
                                                  Year Ended       Year Ended       Year Ended      Period Ended     Period Ended
                                                   December         December        September         December         December
                                                     2001             2000             2000             2000             1999
                                                 ------------     ------------     ------------     ------------     ------------
Federal income taxes at statutory rate           $    818,000     $    882,000     $  1,113,000     $     23,000     $    254,000

State income taxes, net of federal benefit             (2,000)          32,000           42,000           (1,000)           9,000

Effect of federal tax exempt interest                 (91,000)         (97,000)         (92,000)         (23,000)         (18,000)

Other                                                 (23,270)          28,780           24,430            6,300            1,950
                                                 ------------     ------------     ------------     ------------     ------------

                                                 $    701,730     $    845,780     $  1,087,430            5,300          246,950
                                                 ============     ============     ============     ============     ============

Effective tax rate                                       29.2%            32.6%            33.2%             7.8%            33.1%
                                                 ============     ============     ============     ============     ============

Income taxes payable (receivable) are included in other liabilities and were ($551,338) and $60,000 at December 31, 2001 and 2000, respectively. Income taxes paid for the year ended December 31, 2001, the three month period ended December 31, 2000 and the year ended September 30, 2000 were $936,000, $97,000, and $1,176,000, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                   2001               2000
                                                               ------------------------------
Deferred tax assets
     Deferred compensation                                     $ 1,436,944        $   289,432
     Allowance for loan losses                                   1,261,435            451,806
     Excess carrying value of liabilities
        assumed for financial reporting
        purposes over tax basis                                    513,000                 --
     Other                                                          95,155            246,163
                                                               -----------        -----------
            Gross deferred tax assets                            3,306,834            987,401

Deferred tax liabilities
     Excess carrying value of assets acquired
        for financial reporting purposes over
        tax basis                                                2,011,294                 --
     Deferred loan fees                                            299,001                 --
     Unrealized gain on securities
        Available-for-sale                                         683,202            365,456
     Other                                                         239,895                 --
                                                               -----------        -----------
            Gross deferred tax liabilities                       3,233,392            365,456
                                                               -----------        -----------
            Net deferred tax asset                             $    73,442        $   621,945
                                                               ===========        ===========

The Company, in accordance with SFAS No. 109, did not record a deferred tax liability of approximately $3,140,000 as of December 31, 2001 related to the cumulative special bad debt deduction for savings and loan associations recognized for income tax reporting prior to September 30, 1988, Gaston Federal's base year.

Management believes that the Company will fully realize deferred tax assets based on future taxable temporary differences, refundable income taxes from carryback years, and current levels of operating income.

Note 9 - Commitments to Extend Credit

Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit as of December 31 are as follows:

                                                     2001              2000
                                                 -----------------------------
Mortgage loan commitments                        $ 2,198,430       $   368,000

Commercial loan commitments                        6,314,773         3,905,000

Consumer loan commitments                            251,000            68,000

Unused lines of credit

     Commercial                                   12,275,000        11,078,000

     Consumer                                     41,211,000        20,437,000

Mortgage loan commitments at December 31, 2001 are at fixed rates ranging from 5.25% to 6.375%. Commercial loan commitments either have fixed rates ranging from 4.75% to 8.00% or variable rates ranging from the Bank's prime rate (4.75% at December 31, 2001) plus 0% to 1%. Commitment periods are typically 60 days.

Note 10 - Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain commitments as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.

The Bank is required to maintain: tangible capital of at least 1.5% of adjusted total assets; core capital of at least 4.0% of adjusted total assets; and total capital of at least 8.0% of risk weighted assets. At December 31, 2001, the Bank's tangible capital and core capital were both $26,922,000 or 6.17% of tangible assets, and total capital was $30,616,000 or 10.25% of risk-weighted assets. The Company's primary regulator, the Office of Thrift Supervision, informed the Bank that it was in the well-capitalized category as of the most recent regulatory examination, and management is not aware of any events that have occurred since that would have changed its classification.

                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                                    For Capital           Prompt Corrective
                                                            Actual               Adequacy Purposes        Action Provisions
                                                      ------------------        -------------------       ------------------
                                                      Amount       Ratio        Amount        Ratio       Amount       Ratio
                                                      -------      -----        -------       -----       -------      -----
                                                    (dollars in thousands)    (dollars in thousands)    (dollars in thousands)
As of December 31, 2001
      Total Risk-Based Capital
            (to Risk-Weighted Assets)                 $30,616      10.25%       $23,892       8.00%       $29,865      10.00%
      Tier 1 Capital
            (to Risk-Weighted Assets)                  26,922       9.01%        11,946       4.00%        17,919       6.00%
      Tier 1 Capital
            (to Adjusted Total Assets)                 26,922       6.17%        17,440       4.00%        21,800       5.00%
      Tangible Capital
            (to Adjusted Total Assets)                 26,922       6.17%         6,540       1.50%        13,080       3.00%

As of December 31, 2000
      Total Risk-Based Capital
            (to Risk-Weighted Assets)                 $38,069      25.48%       $11,952       8.00%       $14,940      10.00%
      Tier 1 Capital
            (to Risk-Weighted Assets)                  35,917      24.04%         5,976       4.00%         8,964       6.00%
      Tier 1 Capital
            (to Adjusted Total Assets)                 35,917      14.29%        10,078       4.00%        12,598       5.00%
      Tangible Capital
            (to Adjusted Total Assets)                 35,917      14.29%         3,779       1.50%         7,559       3.00%

Note 11 - Employee Benefit Plans

The Bank provides supplemental benefits to substantially all employees through a 401(k) savings plan. Eligible participants may contribute up to 15% of base salary, with the Bank providing matching contributions of 50% of employee contributions up to 6% of compensation. The plan also provides for discretionary employer contributions. Total expense relating to this plan was $62,314 for the year ended December 31, 2001, $141,357 for the year ended December 31, 2000, $58,678 for the year ended September 30, 2000, $15,565 for the three month period ended December 31, 2000 and $13,815 for the three month period ended December 31, 1999.

The Bank also maintains nonqualified deferred compensation and/or supplemental retirement plans for certain of its directors. During 2001, the Bank added a similar plan for certain executive employees. Total expense for the plans was $300,199 for the year ended December 31, 2001, $86,470 for the year ended December 31, 2000, and $175,288 for the year ended September 30, 2000, $28,662 for the three month period ended December 31, 2000, and $18,481 for the three month period ended December 31, 1999.

Citizens Bank maintained non-qualified deferred compensation plans for key employees and directors: a diversified and a non-diversified plan. These plans have been adopted by Gaston Federal Bank. The eligible employees may defer a portion of their compensation and the directors may defer a portion of their directors' fees. The deferred assets are maintained in rabbi trusts, which are included in Other Assets of the Company. The deferred compensation amounts directed to the diversified plans are included in Other Liabilities in the consolidated balance sheets. The assets are accounted for at market value in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, with the resulting gains or losses in value recorded as an adjustment to the fair value of the deferred compensation obligation.

On July 1, 2000, the Company terminated its participation in the Financial Institutions Retirement Fund, a multiemployer, qualified, noncontributory defined benefit pension plan that covered substantially all employees of the Bank meeting certain age and service requirements. As a result of the termination, plan participants who had accumulated a balance in the plan of less than $3,500 or who were 55 years of age or greater on the termination date received a lump sum payment equal to their balance accumulated in the plan. The balances of those plan participants who had accumulated an amount of $3,500 or greater in the plan and who were less than 55 years of age on the termination date remain in the plan until those participants reach the age of 55 years.

The plan requires employers to fund amounts necessary to meet ERISA minimum funding requirements. Total expense relating to this plan was $85,419 in the year ended September 30, 2000 recognized prior to the termination of the plan on July 1, 2000. Separate company information relating to the Bank is not available.

1999 Stock Option Plan - On April 12, 1999, the Company's shareholders also approved the Gaston Federal Bank 1999 Stock Option Plan that provided the issuance of 211,335 options for directors and officers to purchase the Company's common stock. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the plan and accordingly, no compensation expense has been recognized in connection with the granting of the stock options. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes.

Had the compensation cost for the Company's stock option plan been determined in accordance with the fair-value accounting provisions of SFAS No. 123, net income, basic earnings per share, and diluted earnings per share would have been as follows:

                                                                                                   Three Month        Three Month
                                                                                                      Period             Period
                                      Year Ended          Year Ended           Year Ended             Ended              Ended
                                       December            December             September            December           December
                                       31 2001              31 2000              30 2000              31 2000            31 1999
                                     -----------          -----------          -----------          -----------       -----------
Net income:
      As reported                    $ 1,704,125          $ 1,747,635          $ 2,184,868           $ 62,842          $ 500,075
      Pro forma                      $ 1,600,118          $ 1,554,948          $ 1,934,841           $ 36,840          $ 416,733

Basic earnings per share:
      As reported                       $   0.42             $   0.43             $   0.53              $ 0.02           $  0.12
      Pro forma                         $   0.39             $   0.38             $   0.47              $ 0.01           $  0.10

Diluted earnings per share:
      As reported                       $   0.42             $   0.43             $   0.53              $ 0.02           $  0.12
      Pro forma                         $   0.39             $   0.38             $   0.47              $ 0.01           $  0.10

The following is a summary of stock option activity and related information for the year ended December 31, 2001, the three month period ended December 31, 2000 and the year ended September 30, 2000.

                                           Year Ended December 31,    Three Month Period Ended      Year Ended September 30,
                                                     2001                December 31, 2000                   2000
                                          -------------------------   --------------------------    -------------------------
                                                     Weighted Avg.                Weighted Avg.                Weighted Avg.
                                          Options    Exercise Price   Options     Exercise Price    Options    Exercise Price
                                          -------    --------------   -------     --------------    -------    --------------
Outstanding-
Beginning of period                      $  191,748    $    12.05    $  199,175     $    12.05    $  200,069     $    12.05
   Granted                                       --            --            --             --         2,500          12.00
   Exercised                                     --            --            --             --            --             --
   Forfeited                                     --            --        (7,427)          12.0        (3,394)         12.00
                                         ----------    ----------    ----------     ----------    ----------     ----------
Outstanding-
end of period                               191,748    $    12.05       191,748     $    12.05       199,175     $    12.05
                                         ==========                  ==========                   ==========

Exercisable-
end of period                               134,448    $    12.03       107,299     $    12.02       110,270     $    12.00
                                         ==========                  ==========                   ==========

Weighted average
   fair value of
   options granted
   during the period                     $        0                  $        0                   $     2.57
                                         ==========                  ==========                   ==========

Exercise prices for options outstanding as of December 31, 2001, December 31, 2000 and September 30, 2000, ranged from $12.00 to $13.00. The weighted average remaining contractual life of those options is approximately three years at December 31, 2001 and approximately four years at December 31, 2000 and September 30, 2000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the year ended December 31, 2001, the three month period ended December 31, 2000 and the year ended September 30, 2000; dividend yield of 2.08%, expected volatility of 22%, a risk-free interest rate of 6.00%, and expected lives of 7 years for the options.

Employee Stock Ownership Plan - The Bank established an Employee Stock Ownership Plan (ESOP). The ESOP is a tax-qualified retirement plan designed to invest primarily in the Company's common stock. All full-time employees of the Bank who have completed one year of service with the Bank will be eligible to participate in the ESOP. The ESOP utilized funds borrowed from the Company totaling $1,690,680, to purchase approximately 8%, or 169,068 shares of the Company's common stock issued in the Conversion. The loan to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 15 years. Under the terms of the ESOP, the Bank makes contributions to the ESOP sufficient to cover all payments of principal and interest as they become due. The loan had an outstanding balance of $1,239,831 with an interest rate of 4.75% and $1,352,543 with an interest rate of 9.50% at December 31, 2001 and 2000, respectively. The interest rate on the loan is based on the Bank's prime rate.

Shares purchased with the loan proceeds are held in a suspense account by the trustee of the plan for future allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation as described in the plan. The number of shares released to participants will be determined based upon the percentage of principal and interest payments made during the year divided by the total remaining principal and interest payments including the current year's payment. Participants will vest in the shares allocated to their respective accounts over a period not to exceed 5 years. Any forfeited shares are allocated to the then remaining participants in the same proportion as contributions. As of December 31, 2001, 56,796 shares have been allocated to participants and 112,272 shares remain unallocated. The fair value of the unallocated shares was $1,684,080 at December 31, 2001. The Company recognizes compensation expense attributable to the ESOP ratably over the fiscal year based upon the estimated number of ESOP shares to be allocated each December 31st. The Company recognized $315,000, $21,000 and $124,000 as compensation expense in the year ended December 31, 2001, the three-month period ended December 31, 2000 and the year ended September 30, 2000, respectively.

The trustee for the ESOP must vote all allocated shares held in the ESOP trust in accordance with the instructions of the participants. Unallocated shares held by the ESOP trust are voted by the trustee in a manner calculated to most accurately reflect the results of the allocated ESOP shares voted, subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

Note 12 - Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The estimates are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. These estimates may differ substantially from amounts that could be realized in an immediate sale or settlement of the instrument.

Fair value approximates book value for the following financial instruments due to their short-term nature: cash and due from banks, interest-earning bank balances, and advances from customers for taxes and insurance.

Fair value for investment securities and mortgage-backed and related securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities.

Fair value for variable rate loans that reprice frequently is based on the carrying value reduced by an estimate of credit losses inherent in the portfolio. Fair value for all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans of comparable terms and credit quality.

Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity is equal to the carrying value. Certificate of deposit fair values are estimated by discounting cash flows from expected maturities using interest rates currently being offered for similar instruments.

The carrying amount of repurchase agreements approximates fair value due to the short-term nature of the agreements.

Fair value for the advances from the Federal Home Loan Bank Board is based on discounted cash flows using current interest rates.

At December 31, 2001 and 2000, The Company had outstanding unfunded commitments to extend credit offered in the normal course of business. Fair values of these commitments are based on fees currently charged for similar instruments. At December 31, 2001 and 2000, the carrying amounts and fair values of these off-balance sheet financial instruments were immaterial.

The Company has used management's best estimates of fair values of financial instruments based on the above assumptions. This presentation does not include certain financial instruments, nonfinancial instruments or certain intangible assets such as customer relationships, deposit base intangibles, or goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair values of financial instruments as of December 31 were as follows:

                                                               2001                                    2000
                                                 ------------------------------------------------------------------------
                                                   Carrying           Estimated            Carrying           Estimated
                                                    Amount            Fair Value            Amount            Fair Value
                                                 ------------------------------------------------------------------------
Financial assets
    Cash and due from banks                      $  6,047,576        $  6,047,576        $  4,156,775        $  4,156,775
    Interest-earning bank balances                 14,891,738          14,891,738          22,552,087          22,552,087
    Investment and mortgage-
        Backed securities                          51,351,421          51,351,421          55,777,428          55,777,428
    Loans                                         334,321,357         335,561,635         158,820,094         157,138,408

Financial liabilities
    Deposits                                      353,692,314         355,528,258         167,930,845         165,239,059
    Repurchase agreements                           1,556,693           1,556,693             236,630             236,630
    Advances from FHLB                             40,500,000          41,796,771          42,500,000          41,712,503

Note 13 - Earnings per share

Earnings per share has been determined under the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method. Common stock equivalents arise from the assumed conversion of outstanding stock options.

The only potential stock of the Company as defined in SFAS No. 128, is stock options granted to various directors and officers of the Bank. The following is a summary of the computation of basic and diluted earnings per share:

                                                                                                           Three            Three
                                                                                                           Month            Month
                                                                                                           Period           Period
                                                      Year Ended       Year Ended       Year Ended         Ended            Ended
                                                     December 31,       December        September         December         December
                                                         2001           31, 2000         30, 2000         31, 2000         31, 1999
                                                      ----------       ----------       ----------       ----------       ----------
Net income                                            $1,704,125       $1,747,635       $2,184,868       $   62,842       $  500,075

Weighted average outstanding shares                    4,085,214        4,088,943        4,117,934        4,082,270        4,339,601

Basic earnings per share                              $     0.42       $     0.43       $     0.53       $     0.02       $     0.12

Weighted average outstanding shares                    4,085,214        4,088,943        4,117,934        4,082,270        4,339,601

Dilutive effect of stock options                          18,982               --            1,106               --            4,425
                                                      ----------       ----------       ----------       ----------       ----------

Weighted average diluted shares                        4,104,196        4,088,943        4,119,040        4,082,270        4,334,026

Diluted earnings per share                            $     0.42       $     0.43       $     0.53       $     0.02       $     0.12

On October 9, 1998, the Company's Board of Directors announced the authorization to repurchase up to 105,668 shares of outstanding common stock under the 1998 Stock Repurchase Plan. On April 19, 1999, the Company's Board of Directors announced the authorization to repurchase 295,869 shares of outstanding common stock for the 1999 Stock Option Plan and the 1999 Recognition and Retention Plan. On May 23, 2000, the Company's Board of Directors announced the authorization to repurchase up to 92,539 shares of outstanding common stock.

As of December 31, 2001, 371,600 shares have been repurchased under these plans at an average price of $12.61 per share.

Note 14 - Parent-Only Financial Information

The earnings of the Bank are recognized by Gaston Federal Bancorp, Inc. using the equity method of accounting. Accordingly, undistributed earnings of the Bank are recorded as increases in the Company's investment in the Bank. The following are the condensed financial statements of the Company as of and for the year ended December 31, 2001, the three month period ended December 31, 2000, and the year ended September 30, 2000.

                   Condensed Statements of Financial Condition

                                                            December          December
                                                            31, 2001          31, 2000
                                                          -------------    -------------
Assets
Cash and cash equivalents                                 $   1,929,167    $   2,395,605
Investment in securities available-for-sale                     867,527          948,649
Investment in subsidiary                                     38,742,791       36,413,973
Other assets                                                    137,184           74,783
                                                          -------------    -------------
Total assets                                              $  41,676,669    $  39,833,010
                                                          =============    =============

Liabilities and Stockholders' Equity
Liabilities                                               $      46,322    $      69,599
Stockholders' Equity                                         41,630,347       39,763,411
                                                          -------------    -------------
Total liabilities and stockholders' equity                $  41,676,669    $  39,833,010
                                                          =============    =============

Condensed Statements of Operations

                                                                                Three Month
                                                             Year Ended         Period Ended          Year Ended
                                                              December            December            September
                                                              31, 2001            31, 2000             30, 2000
                                                             -----------         -----------         -----------
Interest income                                              $    75,772         $    23,006         $   125,441
Interest expense                                                      --                  --                  --
Other operating expenses                                         (74,481)             (2,393)            (74,952)
                                                             -----------         -----------         -----------
Income before income taxes and undistributed
     Earnings from subsidiaries                                    1,291              20,613              50,489
Income taxes                                                        (200)             (8,000)            (19,000)
                                                             -----------         -----------         -----------

Income before undistributed earnings
     from subsidiaries                                             1,091              12,613              31,489
Equity in undistributed earnings of
     Subsidiaries                                              1,703,034              50,229           2,153,379
                                                             -----------         -----------         -----------

Net income                                                   $ 1,704,125         $    62,842         $ 2,184,868
                                                             ===========         ===========         ===========

Condensed Statements of Cash Flows

                                                                                             Three Month
                                                                          Year Ended         Period Ended          Year Ended
                                                                           December            December            September
                                                                           31, 2001            31, 2000            30, 2000
                                                                         ------------        ------------        ------------
Operating activities
      Net income                                                         $  1,704,125        $     62,842        $  2,184,868
      Adjustments to reconcile net income to net
      Cash provided by operating activities
      Equity in undistributed (earnings) loss of subsidiaries              (1,703,034)            (50,229)         (2,153,379)
      Allocation of shares to ESOP                                            282,654              39,449             123,984
      Decrease (increase) in other operating assets                           (62,391)            129,373            (215,154)
      (Decrease) increase in other operating liabilities                        9,336              29,437              17,464
                                                                         ------------        ------------        ------------

            Net cash provided by (used in) operating
            activities                                                        230,690             210,872             (42,217)

Investing activities
      Purchase of investments available-for-sale                                   --             (51,000)           (150,007)
      Acquisition of Innes Street Financial Corp., net of
            cash acquired                                                 (22,607,382)                 --                  --
                                                                         ------------        ------------        ------------

            Net cash used in investing activities                         (22,607,382)            (51,000)           (150,007)

Financing activities
      Repurchase of common stock                                             (115,486)                 --          (1,801,028)
      Dividends received from bank subsidiary                              22,555,137
      Dividends to stockholders                                              (529,397)           (108,677)           (861,808)
                                                                         ------------        ------------        ------------

            Net cash (used in) provided by financing
            activities                                                     21,910,254            (108,677)         (2,662,836)

Net increase (decrease) in cash and cash equivalents                         (466,438)             51,195          (2,855,061)
Cash and cash equivalents, beginning of period                              2,395,605           2,344,410           5,199,471
                                                                         ------------        ------------        ------------
Cash and cash equivalents, end of period                                 $  1,929,167        $  2,395,605        $  2,344,410
                                                                         ============        ============        ============

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

ITEM 9. Directors and Executive Officers Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

      The "Proposal I--Election of Directors" section of the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Bank's executive officers.

ITEM 10. Executive Compensation

      The "Proposal I--Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

      The "Proposal I--Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions

      The "Proposal I--Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13. Exhibits, List, and Reports on Form 8-K

      (a)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on December 31, 2001 announcing the completion of its $37.9 million acquisition of Innes Street Financial Corporation and its wholly-owned subsidiary Citizens Bank, Inc.

      (b)   Exhibits

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

      13    2001 Annual Report to Stockholders

      21    Subsidiaries of the Company

      23.1  Consent of Cherry Bekaert & Holland, L.L.P.

                                   Signatures

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Gaston Federal Bancorp, Inc.


Date:  March 25, 2001                  By: /s/ Kim S. Price
       -------------------                 -------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Kim S. Price                      By: /s/ Gary F. Hoskins
    ----------------------------------        ----------------------------------
    Kim S. Price                              Gary F. Hoskins
    President, Chief Executive Officer        Senior Vice President, Treasurer
    and Director (Principal Executive         and Chief Financial Officer
    Officer)                                  (Principal Financial and
                                              Accounting Officer)

Date: March 25, 2001                      Date: March 25, 2001
      --------------------------------          --------------------------------


By: /s/ David W. Hoyle                    By: /s/ Ben R. Rudisill, II
    ----------------------------------        ----------------------------------
    David W. Hoyle                            Ben R. Rudisill, II
    Chairman                                  Vice Chairman

Date: March 25, 2001                      Date: March 25, 2001
      --------------------------------          --------------------------------


By: /s/ Martha B. Beal                    By: /s/ Charles D. Massey
    ----------------------------------        ----------------------------------
    Martha B. Beal                            Charles D. Massey
    Director                                  Director

Date: March 25, 2001                      Date: March 25, 2001
      --------------------------------          --------------------------------


By: /s/ James J. Fuller                   By: /s/ Eugene R. Matthews, II
    ----------------------------------        ----------------------------------
    James J. Fuller                           Eugene R. Matthews, II
    Director                                  Director

Date: March 25, 2001                      Date: March 25, 2001
      --------------------------------          --------------------------------


By: /s/ Ronald E. Bostian
    ----------------------------------
    Ronald E. Bostian
    Director

Date: March 25, 2001
      --------------------------------