Form 10QSB
period 2002-03-31
GASTON FEDERAL BANCORP INC
filed 2002-05-15
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                  ---------------------  -------------------

                         Commission File Number 0-23971

                          GASTON FEDERAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         United States                                       56-2063438
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

     Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No
                                              -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,209,434 shares of the Registrant's common stock outstanding as of May 13, 2002.

GASTON FEDERAL BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements..............................  2

          Consolidated Statements of Financial Condition as of
             March 31, 2002 and December 31, 2001 ..........................  2

          Consolidated Statements of Operations for the three
             months ended March 31, 2002 and 2001...........................  3

          Consolidated Statements of Comprehensive Income for the
             three months ended March 31, 2002 and 2001.....................  4

          Consolidated Statements of Cash Flows for the three months ended
             March 31, 2002 and 2001........................................  5

          Notes to Consolidated Financial Statements........................  6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  8

PART II. OTHER INFORMATION.................................................. 11

PART I. FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(in thousands)

                                                                              March 31,       December 31,
                                                                                2002              2001
                                                                              ---------       ------------
                                                                             (unaudited)
Assets
Cash and cash equivalents ..............................................      $  36,212       $  20,939
Investment securities available-for-sale, at fair value ................         22,859          25,946
Mortgage-backed securities available-for-sale, at fair value ...........         23,007          25,405
Loans, net .............................................................        323,528         334,321
Real estate owned ......................................................          1,698           1,470
Accrued interest receivable ............................................          2,097           1,727
Premises and equipment, net ............................................          8,564           8,640
Federal Home Loan Bank stock ...........................................          3,390           3,893
Cash value of life insurance policies ..................................          6,569           6,479
Core deposit intangible ................................................          2,091           2,447
Goodwill ...............................................................          6,624           6,581
Other assets ...........................................................          8,703           9,733
                                                                              ---------       ---------
   Total assets ........................................................      $ 445,342       $ 447,581
                                                                              =========       =========

Liabilities and Equity
Checking accounts ......................................................      $  35,177       $  33,283
Money market demand accounts ...........................................         30,946          29,489
Savings accounts .......................................................         46,385          44,011
Time deposits ..........................................................        239,574         246,909
                                                                              ---------       ---------
   Total deposits ......................................................        352,082         353,692
Borrowed money .........................................................         41,009          42,057
Advances from borrowers for taxes and insurance ........................            910             515
Accrued interest payable ...............................................            518             414
Other liabilities ......................................................          8,586           9,273
                                                                              ---------       ---------
   Total liabilities ...................................................        403,105         405,951

Common stock ...........................................................          4,581           4,581
Additional paid in capital .............................................         16,843          16,843
Treasury stock .........................................................         (4,776)         (4,776)
Retained earnings, substantially restricted ............................         25,957          25,105
Accumulated unrealized gain on securities available-for-sale, net of tax            843           1,116
Unallocated common stock held by ESOP ..................................         (1,211)         (1,239)
                                                                              ---------       ---------
   Total equity ........................................................         42,237          41,630
                                                                              ---------       ---------

Total liabilities and equity ...........................................      $ 445,342       $ 447,581
                                                                              =========       =========

See accompanying notes to consolidated financial statements.

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   2002           2001
                                                                   ----           ----
Interest income
Loans   ....................................................    $    5,588     $    3,153
Investment securities.......................................           321            468
Interest-bearing deposits ..................................           102            346
Mortgage-backed and related securities......................           288            368
                                                                ----------     ----------
  Total interest income.....................................         6,299          4,335

Interest Expense
Deposits....................................................         2,125          2,047
Borrowed funds..............................................           551            623
                                                                ----------     ----------
  Total interest expense....................................         2,676          2,670
                                                                ----------     ----------

Net interest income.........................................         3,623          1,665

Provision for loan losses...................................            65             30
                                                                ----------     ----------

  Net interest income after provision for loan losses.......         3,558          1,635

Noninterest Income
Fee income on deposit accounts..............................           522            367
Income on mortgage banking and other lending activities.....           143             89
Dividends on FHLB stock.....................................            55             39
Commissions on sales of financial products .................            47             39
Gain on sale of assets......................................            98              0
Other income................................................           163             84
                                                                ----------     ----------
  Total noninterest income..................................         1,028            618

Noninterest Expense
Compensation and benefits...................................         1,406            832
Occupancy...................................................           360            159
Professional services.......................................            79             47
Advertising ................................................            64             51
Amortization of intangible assets ..........................           356              0
Loss on sale of assets......................................            10              9
Other expenses..............................................           769            413
                                                                ----------     ----------
  Total noninterest expense.................................         3,044          1,511

Income before income taxes..................................         1,542            742

Provision for income taxes..................................           550            230
                                                                ----------     ----------

Net income..................................................    $      992     $      512
                                                                ==========     ==========

Basic earnings per share....................................    $     0.24     $     0.13
Diluted earnings per share..................................    $     0.24     $     0.13

Basic weighted average outstanding shares ..................     4,097,189      4,082,731
Diluted weighted average outstanding shares ................     4,124,286      4,082,731

Dividends paid per share....................................    $    0.080     $    0.075

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                   2002         2001
                                                                                   -----       -----
Net income ..................................................................      $ 992       $ 512
Other comprehensive income, net of tax:
    Unrealized gains on securities:
        Unrealized holding gains (losses) arising during period .............       (231)        443
        Reclassification adjustment for (gains) losses included in net income        (42)          6
                                                                                   -----       -----
    Other comprehensive income ..............................................       (273)        449
                                                                                   -----       -----

Comprehensive income ........................................................      $ 719       $ 961
                                                                                   -----       -----

Gaston Federal Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                           2002           2001
                                                                                         --------       --------
Cash flows from operating activities:
  Net income ......................................................................      $    992       $    512
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ...................................................            65             30
      Depreciation ................................................................           181             93
      (Gain) loss on sale of investments, available for sale ......................           (66)             9
      (Gain) on sale of other assets ..............................................           (22)             0
      Purchase of bank-owned life insurance .......................................             0         (2,578)
      Amortization of intangible assets ...........................................           356              0
      Decrease in other assets ....................................................           301             65
      Increase (decrease) in other liabilities ....................................          (554)           275
                                                                                         --------       --------

        Net cash provided by (used for) operating activities ......................         1,253         (1,594)
                                                                                         --------       --------

Cash flows from investing activities:
  Net (increase) decrease in loans receivable .....................................         9,481         (5,958)
  Proceeds from the sale of investment securities .................................         2,000              0
  Proceeds from the sale of mortgage-backed securities ............................         1,335          1,253
  Proceeds from the sale of loans .................................................         1,311              0
  Proceeds from the sale of other assets ..........................................           130              0
  Maturities and prepayments of investment securities .............................           913          2,333
  Maturities and prepayments of mortgage-backed securities ........................         4,347          1,243
  Purchases of investments ........................................................             0         (1,000)
  Purchases of mortgage-backed securities .........................................        (3,493)        (7,582)
  Sale of FHLB stock ..............................................................           503              0
  Net cash flows from other investing activities ..................................          (104)          (407)
                                                                                         --------       --------

        Net cash provided by (used for) investment activities .....................        16,423        (10,118)
                                                                                         --------       --------

Cash flows from financing activities:
  Net increase (decrease) in deposits .............................................        (1,610)        12,476
  Dividends paid to stockholders ..................................................          (140)          (135)
  Repurchase of common stock ......................................................             0            (91)
  Net increase (decrease) in borrowed money .......................................        (1,048)         1,656
  Increase in advances from borrowers for insurance and taxes .....................           395            204
                                                                                         --------       --------

        Net cash provided by (used for) financing activities ......................        (2,403)        14,110
                                                                                         --------       --------


Net increase in cash and cash equivalents .........................................        15,273          2,398

Cash and cash equivalents at beginning of period ..................................        20,939         26,709
                                                                                         --------       --------

Cash and cash equivalents at end of period ........................................      $ 36,212       $ 29,107
                                                                                         ========       ========

                   GASTON FEDERAL BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

     In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2002 and 2001, in conformity with generally accepted accounting principles. The financial statements include the accounts of Gaston Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Citizens South Bank (the "Bank"). Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for future periods.

     The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000, filed as part of the Company's annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

Note B - Earnings per Share

     Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2002 and 2001, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,097,189 and 4,082,731, respectively.

     The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2002 and 2001: (in thousands, except share data)

                                             Three Months Ended
                                                  March 31,
                                            2002            2001
                                            ----            ----

Net income ........................      $      992      $      512

Weighted average outstanding shares       4,097,189       4,082,731
Dilutive effect of stock options ..          27,097               0
                                         ----------      ----------

Weighted average diluted shares ...       4,124,286       4,082,731

Diluted  earnings per share .......      $     0.24      $     0.13

Options were excluded from the calculation of diluted earnings per share for the three month period ended March 31, 2001, because the exercise prices of $12.00 for 181,748 shares and $13.00 for 10,000 shares exceeded the average market price of $11.75 for the quarter.

Note C - Stock Compensation Plans

     On April 12, 1999, the Company's shareholders approved the Gaston Federal Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. As of March 31, 2002, 201,748 options had been awarded under the plan at a weighted average exercise price of $12.18 and a weighted average contractual life of 87 months. There were 134,949 options fully vested as of March 31, 2002. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the Stock Option Plan described above and, accordingly, no compensation expense has been recognized in connection with the granting of the stock options.

Note D - Impact of Recently Adopted Accounting Standards

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. In connection with adoption of SFAS 142, the Company is required to perform an initial assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. The Company does not anticipate that there will be any impairment of the goodwill since the goodwill results from an acquisition that closed on December 31, 2001.

     SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets", was issued in August 2001 and supersedes SFAS No. 121. SFAS No. 144 establishes standards for the financial accounting and reporting requirements for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 were adopted effective January 1, 2002. The adoption of the provisions of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

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

Comparison of Financial Condition

     Assets. Total assets of the Company decreased by $2.2 million, or 0.5%, from $447.5 million as of December 31, 2001, to $445.3 million as of March 31, 2002. This decrease was due, in part, to the sale of $2.0 million in investment securities with the proceeds being used to prepay $1.5 million in Federal Home Loan Bank advances. During the period there were significant changes in the asset portfolio allocation. Cash and cash equivalents increased by $15.2 million to $36.2 million, while investment securities decreased by $3.1 million to $22.9 million and mortgage-backed securities decreased by $2.4 million to $23.0 million. The increase in cash and cash equivalents was primarily funded by increases in loan prepayments, the sale of investment securities, and prepayments of mortgage-backed securities

     Also, during the three month period ended March 31, 2002, net loans decreased by $10.8 million, or 3.2%, to $323.5 million due to the low interest rate environment. Most of this decrease was concentrated in the one-to-four family dwelling portfolio which decreased by $8.1 million, or 4.2% during the quarter. Management generally sells all new fixed-rate residential loan production in order to reduce the Company's overall vulnerability to rising interest rates. Management will continue to focus on growing the loan portfolio in a safe and sound manner with an emphasis on the origination and retention of short-term, high-yielding nonresidential loans and the origination and sale of mortgage loans. As of March 31, 2002, nonperforming assets amounted to 0.71% of total assets and loan loss reserves amounted to 0.91% of total loans.

     Liabilities. Total liabilities decreased by $2.8 million, or 0.7%, from $405.9 million as of December 31, 2001, to $403.1 million as of March 31, 2002. This decrease was due, in part, to the prepayment of a $1.5 million Federal Home Loan Bank advance using proceeds from the sale of investments. Also during the quarter, total deposits decreased by $1.6 million, or 0.5%, to $352.1 million as of March 31, 2002. However, the Company increased its local core deposit base of checking accounts, savings accounts and money market demand accounts during the quarter. The decrease in deposits was concentrated in the higher-costing time deposit portfolio. Management plans to continue in its efforts to gain deposit market share through new product development and branch expansion with an emphasis on demand deposits. Borrowed money decreased by $1.0 million, or 2.5%, to $41.0 million. Borrowed money is primarily comprised of various callable and fixed-term Federal Home Loan Bank advances with a weighted average interest rate of 5.67%.

     Equity. Total equity increased by $607,000, or 1.5%, from $41.6 million as of December 31, 2001, to $42.2 million as of March 31, 2002. This increase was primarily due to the $992,000 in earnings during the period. The positive effects of earnings were offset, in part, by a $273,000 decrease in unrealized gains on available-for-sale securities and the payment of $140,000 in cash dividends. The Company has been authorized to repurchase a total of 581,797 shares of common stock, or 136,335 additional shares, as of March 31, 2002. Management will continue to repurchase common stock of the Company at prices that are considered to be attractive.

Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001

     General. Net income for the Company for the three months ended March 31, 2002, amounted to $992,000, or $0.24 per share, as compared to $512,000, or $0.13 per share, for the three months ended March 31, 2001. Net income for the quarter ended March 31, 2002, included $356,000 in amortization of intangible assets, resulting in net cash earnings of $1.2 million, or $0.30 per basic share outstanding.

     Net interest income. Net interest income increased by $2.0 million, or 117.6%, to $3.6 million for the three months ended March 31, 2002. This increase was primarily due to the acquisition of Innes Street Financial Corp. and its wholly-owned subsidiary, Citizens Bank, on December 31, 2001. Interest income increased by $2.0 million, or 45.3%. This increase was the result of a $158.6 million, or 65.5%, increase in average interest-earning assets, coupled with an 87 basis point decrease in the average interest rate to 6.38%. Interest expense remained flat during the period. Average interest-bearing liabilities increased by $177.1 million, or 84.9%, the effects of which were offset by a 244 basis point reduction in the cost of funds to 2.8%. The net interest margin for the Company was 3.25% as of March 31, 2002, compared to 2.69% as of March 31, 2001.

     Provision for loan losses. The provision for loan losses amounted to $65,000 for the three months ended March 31, 2002, compared to $30,000 for the three months ended March 31, 2001. This represents an increase of $35,000. The amount of the provision for loan losses was increased, in part, due to the increased loan volume resulting from the acquisition of Innes Street and a continued emphasis on higher-yielding commercial and consumer loans. The ratio of loan loss reserves to gross loans was 0.91% as of March 31, 2002, and 0.96% as of March 31, 2001.

     Noninterest income. Noninterest income, net of nonrecurring gains on sales of assets, amounted to $930,000 for the three months ended March 31, 2002, as compared to $618,000 for the three months ended March 31, 2001. This increase of $312,000, or 50.5%, was primarily due to increased fees generated by the Bank's mortgage-banking department, additional fee income derived from deposit products, and the increase in deposit accounts resulting from the acquisition of three full-service branch offices. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Total demand deposit accounts increased by $10.2 million, or 41.0%, during the past 12 months to $35.2 million as of March 31, 2002. During the quarter ended March 31, 2002, the Company recognized a nonrecurring gain of $98,000 from the sale of $2.0 million in investment securities and $1.3 million in fixed rate mortgage loans.

     Noninterest expense. Noninterest expense amounted to $3.0 million for the three months ended March 31, 2002, compared to $1.5 million for the quarter ended March 31, 2001. This represents an increase of $1.5 million. This increase was primarily due to higher compensation and occupancy expenses associated with the Bank's acquisition of three full-service branch offices, increased expenses associated with servicing the Bank's growing demand deposit account portfolio, costs associated with the changing of the Bank's name from Gaston Federal Bank to Citizens South Bank, and expenses associated with converting the acquired Company's computer system and back-office operations. During the quarter ended March 31, 2002, the Company successfully consolidated the back-office operations of the accounting department, payroll processing, loan administration, marketing, and human relations. In addition, the core processing systems were converted to the Bank's existing core processing system. These operations were consolidated with limited disruption of normal operations and should improve the overall efficiency of the Company.

     Income taxes. Income taxes amounted to $550,000, or 35.7% of taxable income, for the quarter ended March 31, 2002, as compared to $230,000, or 31.0% of taxable income, for the quarter ended March 31, 2001. The increase in the overall tax rate was due to a lower percentage of income being derived from tax-advantaged assets such as municipal securities, bank-owned life insurance, and government agency securities.

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

     The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2002, Citizens South Bank's level of capital exceeded all applicable regulatory requirements.

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

Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the shareholders during the quarter ended March 31, 2002.

Exhibits and Report on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                            GASTON FEDERAL BANCORP, INC.

Date: May 13, 2002          By:  /s/ Kim S. Price
                                 -----------------------------------------------
                                 Kim S. Price
                                 President and Chief Executive Officer


Date: May 13, 2002          By:  /s/ Gary F. Hoskins
                                 -----------------------------------------------
                                 Gary F. Hoskins
                                 Senior Vice President, Chief Financial Officer
                                 and Treasurer