Form 10QSB
period 2002-06-30
CITIZENS SOUTH BANKING CORP
filed 2002-08-14
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________to ____________________
                                           Commission File Number 0-23971

                       Citizens South Banking Corporation
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

                          Gaston Federal Bancorp, Inc.
Former name, former address and former fiscal year, if changed since last report

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,209,434 shares of the Registrant's common stock outstanding as of August 13, 2002.

Citizens South Banking Corporation

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements .............................  2

          Consolidated Statements of Financial Condition as of
                June 30, 2002 and December 31, 2001 ........................  2

          Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 ..........................  3

          Consolidated Statements of Comprehensive Income for the
              six months ended June 30, 2002 and 2001 ......................  4

          Consolidated Statements of Cash Flows for the six months
              ended June 30, 2002 and 2001 .................................  5

          Notes to Consolidated Financial Statements .......................  6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations .....................................  8


PART II. OTHER INFORMATION .................................................  13

     Exhibit 99.1 Certification of Chief Executive Officer and
             Chief Financial Officer .......................................  15

PART I.  FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Citizens South Banking Corporation
Consolidated Statements of Financial Condition
(in thousands)

                                                                            June 30,    December 31,
                                                                              2002          2001
                                                                              ----          ----
                                                                          (unaudited)
Assets:
Cash and due from banks ................................................   $   6,356    $   6,047
Interest-earning bank balances .........................................      16,423       14,892
                                                                           ---------    ---------
   Cash and cash equivalents ...........................................      22,779       20,939
Investment securities available-for-sale, at fair value ................      32,788       25,946
Mortgage-backed and related securities available-for-sale, at fair value      25,919       25,405
Loans, net .............................................................     321,020      334,321
Real estate owned ......................................................       1,538        1,470
Accrued interest receivable ............................................       1,937        1,727
Premises and equipment, net ............................................       8,484        8,640
Federal Home Loan Bank stock ...........................................       3,390        3,893
Cash value of life insurance policies ..................................       6,657        6,479
Core deposit intangible ................................................       1,839        2,447
Goodwill ...............................................................       6,624        6,581
Other assets ...........................................................       6,293        9,733
                                                                           ---------    ---------
   Total assets ........................................................   $ 439,268    $ 447,581
                                                                           =========    =========

Liabilities and Stockholders' Equity:
Demand deposit accounts ................................................   $  34,142    $  33,283
Money market deposit accounts ..........................................      31,062       29,489
Savings accounts .......................................................      46,197       44,011
Time deposits ..........................................................     235,428      246,909
                                                                           ---------    ---------
   Total deposits ......................................................     346,829      353,692
Borrowed money .........................................................      40,526       42,057
Advances from borrowers for taxes and insurance ........................       1,250          515
Accrued interest payable ...............................................         510          414
Other liabilities ......................................................       6,492        9,273
                                                                           ---------    ---------
   Total liabilities ...................................................     395,607      405,951

Common stock, $1.00 par value, 20,000,000 shares authorized,
   4,581,034 shares issued in 2002 and 2001 ............................       4,581        4,581
Additional paid-in-capital .............................................      16,843       16,843
Unallocated common stock held by Employee Stock Ownership Plan .........      (1,183)      (1,239)
Retained earnings, substantially restricted ............................      26,947       25,105
Accumulated unrealized gain on securities available-for-sale, net of tax       1,249        1,116
Treasury stock of 371,600 shares at cost at 2002 and 2001 ..............      (4,776)      (4,776)
                                                                           ---------    ---------
   Total stockholders' equity ..........................................      43,661       41,630
                                                                           ---------    ---------

Total liabilities and stockholders' equity .............................   $ 439,268    $ 447,581
                                                                           =========    =========

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                           Three Months        Six Months
                                                           Ended June 30,     Ended June 30,
                                                           --------------     --------------
                                                            2002     2001      2002     2001
                                                           -----    -----      ----     ----
Interest income:
Loans .................................................   $5,425   $3,149   $11,013   $6,302
Investment securities .................................      357      475       679      951
Interest-bearing deposits .............................      113      232       215      570
Mortgage-backed and related securities ................      297      396       585      764
                                                          ------   ------   -------   ------
  Total interest income ...............................    6,192    4,252    12,492    8,587

Interest Expense:
Deposits ..............................................    1,992    2,043     4,118    4,090
Borrowed funds ........................................      547      598     1,098    1,221
                                                          ------   ------   -------   ------
  Total interest expense ..............................    2,539    2,641     5,216    5,311
                                                          ------   ------   -------   ------

Net interest income ...................................    3,653    1,611     7,276    3,276

Provision for loan losses .............................       70       30       135       60
                                                          ------   ------   -------   ------

  Net interest income after provision for loan losses .    3,583    1,581     7,141    3,216

Noninterest Income:
Service charges and fee income on deposit accounts ....      570      475     1,093      843
Income on mortgage banking and other lending activities      171      103       314      191
Dividends on Federal Home Loan Bank stock .............       44       36        99       76
Gain on sale of assets ................................       21        0       109        0
Other income ..........................................       98      184       307      306
                                                          ------   ------   -------   ------
  Total noninterest income ............................      904      798     1,922    1,416

Noninterest Expense:
Compensation and benefits .............................    1,241      938     2,647    1,770
Occupancy .............................................      349      171       710      331
Professional services .................................       99       54       178      101
Amortization of intangible assets .....................      252        0       608        0
Loss on sale of assets ................................       17        0        17        9
Other expenses ........................................      752      477     1,584      940
                                                          ------   ------   -------   ------
  Total noninterest expense ...........................    2,710    1,640     5,744    3,151

Income before income taxes ............................    1,777      739     3,319    1,481

Provision for income taxes ............................      647      229     1,197      459
                                                          ------   ------   -------   ------

Net income ............................................   $1,130   $  510   $ 2,122   $1,022
                                                          ======   ======   =======   ======


Per Share Data:
Net income - basic ....................................   $ 0.28   $ 0.13   $  0.52   $ 0.25
Net income - diluted ..................................     0.27     0.13      0.52     0.25
Cash dividends paid ...................................     0.08    0.075      0.16     0.15
Book value ............................................    10.37     9.74     10.37     9.74

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                                2002         2001
                                                                                ----         ----

Net income ..................................................................   $ 2,122    $1,022
Other comprehensive income, net of tax:
    Unrealized gains on securities:
        Unrealized holding gains (losses) arising during period .............       178       520
        Reclassification adjustment for (gains) losses included in net income       (45)        6
                                                                                -------    ------
    Other comprehensive income ..............................................       133       526
                                                                                -------    ------

Comprehensive income ........................................................   $ 2,255    $1,548
                                                                                -------    ------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                        2002         2001
                                                                                        ----         ----
Cash flows from operating activities:
  Net income ......................................................................   $  2,122    $  1,022
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ...................................................        135          60
      Depreciation ................................................................        413         199
      (Gain) loss on sale of investments, available for sale ......................        (70)          9
      (Gain) on sale of other assets ..............................................        (22)          0
      Purchase of bank-owned life insurance .......................................          0      (2,578)
      Amortization of intangible assets ...........................................        608           0
      Decrease in other assets ....................................................      3,253         130
      (Decrease) in other liabilities .............................................     (2,684)       (118)
                                                                                      --------    --------

        Net cash provided by (used for) operating activities ......................      3,755      (1,276)
                                                                                      --------    --------

Cash flows from investing activities:
  Net (increase) decrease in loans receivable .....................................     11,868      (6,948)
  Proceeds from the sale of investment securities .................................      2,000           0
  Proceeds from the sale of mortgage-backed securities ............................      3,066       1,243
  Proceeds from the sale of loans .................................................      1,361           0
  Proceeds from the sale of other assets ..........................................        156         196
  Maturities and prepayments of investment securities .............................        926       3,930
  Maturities and prepayments of mortgage-backed securities ........................      7,424       3,597
  Purchases of investments ........................................................    (10,000)     (4,400)
  Purchases of mortgage-backed securities .........................................    (10,995)     (9,066)
  Sale of FHLB stock ..............................................................        503           0
  Net cash flows from other investing activities ..................................       (284)     (1,082)
                                                                                      --------    --------

        Net cash provided by (used for) investment activities .....................      6,025     (12,530)
                                                                                      --------    --------

Cash flows from financing activities:
  Net increase (decrease) in deposits .............................................     (6,864)     12,177
  Dividends paid to stockholders ..................................................       (280)       (267)
  Repurchase of common stock ......................................................          0        (115)
  Net (decrease) in borrowed money ................................................     (1,531)       (631)
  Increase in advances from borrowers for insurance and taxes .....................        735         454
                                                                                      --------    --------

        Net cash provided by (used for) financing activities ......................     (7,940)     11,618
                                                                                      --------    --------


Net increase (decrease) in cash and cash equivalents ..............................      1,840      (2,188)

Cash and cash equivalents at beginning of period ..................................     20,939      26,709
                                                                                      --------    --------

Cash and cash equivalents at end of period ........................................   $ 22,779    $ 24,521
                                                                                      ========    ========

See accompanying notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

      In management's opinion, the financial information, which is unaudited, reflects all adjustments, consisting of solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2002 and 2001, in conformity with generally accepted accounting principles. The financial statements include the accounts of Citizens South Banking Corporation (the "Company"), formerly Gaston Federal Bancorp, Inc., and its wholly-owned subsidiary, Citizens South Bank (the "Bank"). Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for future periods.

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

      The Company's critical accounting policy relates to the allowance for loan losses on loans. It is based on management's opinion of an amount that is adequate to absorb losses in an existing portfolio. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. This evaluation considers the estimated fair value of the underlying collateral, historical loss experience, management's estimate of probable credit losses, and other factors that warrant recognition in providing for an adequate loan loss allowance.

Note B - Earnings per Share

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended June 30, 2002 and 2001, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,099,741 and 4,074,992, respectively. For the six months ended June 30, 2002 and 2001, basic earnings per share has been computed based upon the weighted average common shares outstanding of 4,098,472 and 4,078,814, respectively.

      The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2002 and 2001: (in thousands, except share data)

                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                              --------                  --------
                                           2002          2001       2002          2001
                                          -----         -----       ----          ----

Net income ........................   $    1,130   $      510   $    2,122   $    1,022

Weighted average outstanding shares    4,099,741    4,074,992    4,098,472    4,078,814
Dilutive effect of stock options ..       68,641        3,067       47,869        1,534
                                      ----------   ----------   ----------   ----------
Weighted average diluted shares ...    4,168,382    4,078,059    4,146,341    4,080,348

Diluted  earnings per share .......   $     0.27   $     0.13   $     0.51   $     0.25

Note C - Stock Compensation Plans

      On April 12, 1999, the Company's shareholders approved the Gaston Federal Bank (now Citizens South Bank) 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. As of June 30, 2002, 201,748 options had been awarded under the plan at a weighted average exercise price of $12.18, determined based on the fair market value of the Company's stock on the award date, and a weighted average contractual life of 84 months. There were 161,598 options fully vested as of June 30, 2002, of which 65% were incentive and 35% were non-statutory stock options. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the Stock Option Plan described above and, accordingly, no compensation expense has been recognized in connection with the granting of the stock options.

Note D - Dividend Declaration

      On July 15, 2002, the Board of Directors of the Company approved and declared a regular cash dividend of $0.08 per share of common stock to shareholders of record as of August 1, 2002, and payable on August 15, 2002. The Mutual Holding Company, the majority stockholder of the Company, waived receipt of this dividend on the shares it owns of the Company's common stock. The Office of Supervision expressed no objection to this waiver of dividend.

Note E - Impact of Recently Adopted Accounting Standards

      Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. In connection with adoption of SFAS 142, the Company is required to perform an initial assessment of whether there is an indication that goodwill is impaired. During the second quarter of 2002, the Company completed its initial analysis of potential impairment under the provisions of SFAS No. 142, and determined based on that analysis that goodwill was not impaired. Goodwill will be tested for impairment annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company had no goodwill related to acquisitions initiated prior to July 1, 2001, or other intangible assets recorded prior to the adoption of the provisions of SFAS No. 142 whose carrying amounts or amortization were changed by the adoptions of the provisions of SFAS No. 142.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, and results of the Company's business include, but are not limited to, changes in economic conditions, changes in interest rates, and changes in laws and regulations. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Statements included in this report should be read in conjunction with the Company's Annual Report on Form 10-KSB which is incorporated into this discussion by this reference.

Recent Events

      On May 23, 2002, the Company announced that the Board of Directors of Citizens South Holdings, MHC, the Company's mutual holding company (the "Mutual Holding Company"), and the Board of Directors of the Company and the Bank had adopted a plan to fully convert the Mutual Holding Company to a capital stock corporation. The Mutual Holding Company is a federally chartered mutual holding company that owns 2,457,007 shares, or approximately 58.4% of the outstanding shares of capital stock in the Company. Upon conversion, shares of the Company's common stock currently held by the public will be exchanged for shares of a newly formed Delaware holding company, which after the conversion, will be the Bank's parent holding company. The exchange ratio has not yet been determined. Additional shares of stock in the newly formed company will be offered for sale to depositors of the Bank and to the public. The conversion is subject to approval of the Office of Thrift Supervision as well as the approval of the Mutual Holding Company's members and the Company's stockholders. On June 28, 2002, the Company filed Form S-1 with the Securities and Exchange Commission, which included the prospectus and other related documents concerning the Plan of Conversion. Also, on June 28, 2002, the Company filed an application with the Office of Thrift Supervision for approval of the Plan of Conversion. No actions have been taken by either regulatory agency at this time.

      Also on May 23, 2002, the Company announced that its name had changed from Gaston Federal Bancorp, Inc. to Citizens South Banking Corporation and that its Nasdaq trading symbol had changed from "GBNK" to "CSBC" to correspond with the name change. This name change is reflective of the Company's efforts to expand outside of Gaston County, North Carolina, as evidenced by the Company's recent acquisition of Innes Street Financial Corporation in Salisbury, North Carolina.

Comparison of Financial Condition

      Assets. Total assets of the Company decreased by $8.3 million, or 1.9%, from $447.6 million as of December 31, 2001, to $439.3 million as of June 30, 2002. During the period, cash and cash equivalents increased by $1.8 million to $22.8 million, investment securities increased by $6.8 million to $32.8 million and mortgage-backed securities increased by $513,000 to $25.9 million. These increases were primarily funded by higher than normal loan prepayments. In fact, net loans decreased by $13.3 million, or 4.0%, to $321.0 million due accelerated prepayments as borrowers refinanced their loans in the historically low interest rate environment. Most of this decrease was concentrated in the one-to-four family dwelling portfolio which decreased by $21.8 million, or 11.1% during the period. The portfolio of residential loans decreased due to the fact that management typically originates all new fixed-rate residential loans in the name of various third party investors. This program allows the bank to offer a broader range of mortgage loan products to our customers. In addition, we are able to close and fund the loans in the name of a third party in order to reduce the Company's overall vulnerability to rising interest rates and immediately recognize fee income from the origination of these loans. During the same period, the combined gross portfolios for all other loans including multifamily residential, commercial mortgage, land, commercial business, and consumer loans increased by $8.0 million, or 5.5%. Management will continue to focus on growing these loan portfolios in a safe and sound manner with an emphasis on adjustable-rate loans or shorter-term fixed rate loans (generally five years or less).

      As of June 30, 2002, nonperforming loans amounted to $1.3 million, or 0.40% of gross loans, and nonperforming assets amounted to $2.8 million, or 0.65% of total assets. The Bank's allowance for loan loss reserves amounted to $3.1 million, or 0.94% of gross loans as of June 30, 2002, compared to $3.1 million, or 0.91% of gross loans as of December 31, 2001.

      Liabilities. Total liabilities decreased by $10.3 million, or 2.5%, from $405.9 million as of December 31, 2001, to $395.6 million as of June 30, 2002. This decrease was due, in part, to the prepayment of a $1.5 million Federal Home Loan Bank advance and a decrease in total deposits of $6.9 million, or 1.9%, to $346.8 million as of June 30, 2002. Most of the decrease in deposits was concentrated in higher-costing time deposits. During the six month period ended June 30, 2002, time deposits decreased by $11.5 million, or 4.7%, and core deposits including checking accounts, savings accounts, and money market deposit accounts increased by $4.6 million, or 4.3% to $111.4 million. Management plans to continue in its efforts to gain deposit market share through new product development and branch expansion with an emphasis on core deposits.

      Borrowed money decreased by $1.5 million, or 3.6%, to $40.5 million. Borrowed money is primarily comprised $39.0 million in various callable and fixed-term Federal Home Loan Bank advances with a weighted average interest rate of 5.63%.

      Equity. Total equity increased by $2.1 million, or 4.9%, from $41.6 million as of December 31, 2001, to $43.7 million as of June 30, 2002. This increase was primarily due to $2.1 million in earnings during the period and a $133,000 increase in accumulated unrealized gains on available-for-sale securities. The positive effects of earnings and increased gains on available-for-sale securities were offset, in part, by the payment of $280,000 in cash dividends. The Company was authorized to repurchase a total of 581,797 shares of common stock, or 136,335 additional shares, as of June 30, 2002. Management will consider repurchasing the common stock of the Company at prices that are considered to be attractive.

Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001

      General. Net income for the Company for the three months ended June 30, 2002, amounted to $1.1 million, or $0.28 per share, as compared to $510,000, or $0.13 per share, for the three months ended June 30, 2001.

      Net interest income. Net interest income increased by $2.0 million, or 126.7%, to $3.7 million for the three months ended June 30, 2002. This increase was primarily due to the acquisition of Innes Street Financial Corporation and its wholly-owned subsidiary, Citizens Bank, on December 31, 2001. Interest income increased by $1.9 million, or 45.6%. This increase was the result of a $152.9 million, or 62.6%, increase in average interest-earning assets, which was offset, in part, by a 66 basis point decrease in the average interest rate to 6.27%. Interest expense decreased by $102,000, or 3.9%, during the period. Average interest-bearing liabilities increased by $165.8 million, or 77.8%, the effects of which were partially offset by a 228 basis point reduction in the cost of funds to 2.69%. The net interest margin for the Company was 3.32% for the quarter ended June 30, 2002, compared to 2.43% for the quarter ended June 30, 2001.

      Provision for loan losses. The provision for loan losses amounted to $70,000 for the three months ended June 30, 2002, compared to $30,000 for the three months ended June 30, 2001. The amount of the provision for loan losses was increased, in part, due to the increased loan volume resulting from the acquisition of Innes Street and a continued emphasis on commercial and consumer loans, rather than residential mortgage loans. Management establishes the provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. There have been no material changes in management's methods for determining the provision for loan losses during the past year. Future loan loss provisions will be made based on management's analysis and review of the information cited above.

      The allowance for loan losses was $3.1 million, or 0.94% of gross loans, as of June 30, 2002, compared to $1.5 million, or 0.91% of gross loans, as of June 30, 2001. The ratio of allowance for loan losses to total loans increased slightly due to a recent slowdown in local economic conditions, including layoffs and plant closings in our market area coupled with our continued emphasis on commercial business loans. The ratio of nonperforming loans to gross loans increased slightly form 0.32% as of June 30, 2001, to 0.40% as of June 30, 2002.

      Noninterest income. Noninterest income amounted to $904,000 for the three months ended June 30, 2002, as compared to $798,000 for the three months ended June 30, 2001. This increase of $106,000, or 13.3%, was primarily due to increased fees generated by the Bank's mortgage banking department and additional fee income derived from deposit products. Mortgage banking income increased $68,000, or 66.4%, due to higher residential loan originations resulting from a decrease in interest rates. These loans are generally sold to a third party and all fees collected are recognized as current period income. Income on deposit accounts increased $96,000, or 20.1%, due, in part, to the increased number of fee-generating demand deposit accounts resulting from the acquisition of three full-service branch offices. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Total demand deposit accounts increased by $8.9 million, or 35.3%, during the past 12 months to $34.1 million as of June 30, 2002.

      During the quarter ended June 30, 2002, the Company recognized a gain of $21,000 from the sale of $1.7 million in mortgage-backed securities, $49,000 in loan participations, and other miscellaneous fixed assets. There were no gains on sales of assets during the quarter ended June 30, 2001.

      Noninterest expense. Noninterest expense amounted to $2.7 million for the quarter ended June 30, 2002, compared to $1.6 million for the quarter ended June 30, 2001, an increase of $1.0 million, or 65.3%. This increase was primarily due to $303,000 in higher compensation and $178,000 in increased occupancy expenses associated with the Company's acquisition of three full-service branch offices. In addition, during the June 30, 2002 quarter, the Bank incurred expenses associated with changing the name of both the Bank and the Company and increased expenses associated with servicing the Bank's growing demand deposit account portfolio. Also, the Bank incurred $252,000 in amortization of intangible assets during the quarter ended June 30, 2002, compared to no such expense for the comparable period of 2001. This expense was related to the amortization of the core deposit premium, created as a result of the Bank's acquisition of Innes Street Financial Corporation in December 2001. The core deposit intangible is being amortized over a seven year period using the accelerated method.

      During the quarter ended June 30, 2002, the Company recognized a loss of $17,000 from the sale of miscellaneous fixed assets and real estate owned. There were no losses on sale of assets during the quarter ended June 30, 2001.

      Income taxes. Income taxes amounted to $647,000, or 36.4% of taxable income, for the quarter ended June 30, 2002, as compared to $229,000, or 31.0% of taxable income, for the quarter ended June 30, 2001. The increase in the overall tax rate was due to a lower percentage of income being derived from tax-advantaged assets such as municipal securities, bank-owned life insurance, and government agency securities.

Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001

      General. Net income for the Company for the six months ended June 30, 2002, amounted to $2.1 million, or $0.52 per share, as compared to $1.0 million, or $0.25 per share, for the six months ended June 30, 2001.

      Net interest income. Net interest income increased by $4.0 million, or 122.1%, to $7.3 million for the six months ended June 30, 2002. This increase was primarily due to the acquisition of Innes Street Financial Corporation and its wholly-owned subsidiary, Citizens Bank, on December 31, 2001. Interest income increased by $3.9 million, or 45.5%. This increase was the result of a $155.8 million, or 64.0%, increase in average interest-earning assets, which was offset, in part, by a 76 basis point decrease in the average interest rate to 6.33%. Interest expense decreased by $95,000, or 1.8%, during the period. Average interest-bearing liabilities increased by $171.4 million, or 81.3%, the effects of which were partially offset by a 236 basis point reduction in the cost of funds to 2.75%. The net interest margin for the Company was 3.29% for the six month period ended June 30, 2002, compared to 2.50% for the six month period ended June 30, 2001.

      Provision for loan losses. The provision for loan losses amounted to $135,000 for the six months ended June 30, 2002, compared to $60,000 for the six months ended June 30, 2001. The amount of the provision for loan losses was increased, in part, due to the increased loan volume resulting from the acquisition of Innes Street and a continued emphasis on commercial and consumer loans, rather than residential mortgage loans. Management establishes the provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. There have been no material changes in management's methods for determining the provision for loan losses during the past year. Future loan loss provisions will be made based on management's analysis and review of the information cited above.

      The allowance for loan losses was $3.1 million, or 0.94% of gross loans, as of June 30, 2002, compared to $1.5 million, or 0.91% of gross loans, as of June 30, 2001. The ratio of allowance for loan losses to total loans increased slightly due to a recent slowdown in local economic conditions, including layoffs and plant closings in our market area coupled with our continued emphasis on commercial business loans. The ratio of nonperforming loans to gross loans increased slightly form 0.32% as of June 30, 2001, to 0.40% as of June 30, 2002.

      Noninterest income. Noninterest income amounted to $1.9 million for the six months ended June 30, 2002, as compared to $1.4 million for the six months ended June 30, 2001. This increase of $506,000, or 35.8%, was primarily due to increased fees generated by the Bank's mortgage banking department and additional fee income derived from deposit products. Mortgage banking income increased $123,000, or 64.2%, due to higher residential loan originations resulting from historically low interest rates. These loans are generally sold to a third party and all fees collected are recognized as current period income. Income on deposit accounts increased $250,000, or 29.7%, due, in part, to the increased number of fee-generating demand deposit accounts resulting from the acquisition of three full-service branch offices. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Total demand deposit accounts increased by $8.9 million, or 35.3%, during the past 12 months to $34.1 million as of June 30, 2002.

      During the six month period ended June 30, 2002, the Company recognized a gain of $109,000 from the sale of $3.1 million in mortgage-backed securities, $2.0 million in investment securities, $1.3 million in loans and other miscellaneous fixed assets. There were no gains on sales of assets during the six month period ended June 30, 2001.

      Noninterest expense. Noninterest expense amounted to $5.7 million for the six months ended June 30, 2002, compared to $3.1 million for the six months ended June 30, 2001. This increase of $2.6 million was primarily due to an $877,000 increase in compensation and a $379,000 increase in occupancy expense associated the operation of three additional full-service branch offices. Also, the Bank incurred increased expenses associated with servicing the Bank's growing demand deposit account portfolio, additional costs associated with the changing of the Bank's name from Gaston Federal Bank to Citizens South Bank, and expenses associated with converting the acquired Bank's computer system and back-office operations. During the quarter ended March 31, 2002, the Bank successfully consolidated the back-office operations of the accounting department, payroll processing, loan administration, marketing, and human resources. In addition, the core data processing systems were converted to the Bank's existing core data processing system. These operations were consolidated with limited disruption of normal operations and have begun to improve our overall efficiency.

      During the six month period ended June 30, 2002, the Company recognized a loss of $17,000 from the sale of various investment securities, repossessed assets, and fixed assets. During the period ended June 30, 2001, the Company recognized a loss of $9,000 from the sale of $1.2 million in investment securities and miscellaneous fixed assets.

      Income taxes. Income taxes amounted to $1.2 million, or 36.1% of taxable income, for the six months ended June 30, 2002, as compared to $459,000, or 31.0% of taxable income, for the six months ended June 30, 2001. The increase in the overall tax rate was due to a lower percentage of income being derived from tax-advantaged assets such as municipal securities, bank-owned life insurance, and government agency securities.

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

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of June 30, 2002, Citizens South Bank's level of capital exceeded all applicable regulatory requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

Submission of Matters to a Vote of Security Holders

      The following proposals were considered and acted upon at the Annual Meeting of Stockholders of the Company held on May 13, 2002:

Proposal 1: To consider the election of four Directors to the Board of Directors.

      Martha B. Beal             For 3,836,494            Withheld 8,270
      James J. Fuller            For 3,836,494            Withheld 8,270
      Charles D. Massey          For 3,836,494            Withheld 8,270
      Ronald E. Bostian          For 3,836,494            Withheld 8,270

Proposal 2: To consider the approval of an amendment to the Company's Charter to change the name of the Company to Citizens South Banking Corporation;

      For  3,832,148             Against  11,030          Abstain  1,586

Proposal 3: To consider the ratification of the appointment of Cherry, Bekaert & Holland, LLP, as auditors for the Company for the fiscal year ending December 31, 2002.

      For  3,841,737             Against  2,656           Abstain    371

No other business came before the meeting.

Exhibits and Report on Form 8-K.

      There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                 Citizens South Banking Corporation


Date: August 13, 2002            By:   /s/ Kim S. Price
                                      ------------------------------------------
                                      Kim S. Price
                                      President and Chief Executive Officer


Date: August 13, 2002            By:    /s/ Gary F. Hoskins
                                       -----------------------------------------
                                      Gary F. Hoskins
                                      Senior Vice President, Chief Financial
                                      Officer and Treasurer