Form 10-Q
period 2002-09-30
CITIZENS SOUTH BANKING CORP
filed 2002-11-13
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________________


                         Commission File Number 0-23971

                       Citizens South Banking Corporation
             (Exact name of registrant as specified in its charter)

              Delaware                                   54-2069979
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

                             Common stock, $0.01 par
                       value 9,062,752 shares outstanding
                            as of November 12, 2002.

Citizens South Banking Corporation

                                      INDEX
                                                                            Page

PART I.  FINANCIAL INFORMATION

       Item 1.  Consolidated Financial Statements..........................    2

            Consolidated Statements of Financial Condition
                  September 30, 2002 and December 31, 2001 ................    2

            Consolidated Statements of Operations
                Three months ended September 30, 2002 and 2001
                and nine months ended September 30, 2002 and 2001 .........    3

            Consolidated Statements of Comprehensive Income
                Nine months ended September 30, 2002 and 2001 .............    4

            Consolidated Statements of Cash Flows
                Nine months ended September 30, 2002 and 2001 .............    5

            Notes to Consolidated Financial Statements ....................    6

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................    9

       Item 3. Quantitative and Qualitative Disclosures About Market Risk .   14

       Item 4. Controls and Procedures ....................................   15

PART II. OTHER INFORMATION ................................................   15

Exhibit 99.1  Statement of Chief Executive Officer Furnished
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...   20

Exhibit 99.2 Statement of Chief Financial Officer Furnished
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ....   21

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Citizens South Banking Corporation
Consolidated Statements of Financial Condition
(in thousands, except per share data)

                                                                              September 30,  December 31,
                                                                                  2002          2001
                                                                                  ----          ----
                                                                               (unaudited)
Assets:
Cash and due from banks .....................................................   $   6,448    $   6,047
Interest-earning bank balances ..............................................      93,412       14,892
                                                                                ---------    ---------
   Cash and cash equivalents ................................................      99,860       20,939
Investment securities available-for-sale, at fair value .....................      35,515       25,946
Mortgage-backed and related securities available-for-sale, at fair value ....      26,810       25,405
Loans, net ..................................................................     310,912      334,321
Real estate owned ...........................................................       1,298        1,470
Accrued interest receivable .................................................       2,120        1,727
Premises and equipment, net .................................................       8,628        8,640
Federal Home Loan Bank stock ................................................       3,390        3,893
Cash value of life insurance policies .......................................       6,746        6,479
Core deposit intangible .....................................................       1,639        2,447
Goodwill ....................................................................       6,630        6,581
Other assets ................................................................       6,249        9,733
                                                                                ---------    ---------
   Total assets .............................................................   $ 509,797    $ 447,581
                                                                                =========    =========

Liabilities and Stockholders' Equity:
Demand deposit accounts .....................................................   $  33,910    $  33,283
Money market deposit accounts ...............................................      29,320       29,489
Savings accounts ............................................................      43,893       44,011
Time deposits ...............................................................     234,574      246,909
                                                                                ---------    ---------
   Total deposits ...........................................................     341,697      353,692
Borrowed money ..............................................................      62,040       42,057
Advances from borrowers for taxes and insurance .............................       1,099          515
Accrued interest payable ....................................................         634          414
Other liabilities ...........................................................       8,456        9,273
                                                                                ---------    ---------
   Total liabilities ........................................................     413,926      405,951

Common stock, $0.01 par value, 20,000,000 shares authorized, 9,062,752 issued and outstanding at September 30, 2002, $1.00 par value, 20,000,000
   shares authorized, 4,581,034 shares issued at December 31, 2001 ..........          91        4,581
Additional paid-in-capital ..................................................      68,381       16,843
Unallocated common stock held by Employee Stock Ownership Plan ..............      (2,207)      (1,239)
Retained earnings, substantially restricted .................................      28,007       25,105
Accumulated unrealized gain on securities available-for-sale, net of tax ....       1,599        1,116
Treasury stock of 371,600 shares at cost at December 31, 2001 ...............           0       (4,776)
                                                                                ---------    ---------
   Total stockholders' equity ...............................................      95,871       41,630
                                                                                ---------    ---------

Total liabilities and stockholders' equity ..................................   $ 509,797    $ 447,581
                                                                                =========    =========

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                           Three Months          Nine Months
                                                        Ended September 30,   Ended September 30,
                                                        -------------------   -------------------
                                                           2002     2001        2002       2001
                                                           ----     ----        ----       ----
Interest income:
Loans .................................................   $5,302   $3,091      $16,316   $ 9,393
Investment securities .................................      386      421        1,064     1,386
Interest-bearing deposits .............................      130      215          345       771
Mortgage-backed and related securities ................      336      363          921     1,127
                                                          ------   ------      -------   -------
  Total interest income ...............................    6,154    4,090       18,646    12,677

Interest Expense:
Deposits ..............................................    1,958    1,848        6,077     5,938
Borrowed funds ........................................      575      593        1,672     1,813
                                                          ------   ------      -------   -------
  Total interest expense ..............................    2,533    2,441        7,749     7,751
                                                          ------   ------      -------   -------

Net interest income ...................................    3,621    1,649       10,897     4,926

Provision for loan losses .............................       70       30          205        90
                                                          ------   ------      -------   -------

  Net interest income after provision for loan losses .    3,551    1,619       10,692     4,836

Noninterest Income:
Service charges and fee income on deposit accounts ....      598      459        1,691     1,301
Income on mortgage banking and other lending activities      183       84          497       294
Dividends on Federal Home Loan Bank stock .............       45       25          144       113
Commissions on sale of financial products .............       30       40          123       111
Gain on sale of assets ................................       11        0          119         0
Other income ..........................................      199      131          414       335
                                                          ------   ------      -------   -------
Total noninterest income ..............................    1,066      739        2,988     2,154

Noninterest Expense:
Compensation and benefits .............................    1,333      940        3,980     2,710
Occupancy .............................................      353      179        1,062       510
Federal deposit insurance premiums ....................       15        9           47        25
Professional services .................................       52       46          230       146
Data processing expense ...............................       37       39          170       125
Advertising and promotions ............................      104       42          285       128
Amortization of intangible assets .....................      200        0          808         0
Loss on sale of assets ................................        0        0           17         9
Prepayment fee on FHLB advances .......................        0        0           65         0
Other expenses ........................................      672      412        1,846     1,165
                                                          ------   ------      -------   -------
  Total noninterest expense ...........................    2,766    1,667        8,510     4,818

Income before income taxes ............................    1,851      691        5,170     2,172

Provision for income taxes ............................      651      230        1,847       689
                                                          ------   ------      -------   -------

Net income ............................................   $1,200   $  461      $ 3,323   $ 1,483
                                                          ======   ======      =======   =======

Per Share Data:
Net income - basic ....................................   $ 0.14   $ 0.05      $  0.38   $  0.17
Net income - diluted ..................................     0.13     0.05         0.37      0.17
Cash dividends paid ...................................    0.037    0.035        0.111     0.105
Book value ............................................    10.37     9.74        10.37      9.74

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                -----------------
                                                                                  2002       2001
                                                                                  ----       ----

Net income ..................................................................   $ 3,323    $1,483
Other comprehensive income, net of tax:
    Unrealized gains on securities available for sale:
        Unrealized holding gains arising during period ......................       528       804
        Reclassification adjustment for (gains) losses included in net income       (45)        6
                                                                                -------    ------
    Other comprehensive income ..............................................       483       810
                                                                                -------    ------

Comprehensive income ........................................................   $ 3,806    $2,293
                                                                                -------    ------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                        -----------------
                                                                                        2002         2001
                                                                                        ----         ----

Cash flows from operating activities:
  Net income ......................................................................   $  3,323    $  1,483
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ...................................................        205          90
      Depreciation ................................................................        609         302
      (Gain) loss on sale of investments, available for sale ......................        (70)          9
      (Gain) on sale of other assets ..............................................        (33)          0
      Purchase of bank-owned life insurance .......................................          0      (2,578)
      Deferred loan origination fees ..............................................        (26)        (72)
      Allocation of shares to the ESOP ............................................         85          85
      (Increase) decrease in accrued interest receivable ..........................       (393)         49
      Amortization of intangible assets ...........................................        808           0
      (Increase) decrease in other assets .........................................      2,734         (45)
      (Decrease) in other liabilities .............................................       (597)       (228)
                                                                                      --------    --------
        Net cash provided by (used for) operating activities ......................      6,645        (905)

Cash flows from investing activities:
  Net (increase) decrease in loans receivable .....................................     21,837      (6,942)
  Proceeds from the sale of loans .................................................      1,418           0
  Proceeds from the sale of investment securities .................................      2,000           0
  Proceeds from the sale of mortgage-backed securities ............................      3,066       1,257
  Proceeds from the sale of other assets ..........................................        327         196
  Maturities and prepayments of investment securities .............................      3,902      10,720
  Maturities and prepayments of mortgage-backed securities ........................      9,746       5,716
  Purchases of investments ........................................................    (15,000)     (5,420)
  Purchases of mortgage-backed securities .........................................    (13,826)     (9,041)
  Sale of FHLB stock ..............................................................        503           0
  Net cash flows from other investing activities ..................................       (620)     (1,192)
                                                                                      --------    --------
        Net cash provided by (used for) investment activities .....................     13,353      (4,706)

Cash flows from financing activities:
  Net increase (decrease) in deposits .............................................    (11,995)     12,224
  Issuance of additional common stock .............................................     50,483           0
  Dividends paid to stockholders ..................................................       (421)       (398)
  Repurchase of common stock ......................................................          0        (115)
  Exercise of stock options .......................................................        289           0
  Net increase (decrease) in borrowed money .......................................     19,984        (579)
  Increase in advances from borrowers for insurance and taxes .....................        583         566
                                                                                      --------    --------
        Net cash provided by financing activities .................................     58,923      11,698

Net increase in cash and cash equivalents .........................................     78,921       6,087

Cash and cash equivalents at beginning of period ..................................     20,939      26,709
                                                                                      --------    --------

Cash and cash equivalents at end of period ........................................   $ 99,860    $ 32,796
                                                                                      ========    ========

See accompanying notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

      In management's opinion, the accompanying consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2002 and 2001, in conformity with generally accepted accounting principles. Results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

      The consolidated financial statements include the accounts of Citizens South Banking Corporation (the "Company") and the Company's wholly-owned subsidiary, Citizens South Bank (the "Bank").

      Per share amounts and average shares outstanding have been adjusted to reflect the 2.1408-for-1 exchange ratio used in the stock offering that closed on September 30, 2002, discussed in Note B.

      The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000, filed as part of the Company's annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

      The Company's critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management's opinion of an amount that is adequate to absorb losses in the Company's existing portfolio. The allowance for loan losses is established through a provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Company's allowance for loan losses could result in material changes in the Company's consolidated financial condition or consolidated financial results of operations. The Company's policies with respect to the methodology for determining the allowance for loan losses involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

Note B - Mutual-to-Stock Conversion and Related Stock Offering

      On September 30, 2002, the mutual-to-stock conversion of Citizens South Holdings, MHC, the mutual holding company (the "Mutual Holding Company") of Citizens South Banking Corporation, the predecessor of the Company, and the related stock offering of the Mutual Holding Company's ownership in Citizens South Banking Corporation were completed. In conjunction with the stock offering, the Company sold 5,259,945 shares of common stock at $10.00 per share, which represented the "super maximum" range of the stock offering. As a result of the stock offering, the Company now has 9,062,752 shares of common stock outstanding. Net proceeds from the stock offering amounted to $45.6 million.

      Prior to the completion of the conversion, the Mutual Holding Company owned 2,457,007 shares, or approximately 58.4% of the outstanding shares of capital stock in Citizens South Banking Corporation. Upon conversion, each share of the par value common stock of Citizens South Banking Corporation held by the public was exchanged for 2.1408 shares of $0.01 par value common stock of the Company which preserved the previous shareholders' interest in Citizens South Banking Corporation. As a result, all historical financial information that is based on or derived from the actual or average number of outstanding shares of common stock during any period prior to September 30, 2002, has been appropriately adjusted to reflect the exchange ratio of 2.1408-to-1. The conversion was accounted for as a change in corporate form with no subsequent change in historical basis for the Company's assets, liabilities, and equity.

Note C - Earnings per Share

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended September 30, 2002 and 2001, basic earnings per share has been computed based upon the weighted average common shares outstanding of 8,790,445 and 8,710,005, respectively. For the nine months ended September 30, 2002 and 2001, basic earnings per share has been computed based upon the weighted average common shares outstanding of 8,779,548 and 8,734,725, respectively.

      The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2002 and 2001 (in thousands, except share data):

                                         Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                           -------------              -------------
                                         2002           2001        2002         2001
                                         -----         -----        ----         ----

Net income ........................   $    1,200   $      461   $    3,323   $    1,483

Weighted average outstanding shares    8,790,445    8,710,005    8,779,548    8,734,725
Dilutive effect of stock options ..      154,741       67,943       83,493       24,836
                                      ----------   ----------   ----------   ----------
Weighted average diluted shares ...    8,945,186    8,777,948    8,863,041    8,759,561

Diluted  earnings per share .......   $     0.13   $     0.05   $     0.37   $     0.17

Note D - Stock Compensation Plans

      On April 12, 1999, the Company's shareholders approved the Citizens South Bank 1999 Stock Option Plan that provided for the issuance of 452,425 options for directors and officers to purchase the Company's common stock. As of September 30, 2002, 380,401 options had been awarded under the plan at a weighted average exercise price of $5.72, determined based on the fair market value of the Company's stock on the award date, and at a weighted average contractual life of 81 months. There were 294,451 options fully vested as of September 30, 2002, of which 64% were incentive and 36% were non-statutory stock options. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the Stock Option Plan described above and, accordingly, no compensation expense has been recognized in connection with the granting of the stock options.

Note E - Dividend Declaration

      On October 21, 2002, the Board of Directors of the Company approved and declared a regular cash dividend of $0.05 per share of common stock to shareholders of record as of November 1, 2002, and payable on November 15, 2002.

Note F - Impact of Recently Adopted Accounting Standards

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements provided that the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in the Company's forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward looking statements include, but are not limited to, general economic conditions that are less favorable than expected, changes in market interest rates that result in reduced interest margins, risks in the loan portfolio, including prepayments, are greater than expected, legislation or regulatory changes that have a less than favorable impact on the business of the Company are enacted, and competitive pressures increase significantly. Statements included in this report should be read in conjunction with the Company's Annual Report on Form 10-KSB which is incorporated into this discussion by this reference. Forward looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Recent Events

      On September 30, 2002, the mutual-to-stock conversion of the Mutual Holding Company and the related stock offering of the Mutual Holding Company's ownership in Citizens South Banking Corporation, a federal corporation ("Citizens South") were completed. Prior to the completion of the conversion, the Mutual Holding Company owned 2,457,007 shares, or approximately 58.4% of the outstanding shares of common stock in Citizens South. Upon conversion, each share of Citizens South's common stock currently held by the public were exchanged for 2.1408 shares of the Company, which preserved the previous shareholders' interest in the Company. The name and Nasdaq trading symbol for Citizens South did not change. The operations of the Mutual Holding Company were discontinued. In conjunction with the stock offering, the Company sold 5,259,945 shares of common stock at $10.00 per share, which represented the "super maximum" range of the stock offering. Net proceeds raised were $45.6 million. As a result of the stock offering, the Company had 9,062,752 shares of common stock outstanding as of September 30, 2002. Net proceeds will be used for general corporate purposes and may be used to pay cash dividends, repurchase common stock, increase lending activities in existing markets, or expand the Company's business opportunities through acquisitions of financial services companies or establishing new branches. Initially these funds will be used to purchase short-term investment securities and mortgage-backed securities.

Comparison of Financial Condition

      Assets. Total assets of the Company increased by $62.2 million, or 13.9%, from $447.6 million as of December 31, 2001, to $509.8 million as of September 30, 2002. This increase was primarily due to the receipt of $69.9 million in orders for the stock offering that was completed on September 30, 2002. This amount includes $23.0 million in over-subscriptions which were returned to investors after the close of the stock offering and will result in a subsequent decrease in assets. The net proceeds received in the offering amounted to $45.6 million, based on the sale of $52.6 million in stock and $1.2 million in costs associated with the conversion.

      During the period, cash and cash equivalents increased by $78.9 million to $99.9 million due to the recently completed stock offering. Investment securities increased by $9.6 million to $35.5 million and mortgage-backed securities increased by $1.4 million to $26.8 million. These increases were primarily funded by higher than normal loan prepayments. Net loans decreased by $23.4 million to $310.9 million due to accelerated prepayments as many borrowers refinanced their loans due to the historically low interest rate environment. Most of these prepayments were concentrated in the one-to-four family dwelling portfolio which decreased by $33.8 million, or 15.9%, to $179.3 million. The portfolio of one-to-four family residential loans decreased due to the fact that management typically originates all new fixed-rate residential loans in the name of various third party investors. By closing and funding these loans in the name of a third party, Company reduces its overall vulnerability to rising interest rates and immediately recognizes fee income from the origination of these loans. In addition, this program allows the Bank to offer a broader range of mortgage loan products to its customers. During the same period, the combined gross portfolios for all other loans, including multifamily residential, commercial mortgage, land, commercial business, and consumer loans, increased by $9.6 million, or 7.4%, to $139.3 million. Management will continue to seek to grow these loan portfolios in a safe and sound manner with an emphasis on adjustable-rate loans or shorter-term fixed rate loans.

      As of September 30, 2002, nonperforming loans amounted to $710,000, or 0.22% of gross loans, and nonperforming assets amounted to $2.0 million, or 0.39% of total assets, compared to nonperforming loans of $836,000, or 0.25% of gross loans and nonperforming assets of $2.3 million, or 0.52% of total assets, as of December 31, 2001. The Company's allowance for loan loss reserves amounted to $3.0 million, or 0.93% of gross loans as of September 30, 2002, compared to $3.1 million, or 0.91% of gross loans as of December 31, 2001.

      Liabilities. Total liabilities increased by $8.0 million, or 2.0%, from $405.9 million as of December 31, 2001, to $413.9 million as of September 30, 2002. This increase was primarily due to the $23.0 million in stock over-subscriptions which were reported as borrowed money. These funds were returned to the investors after the close of the stock offering. This increase was partially offset by the prepayment of a $1.5 million Federal Home Loan Bank advance and a decrease in total deposits of $12.0 million, or 3.4%, to $341.7 million as of September 30, 2002. A large portion of this decrease in deposits was attributable to the withdrawal of $4.7 million for the purchase of stock in the Company's stock offering. Most of the remaining decrease in deposits was concentrated in higher-costing time deposits. During the nine month period ended September 30, 2002, time deposits decreased by $12.3 million, or 5.1%, to 234.6 million. Core deposits, including checking accounts, savings accounts, and money market deposit accounts, increased by $340,000, or 0.3%, to $107.1 million. Management plans to continue in its efforts to gain deposit market share through new product development and branch expansion with an emphasis on core deposits.

      Borrowed money, excluding the stock over-subscriptions, was comprised of $39.0 million in various callable and fixed-term Federal Home Loan Bank advances and $1.7 million in repurchase agreements as of September 30, 2002, compared to $40.5 million in Federal Home Loan Bank advances and $1.6 million in repurchase agreements as of December 31, 2001.

      Equity. Total equity increased by $54.2 million, or 130.3%, from $41.6 million as of December 31, 2001, to $95.9 million as of September 30, 2002. This increase was primarily due to sale of 5,259,945 shares of common stock for $10.00 per share in conjunction with the mutual-to-stock conversion that was competed on September 30, 2002. Existing public shares in the Citizens South were exchanged for new shares in the Company at a 2.1408-to-1 ratio, resulting in a total of 9,062,752 outstanding shares with a $0.01 par value. Included in the stock sale were 105,199 shares purchased for the Company's ESOP, representing 2.0% of the total stock sold. Also during the period the Company recognized $3.3 million in earnings and a $482,000 increase in accumulated unrealized gains on available-for-sale securities. The Company also paid $421,000 in cash dividends which resulted in a decrease in equity.

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001

      General. Net income for the Company for the three months ended September 30, 2002, amounted to $1.2 million, or $0.14 per share, as compared to $461,000, or $0.05 per share, for the three months ended September 30, 2001.

      Net interest income. Net interest income increased by $2.0 million, or 119.6%, to $3.6 million for the three months ended September 30, 2002. This increase was primarily due to the acquisition of Innes Street Financial Corporation on December 31, 2001, the effects of which were partially offset by lower market interest rates during 2002. Interest income increased by $2.1 million, or 50.5%. This increase was the result of a $166.5 million, or 67.5%, increase in average interest-earning assets to $413.2 million. This increase was partially offset by a 50 basis point decrease in the average yield on earning assets to 6.08%. Interest expense decreased by $92,000, or 3.8%, during the period. This reduction in interest expense was due to a 196 basis point reduction in the average cost of funds to 2.59%. The effects of the decrease in the average cost of funds was significantly offset by a $175.4 million, or 82.4%, increase in average interest-bearing liabilities to $388.1 million. The net interest margin for the Company was 3.17% for the quarter ended September 30, 2002, compared to 2.47% for the quarter ended September 30, 2001.

      Provision for loan losses. The provision for loan losses amounted to $70,000 for the three months ended September 30, 2002, compared to $30,000 for the three months ended September 30, 2001. The amount of the provision for loan losses was increased, in part, due to the increased loan volume resulting from the acquisition of Innes Street and a continued emphasis on commercial and consumer loans, rather than residential mortgage loans. Management establishes the provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. There have been no material changes in management's methods for determining the provision for loan losses during the past year. The allowance for loan losses was $3.0 million, or 0.93% of gross loans, as of September 30, 2002, compared to $1.6 million, or 0.93% of gross loans, as of September 30, 2001. Future loan loss provisions will be made based on management's analysis and review of the information cited above.

      Noninterest income. Noninterest income amounted to $1.1 million for the three months ended September 30, 2002, as compared to $739,000 for the three months ended September 30, 2001. This increase of $327,000, or 44.3%, was primarily due to increased fees generated by the Bank's mortgage banking department and additional fee income derived from deposit products. Fee income derived from lending and mortgage banking activities increased $99,000, or 117.9%, due to higher residential loan originations resulting from historically low interest rates. These loans are generally originated on behalf of a third party and all fees collected are recognized as current period income. Income on deposit accounts increased $139,000, or 30.3%, due, in part, to the increased number of fee-generating demand deposit accounts resulting from the acquisition of three full-service branch offices. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Total demand deposit accounts increased by $9.6 million, or 39.6%, during the past 12 months to $33.9 million as of September 30, 2002.

      During the quarter ended September 30, 2002, the Company recognized a gain of $11,000 from the sale of $57,000 in loan participations, and $171,000 in real estate owned. There were no gains on sales of assets during the quarter ended September 30, 2001.

      Noninterest expense. Noninterest expense amounted to $2.8 million for the quarter ended September 30, 2002, compared to $1.7 million for the quarter ended September 30, 2001, an increase of $1.1 million, or 65.9%. This increase was primarily due to $393,000 in higher compensation and $174,000 in increased occupancy expenses associated with the Company's acquisition of three full-service branch offices. Also, the Company incurred $200,000 in amortization of intangible assets during the quarter ended September 30, 2002, compared to no such expense for the comparable period of 2001. This expense was related to the amortization of the core deposit premium, created as a result of the Company's acquisition of Innes Street Financial Corporation in December 2001. The core deposit intangible is being amortized over a seven year period using the accelerated method. In addition, the Company had increased expenses associated with servicing its growing demand deposit account portfolio during the quarter ended September 30, 2002. There were no losses on sale of assets during either of the quarters.

      Income taxes. Income taxes amounted to $651,000, or 35.2% of taxable income, for the quarter ended September 30, 2002, as compared to $230,000, or 33.3% of taxable income, for the quarter ended September 30, 2001. The increase in the overall tax rate was due to a lower percentage of income being derived from tax-advantaged assets such as municipal securities, bank-owned life insurance, and government agency securities.

Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

      General. Net income for the Company for the nine months ended September 30, 2002, amounted to $3.3 million, or $0.38 per share, as compared to $1.4 million, or $0.17 per share, for the nine months ended September 30, 2001.

      Net interest income. Net interest income increased by $6.0 million, or 121.2%, to $10.9 million for the nine months ended September 30, 2002. This increase was primarily due to the acquisition of Innes Street Financial Corporation on December 31, 2001, the effects of which were partially offset by lower market interest rates during 2002. Interest income increased by $6.0 million, or 47.1%. This increase was the result of a $159.3 million, or 65.2%, increase in average interest-earning assets to $403.8 million, the effects of which were partially offset by a 68 basis point decrease in the average yield on earning assets to 6.24%. Interest expense remained flat at $7.7 million during the periods. Average interest-bearing liabilities increased by $172.5 million, or 81.5%, to $384.3 million. The effects of the increase in average interest-bearing liabilities were significantly offset by a 222 basis point reduction in the cost of funds to 2.70%. The net interest margin for the Company was 3.24% for the nine month period ended September 30, 2002, compared to 2.49% for the nine month period ended September 30, 2001.

      Provision for loan losses. The provision for loan losses amounted to $205,000 for the nine months ended September 30, 2002, compared to $90,000 for the nine months ended September 30, 2001. The amount of the provision for loan losses was increased, in part, due to the increased loan volume resulting from the acquisition of Innes Street and a continued emphasis on commercial and consumer loans, rather than residential mortgage loans.

      Noninterest income. Noninterest income amounted to $3.0 million for the nine months ended September 30, 2002, as compared to $2.2 million for the nine months ended September 30, 2001. This increase of $834,000, or 38.7%, was primarily due to increased fees generated by the Company's mortgage banking department and additional fee income derived from deposit products. Fee income derived from lending and mortgage banking activities increased $203,000, or 69.0%, due to higher residential loan originations resulting from historically low interest rates. Income on deposit accounts increased $390,000, or 30.0%, due, in part, to the increased number of fee-generating demand deposit accounts resulting from the acquisition of three full-service branch offices.

      During the nine month period ended September 30, 2002, the Company recognized a gain of $119,000 from the sale of $3.1 million in mortgage-backed securities, $2.0 million in investment securities, $1.3 million in loans and miscellaneous real estate owned and fixed assets. There were no gains on sale of assets during the nine month period ended September 30, 2001.

      Noninterest expense. Noninterest expense amounted to $8.5 million for the nine months ended September 30, 2002, compared to $4.8 million for the nine months ended September 30, 2001. This increase of $3.7 million was primarily due to a $1.3 million increase in compensation and a $552,000 increase in occupancy expense associated the operation of three additional full-service branch offices. Also, the Company incurred increased expenses associated with servicing its growing demand deposit account portfolio. There were additional costs incurred during 2002 related to the acquisition of Innes Street, including changing the name of the Company and the Bank, converting the acquired bank's computer system to the Company's core processing system, and consolidating the back-office operations of the two companies. The consolidation of the back-office operations and the conversion of the computer systems were completed during the first quarter of 2002.

      During the nine month period ended September 30, 2002, the Company recognized a loss of $17,000 from the sale of miscellaneous fixed assets and real estate owned. During the nine month period ended September 30, 2001, the Company recognized a loss of $9,000 from the sale of $1.3 million in investment securities and miscellaneous fixed assets.

      Income taxes. Income taxes amounted to $1.8 million, or 35.7% of taxable income, for the nine months ended September 30, 2002, as compared to $689,000, or 31.7% of taxable income, for the nine months ended September 30, 2001. The increase in the overall tax rate was due to a lower percentage of income being derived from tax-advantaged assets such as municipal securities, bank-owned life insurance, and government agency securities.

Liquidity, Market Risk, and Capital Resources

      The objective of the Company's liquidity management policy is to ensure the availability of sufficient funds to meet the cash needs of borrowers and depositors and to provide funds necessary to maintain the normal operations of the Company. The Company's liquidity is primarily affected by fluctuations in deposit and lending activities, maturities of investments and borrowed money, and investments in capital improvements and market expansion. Its liquidity is also impacted by certain off-balance sheet items such as loan commitments, unfunded portions of construction loans, and unused lines of credit. At September 30, 2002, the Company had loan commitments of $11.6 million, undisbursed portions of construction loans of $5.4 million, and unused lines of credit of $58.5 million. Neither the Company nor its subsidiaries have incurred off-balance sheet obligations through the use of or investment in derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships, limited liability companies, or trusts.

      The Company's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, cash flows generated by investment and mortgage-backed securities, and growth in core deposits. As of September 30, 2002, the Company's cash and due from banks and interest-earning bank balances totaled $99.9 million compared to $20.9 million as of December 31, 2001. This $79.0 million increase was largely due to a $58.9 million increase in net cash provided by financing activities. These financing activities included the issuance of $50.5 million in common stock, a $20.0 million increase in borrowed money, and a $12.0 million decrease in deposits. The Company also generated $6.6 million in cash provided by operating activities, including $3.3 million in net income, and provided an additional $13.4 million in cash from investment activities. The funds received from investment activities included a $21.8 million decrease in loans, $15.0 million in purchases of investment securities, and $13.8 million in purchases of mortgage-backed securities. The Company refunded $23.0 million in stock over-subscriptions after the close of the stock offering on September 30, 2002. These funds were reported as borrowed money as of September 30, 2002.

      The Company's external sources of funds include increases in large denomination wholesale deposits and advances from the Federal Home Loan Bank of Atlanta ("FHLB"). If the Company requires funds beyond its internal funding capabilities, the Company has $88.5 million in additional advances available from its line of credit with the FHLB. These FHLB advances are secured by a blanket lien on first mortgage residential loans held by the Company. Given the Company's current liquidity position, availability of credit, and cash flows from internal sources, management believes that the Company has the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and commitments as opportunities arise.

      The Company's most significant form of market risk is interest rate risk, as the Company's assets and liabilities are sensitive to changes in interest rates. The Company's Asset / Liability Committee ("ALCO") is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. During the 2002 fiscal year, the Company sold $50.5 million in common stock which was held in interest-bearing bank deposits as of September 30, 2002. There were no other changes in the Company's asset or liability composition that could result in a material change in the Company's analysis of interest rate sensitivity as discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of September 30, 2002, Citizens South Bank's level of capital exceeded all applicable regulatory requirements. Citizens South Bank's Tier I capital was $56.2 million, or 11.27% of adjusted assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is included above in Item 2, Management's Discussion and Analysis, under the caption "Liquidity, Market Risk, and Capital Resources."

ITEM 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

            Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

      (b) Changes in internal controls.

            There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, any other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Legal Proceedings

      There are various claims and lawsuits in which the Bank is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Changes in Securities and Use of Proceeds

      A Plan of Conversion and Reorganization ("the Plan") to convert Citizens South Holdings, MHC (the "Mutual Holding Company") from mutual to stock form and to sell shares of common stock representing the Mutual Holding Company's interest in Citizens South was approved by the stockholders of Citizens South and the depositors of Citizens South Bank on September 25, 2002. The Company is a new Delaware corporation and is the successor of the previous Citizens South Banking Corporation, a federally-chartered company ("the Predecessor Company"). In connection with the Plan, the rights of the stockholders of the Company were changed from those of the Predecessor Company. A comparison of such stockholder rights was set forth in the Company's prospectus included in its registration statement on Form S-1 (Commission File Number 333-91498).

      Pursuant to the registration statement mentioned in the previous paragraph, the Company sold 5,259,945 shares of common stock at a price of $10.00 per share. In accordance with the Plan and pursuant to the registration statement, the stock was first offered to eligible depositors of Citizens South Bank. Such depositors subscribed for all the stock offered for sale. Keefe, Bruyette, and Woods, Inc. was engaged to assist in the marketing of the common stock. The stock offering was completed on

September 30, 2002, and resulted in gross proceeds of $52.6 million. Expenses related to the offering amounted to approximately $1.2 million, including the fees paid to Keefe, Bruyette, and Woods, Inc. Of the proceeds, $4.7 million were obtained from deposit withdrawals from the Bank and $1.1 million were used to purchase stock for the Bank's Employee Stock Ownership Plan. Net proceeds of the offering were approximately $45.6 million. An additional 3,802,807 shares were issued to existing shareholders based on an exchange ratio of 2.1408 new shares of common stock for each existing share. Cash was paid in lieu of fractional shares. Upon completion of the offering and exchange of shares, 9,062,752 shares were outstanding. The net assets of the Mutual Holding Company were transferred to Citizens South Bank upon completion of the conversion.

      Half of the net proceeds of the offering were placed in the Company and half were placed in Citizens South Bank. These funds will be used for general corporate purposes and may be used to pay cash dividends, repurchase common stock, increase lending activities in existing markets, or expand the Company's business opportunities through acquisitions of financial services companies or establishing new branches. Initially these funds will be used to purchase short-term investment securities and mortgage-backed securities.

Defaults Upon Senior Securities

      Not applicable.

Submission of Matters to a Vote of Security Holders

      The Company held a Special Meeting of Stockholders on September 25, 2002. The purpose of the meeting was to vote on the plan of conversion and reorganization pursuant to which Citizens South Holdings, MHC would be merged into Citizens South Bank, and Citizens South would be succeeded by the Company. As part of the conversion, shares of common stock representing Citizens South Holdings, MHC's ownership interest in Citizens South were offered for sale in a subscription and public offering. Common stock of Citizens South previously held by public shareholders at the time of conversion would be converted into new shares of the Company pursuant to an exchange ratio that would ensure that stockholders at the time of conversion would own the same percentage of the Company after the conversion as was held prior thereto, exclusive of any shares purchased by the stockholder in the offering and cash received in lieu of fractional shares. The Inspector of Election certified that the number of shares entitled to vote was 4,209,434 and that the number of shares present thereat in person or by proxy was 3,416,465. The votes were cast as follows:

      For       3,414,642
      Against       1,823
      Abstain           0

No other business came before the meeting.

Exhibits and Report on Form 8-K.

(a) Exhibits:

      99.1 Written statement of Chief Executive Officer furnished pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

      99.2 Written statement of Chief Financial Officer furnished pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) There were no reports filed on Form 8-K with the SEC during the quarter ended September 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                      Citizens South Banking Corporation


Date: November 13, 2002               By:   /s/ Kim S. Price
                                           -------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer


Date: November 13, 2002               By:   /s/ Gary F. Hoskins
                                           -------------------------------------
                                           Gary F. Hoskins
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kim S. Price, President and Chief Executive Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Citizens South Banking Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                          /s/ Kim S. Price
-----------------                          -----------------------------------
Date                                       Kim S. Price
                                           President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gary F. Hoskins, Chief Financial Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Citizens South Banking Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                                    /s/ Gary F. Hoskins
-----------------                                    ---------------------------
Date                                                 Gary F. Hoskins
                                                     Chief Financial Officer