Form 10-K
period 2002-12-31
CITIZENS SOUTH BANKING CORP
filed 2003-03-31
CIK 1051871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transaction period from ___________________ to ______________________

                         Commission File Number: 0-23971

                       CITIZENS SOUTH BANKING CORPORATION

             (Exact name of Registrant as specified in its Charter)

                DELAWARE                               54-2069979
  (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
   Incorporation or Organization)

    245 WEST MAIN AVENUE, GASTONIA, NORTH CAROLINA         28052-4140

    (Address of Principal Executive Office)                (Zip Code)

                                 (704) 868-5200

              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

         Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 126-2 of the Act YES |X| NO |_|

         As of March 12, 2003, 9,076,552 shares of common stock, $0.01 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates was $90.6 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Sections of the Preliminary Proxy Statement dated April 3, 2003 as filed pursuant to Section 14 of the Securities and Exchange Act of 1934 in connection with the 2003 Annual Meeting of Stockholders.

                       CITIZENS SOUTH BANKING CORPORATION
                                AND SUBSIDIARIES

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I
ITEM 1.           BUSINESS...........................................................................         1
ITEM 2.           PROPERTIES.........................................................................        36
ITEM 3.           LEGAL PROCEEDINGS..................................................................        37
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................        37

PART II
ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND
                      RELATED STOCKHOLDER MATTERS....................................................        38
ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA...............................................        39
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS.........................................................        41
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................        49
ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................        50
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................................        86

PART III
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................        87
ITEM 11.          EXECUTIVE COMPENSATION.............................................................        87
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                       AND RELATED STOCKHOLDER MATTERS...............................................        87
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................        87
ITEM 14.          CONTROLS AND PROCEDURES ...........................................................        87

PART IV
ITEM 15.          EXHIBITS, LISTS, AND REPORTS ON FORMS 8-K..........................................        88

SIGNATURES        ...................................................................................        95

PART I

ITEM 1.  BUSINESS

CITIZENS SOUTH BANKING CORPORATION

     Citizens South Banking Corporation (which changed its name from Gaston Federal Bancorp, Inc. on May 22, 2002) is a Delaware corporation that owns all of the outstanding common stock of Citizens South Bank (formerly known as Gaston Federal Bank). Citizens South Banking Corporation (also referred to as the "Company", the "Registrant", "we", "us", or "our") was organized on September 30, 2002, for the purpose of acting as the holding company for Citizens South Bank (the "Bank"). The Company's principal business activities are overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by the Company. The Company's assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. At December 31, 2002, the Company had consolidated assets of $492.6 million, deposits of $340.9 million, and stockholders' equity of $96.4 million. Also, as of December 31, 2002, there were 9,062,727 shares of the Company's common stock issued and outstanding. The common stock of the Company currently trades on the Nasdaq National Market under the ticker symbol CSBC. The Company's executive office is located at 245 West Main Avenue, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at this address is (704) 868-5200.

CITIZENS SOUTH BANK

     Citizens South Bank (which changed its name from Gaston Federal Bank on March 11, 2002) is a federally chartered savings bank headquartered in Gastonia, North Carolina. The Bank's principal business activity is offering FDIC-insured deposit accounts to local customers through its nine branch offices and investing those deposits, together with funds generated from operations and borrowings, in nonresidential mortgage loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities. The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank's results of operations are heavily dependent on net interest income, which is the difference between the income earned on loans and securities and the interest paid on deposits and borrowings. Results of operations are also materially affected by the Bank's provision for loan losses, gains or losses from the sales of assets, fee income generated from deposit and loan accounts, commissions earned from the sale of uninsured investment products, and noninterest expenses. The Bank's noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, and other noninterest expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

     Citizens South Bank is the successor entity to Gaston Federal Bank, which was established on December 31, 1904, as Gastonia Mutual Building and Loan Association under a charter from the State of North Carolina. Gastonia Mutual Building and Loan Association became Gastonia Mutual Savings and Loan Association on January 20, 1959. Gastonia Mutual converted to a Federal charter and became Gaston Federal Savings and Loan Association on June 10, 1981. On April 30, 1982, Mount Holly Federal Savings and Loan Association (formerly Mutual Building and Savings Association, which was established in 1937 in Mount Holly, North Carolina) merged into Gaston Federal. On April 9, 1998, Gaston Federal Savings and Loan Association reorganized into the mutual holding company structure and Gaston Federal Bancorp, Inc., its holding company, sold stock to the public. Gaston Federal became Gaston Federal Bank, a wholly-owned subsidiary of Gaston Federal Bancorp, Inc., which traded under the ticker symbol GBNK. On December 31, 2001, Gaston Federal Bancorp, Inc. acquired Innes Street Financial Corporation ("Innes Street"), of Salisbury, North Carolina, which merged into Gaston Federal

Bank. Innes Street was the holding company of Citizens Bank, Inc., which operated three full service branch offices as a North Carolina chartered savings bank established in 1907 in Salisbury, North Carolina. Gaston Federal Bank changed its name to Citizens South Bank on March 11, 2002. Gaston Federal Bancorp, Inc. changed its name to Citizens South Banking Corporation on May 22, 2002.

     On December 31, 2001, the Company acquired 100% of the outstanding shares of common stock of Innes Street and its wholly-owned subsidiary, Citizens Bank. Accordingly, the results of operations of Innes Street have been included in the consolidated financial statements of the Company since the acquisition effective at the close of business, December 31, 2001. The aggregate purchase price for the transaction was approximately $38 million. Innes Street and its subsidiary served the Salisbury, North Carolina, area for over ninety years by providing that community and the surrounding counties with general banking services. Citizens Bank operated three full-service branch offices in the North Carolina cities of Salisbury, Statesville, and Rockwell, North Carolina. At the time of the acquisition, Innes Street had total assets of $221.8 million, net loans of $170.5 million, total deposits of $175.4 million, and total liabilities of $183.9 million. The transaction was accounted for using the purchase method of accounting. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on December 31, 2001, which provides additional information about the acquisition and is incorporated herein by reference.

     Citizens South Bank has nine full-service branch offices in the North Carolina Counties of Gaston, Rowan, and Iredell. The Bank's executive office is located at 245 West Main Avenue, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at this address is (704) 868-5200.

MARKET AREA AND COMPETITION

     We consider our primary market area to be the North Carolina Counties of Gaston, Rowan, Iredell, Mecklenburg, Cabarrus, Lincoln, and Cleveland, and the South Carolina County of York. Our market area predominately centers in the suburbs surrounding the Metro region of Charlotte, which is the twenty-fifth largest city in the United States. Charlotte has a diverse economic base. Primary business sectors in the Metro Charlotte region include banking and finance, insurance, manufacturing, textiles, apparel, fabricated metals, construction, health care, transportation, retail trade, telecommunications, government services, and education. The Bank's corporate headquarters is located in Gastonia, North Carolina, which is located in the I-85 corridor, approximately 20 miles west of Charlotte, North Carolina.

     The Bank's corporate headquarters and five branch offices are located in Gaston County, North Carolina. These offices are located in the cities of Gastonia (three offices), Dallas, Mount Holly, and Stanley. According to data provided by the FDIC as of June 30, 2002, there were 12 banks and thrifts operating in Gaston County with $1.7 billion in deposits. As of June 30, 2002, the Bank had $163.9 million in deposits in Gaston County, or 10.6% of the total deposits in the county. This represents the third highest market share in the County.

     We also operate two branch offices in Rowan County, North Carolina, which is approximately 60 miles northeast of the corporate headquarters. These offices are located in the cities of Salisbury and Rockwell. According to data provided by the FDIC as of June 30, 2002, there were 11 banks and thrifts operating in Rowan County with $1.2 billion in deposits. As of June 30, 2002, the Bank had $115.5 million in deposits in Rowan County, or 9.8% of the total deposits in the county. This represents the fourth highest market share in the County.

     We have one branch office in Iredell County, North Carolina, in the city of Statesville, which is approximately 60 miles north of the corporate headquarters. According to data provided by the FDIC as of June 30, 2002, there were 11 banks and thrifts operating in Iredell County with $1.4 billion in deposits. As of June 30, 2002, the Bank had $48.4 million in deposits in Iredell County, or 3.35% of the total deposits in the county. This represents the ninth highest market share in the County. The Bank also has begun construction on another office in Iredell County in the city of Mooresville, North Carolina. Construction is expected to be completed in the second quarter of 2003.

EMPLOYEES

     As of December 31, 2002, the Company had 104 full-time and 10 part-time employees, none of whom is represented by a collective bargaining unit. Management believes its relationship with its employees is good.

LENDING ACTIVITIES

     GENERAL. At December 31, 2002, our net loans receivable totaled $299.9 million, or 60.9% of total assets at that date. In the past, we concentrated our lending activities on conventional first mortgage loans secured by one-to-four family properties. Currently, the Bank concentrates its lending activities on construction loans, nonresidential real estate loans, commercial business loans and consumer loans. A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area.

LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of our loan portfolio at the dates indicated. We had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                     December 31, 2002     December 31, 2001       December 31, 2000
                                  --------------------    ------------------      ------------------
                                    Amount     Percent    Amount      Percent     Amount     Percent
                                  --------------------    ------------------      ------------------
                                                         (Dollars in Thousands)
Real estate loans:
  One- to four family residential $148,843      48.26%   $196,572      57.33%   $109,907      66.43%
  Multifamily residential .......    8,962       2.91       8,696       2.54       2,003       1.21
  Construction ..................   15,321       4.97      16,525       4.82       9,597       5.80
  Nonresidential ................   61,984      20.10      49,235      14.36      12,925       7.81
                                  --------      -----    --------      -----    --------      -----
Total real estate loans .......    235,111      76.23     271,028      79.05     134,432      81.25
Commercial business loans .....     12,084       3.92       6,930       2.03      12,834       7.76
Consumer loans ................     61,213      19.85      64,883      18.92      18,183      10.99
                                  --------      -----    --------      -----    --------      -----
Total gross loans .............    308,408     100.00%    342,841     100.00%    165,449     100.00%
                                                =====                  =====                  =====
Less:
  Loans in process ..............    5,418                  5,306                  4,758
  Deferred loan fees, net .......       89                     78                    305
  Allowance for loan losses......    2,995                  3,136                  1,566
                                  --------               --------               --------
Total loans, net ..............   $299,906               $334,321               $158,820
                                  ========               ========               ========

                                     September 30, 2000    September 30, 1999      September 30, 1998
                                  --------------------    ------------------      ------------------
                                    Amount     Percent    Amount      Percent     Amount     Percent
                                  --------------------    ------------------      ------------------
                                                         (Dollars in Thousands)
Real estate loans:
  One- to four family residential $129,031      70.36%   $129,332      73.42%   $105,526      73.50%
  Multifamily residential .......    2,046       1.12       2,414       1.37       3,771       2.63
  Construction ..................    6,939       3.78       8,513       4.83      10,573       7.36
  Nonresidential ................   12,633       6.90       7,266       4.13       8,076       5.63
                                  --------      -----    --------      -----    --------      -----
Total real estate loans .......    150,649      82.16     147,525      83.75     127,946      89.12
Commercial business loans .....     15,552       8.48      17,019       9.67       6,629       4.62
Consumer loans ................     17,168       9.36      11,599       6.58       8,989       6.26
                                  --------      -----    --------      -----    --------      -----
Total gross loans..............    183,369     100.00%    176,143     100.00%     143,564    100.00%
                                                =====                  =====                  =====

Less:
  Loans in process ..............    4,544                  6,205                  5,152
  Deferred loan fees, net .......      325                    385                    501
  Allowance for loan losses......    1,537                  1,509                  1,411
                                  --------               --------               --------
Total loans, net ..............   $176,963               $168,044               $136,500
                                  ========               ========               ========

         ONE-TO-FOUR FAMILY REAL ESTATE LENDING. At December 31, 2002, our one-to-four family residential loan portfolio totaled $148.8 million, or 48.26% of our total loan portfolio. These loans are typically originated under terms, conditions and documentation that permit them to be sold to U.S. Government-sponsored agencies such as FNMA ("Fannie Mae") or FHLMC ("Freddie Mac"). These loans customarily include "due on sale" clauses, which give us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid. Our one-to-four family mortgage loans generally have maturities ranging from ten to thirty years and are fully amortizing with monthly or bi-weekly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. We require title insurance insuring the status of its lien or an acceptable attorney's opinion on all first mortgage loans where real estate is the primary source of security. We also require that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance. Pursuant to underwriting guidelines adopted by our Board of Directors, we can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan. For loans that have a loan-to-value ("LTV") ratio of more than 80%, we require private mortgage insurance for between 20% and 30% of the amount of the loan. We do not require private mortgage insurance for loans that have a LTV ratio of 80% or less.

         We offer both fixed- and adjustable-rate mortgage loans at competitive rates and terms. Our adjustable-rate mortgage ("ARM") loans typically provide for an interest rate which adjusts every year after an initial term of one, three, five, seven or ten years based on the one-year Treasury constant maturity index and are typically based on a 30-year amortization schedule. Our current ARM loans do not provide for negative amortization. Our ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5%, respectively. The retention of ARM loans in our loan portfolio helps to reduce our exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased payments due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow us to increase the sensitivity of our asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, we have no assurance that yields on ARM loans will be sufficient to offset increases in our cost of funds. We believe these risks, which have not had a material adverse effect on us to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

         In 1999, we began originating and closing substantially all fixed-rate mortgages as a broker for independent third parties on a servicing released basis. All loan documents are in the names of the third parties and borrowers have no recourse against us in connection with these loans. This process allows us to provide more competitive mortgage products in our market area including 15- and 30-year fixed-rate loans and long-term fixed-rate Federal Housing Administration and Veterans Administration products. We also benefit by being able to immediately record fee income we earn on these loans during the period in which the loan is closed and we can better manage our interest rate risk since long-term fixed-rate loans are not being retained in our loan portfolio.

         MULTIFAMILY RESIDENTIAL REAL ESTATE LENDING. At December 31, 2002, our multifamily residential real estate (more than four units) loan portfolio totaled $9.0 million, or 2.91% of our total loan portfolio. The majority of our multifamily residential real estate loans are secured by apartment buildings located in our primary market area. The interest rates on our multifamily residential real estate loans generally adjust at either one-, three-, or five-year intervals, based on the constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 5%, respectively, or adjust based on our prime rate. These loans are originated to amortize in a maximum of 20 years. We require appraisals of all properties securing multifamily residential real estate loans. Appraisals are performed by an independent appraiser designated by management. We consider the quality and location of the real estate, the credit of the borrower, the cash flow of the project, and the quality of management involved with the property. LTV ratios on our multifamily residential real estate loans are generally limited to 80%. As part of the criteria for underwriting multifamily residential real estate loans, we generally impose a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.25. It is also our policy to obtain personal guarantees from the principals of corporate borrowers on multifamily residential real estate loans.

         Multifamily residential real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. However, loans secured by such properties usually have higher balances and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four family residential mortgage loans. If the estimate of value proves to be inaccurate, in the event of default and foreclosure we may be in possession of a property that has insufficient value to assure full repayment. Because payments on such loans are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by limiting the maximum LTV ratio, strictly scrutinizing the financial condition and management capacity of the borrower, and the quality of the collateral securing the loan.

         CONSTRUCTION LENDING. At December 31, 2002, total construction loans amounted to $15.3 million, or 4.97% of the total loan portfolio. We generally originate residential construction-permanent loans to individuals who have a contract with a builder for the construction of their residence and speculative construction loans to local builders for purposes of building one-to-four family residential properties. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. Our staff, or an independent appraiser retained by us, reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on a percentage of completion. Monthly payment of accrued interest is required during the construction period.

         Our construction-permanent loans are typically made in connection with the granting of the permanent financing on the property. These loans convert to a fully amortizing three- or five-year adjustable- or fixed-rate loan at the end of the 12-month construction term. If the construction is not complete after 12 months, we will generally modify the loan so that the term is for a period necessary to complete construction. These loans are generally originated pursuant to the same policies regarding loan-to-value ratios and credit quality as are used in connection with loans secured by existing one-to-four family residential real estate.

         Our speculative construction loans are typically granted to local builders with an established relationship with us. These loans are typically for a term of 12 months at an interest rate tied to our prime lending rate. If the property is not sold at the end of the 12-month term, we will generally extend the loan for a period necessary to sell the property. These loans are underwritten based on the financial strength of the builder. In order to reduce our exposure, builders are typically limited in the number of outstanding unsold properties they may have with us at any one time.

         Construction lending affords us the opportunity to charge higher interest rates relative to permanent residential lending. However, construction lending is generally considered to involve a higher degree of risk than permanent residential lending because of the inherent difficulty in estimating a property's value at the completion of the construction. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at or prior to the maturity of the loan with a project the value of which is insufficient to collateralize the loan. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. We have attempted to minimize the foregoing risks by, among other things, limiting our construction lending primarily to residential properties located within our market area, requiring lien waivers from contractors prior to making disbursements, and holding back a portion of the loan proceeds until construction is complete.

         NONRESIDENTIAL REAL ESTATE LENDING. At December 31, 2002, our nonresidential real estate loans totaled $61.9 million, or 20.10% of the total loan portfolio. We originate mortgage loans for the acquisition and refinancing of nonresidential real estate properties and land. The majority of our nonresidential real estate properties are secured by office buildings, churches, retail shops, and land which are generally located in our primary market area. These loans generally have interest rates that are either fixed for a period of five to seven years, or adjust at either one-, three-, or five-year intervals, based on the constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 5%, respectively, or adjust based on our prime rate. These loans typically are originated to amortize in a maximum of 20 years. We require appraisals of all properties securing nonresidential real estate loans. Appraisals are performed by an independent appraiser designated by management. We consider the quality and location of the real estate, the credit of the borrower, the cash flow of the project, and the quality of management involved with the property. Loan-to-value ratios on our nonresidential real estate loans are generally limited to 80% of the appraised value of the secured property. As part of the criteria for underwriting nonresidential real estate loans, we generally impose a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.25 times. It is also our policy to obtain personal guarantees from the principals of corporate borrowers on nonresidential real estate loans.

         This type of lending affords us an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. However, loans secured by such properties usually have higher balances and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than residential mortgage loans. If the estimate of value proves to be inaccurate, in the event of default and foreclosure we may be in possession of a property that has insufficient value to assure full repayment. Because payments on such loans are often dependent on the successful development, operation, and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by limiting the maximum LTV ratio, strictly scrutinizing the financial condition and management capacity of the borrower, and the quality of the collateral securing the loan. We also obtain loan guarantees from financially capable parties based on a review of personal financial statements.

         COMMERCIAL BUSINESS LOANS. At December 31, 2002, we had $12.1 million of commercial business loans that represented 3.92% of the total loan portfolio. We originate commercial business loans to customers who are generally well known by us and are located in our primary market area. Commercial business loans may be either unsecured or secured by collateral other than real estate, such as vehicles, equipment, or stock. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower and any guarantors. The interest rates for our commercial business loans generally adjust based on our prime rate, or are fixed at the time of closing for a term of generally five to seven years. We generally require annual financial statements from our corporate borrowers and personal guarantees from the corporate principals. We also generally require an estimate of value for any collateral that secures the loan. Unsecured commercial business loans totaled $4.2 million as of December 31, 2002.

         Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and nonresidential real estate lending. Commercial business loans are often unsecured or secured by equipment or other business assets. The liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower and any guarantors, while liquidation of collateral is a secondary and often insufficient source of repayment

         CONSUMER LOANS. At December 31, 2002, our consumer loan portfolio totaled $61.2 million, or 19.85% of the total loan portfolio. We originate a variety of consumer loans including home equity lines of credit ("HELOCs"), second mortgage loans, loans secured by savings accounts, automobiles, recreational vehicles, and unsecured personal loans.

         The largest component of our consumer loan portfolio is home equity lines of credit, which totaled $49.2 million. Our HELOCs have variable interest rates that are tied to The Wall Street Journal prime lending rate (the "prime rate") and may adjust monthly, and generally mature in 15 years. The maximum LTV ratio on these loans is typically 90%, including the outstanding balance of any superior liens. Unused commitments to extend credit under these HELOCs totaled $43.3 million. HELOCs originated by us are typically secured by properties located in our normal lending area or to customers who have a relationship with us. These loans are generally underwritten to the same credit standards used when underwriting first mortgage loans. We also generally require title insurance and an independent estimate of value. HELOCs obtained from the acquisition of Innes Street were generally originated using a third party internet loan provider. These loans, which are secured by properties located in North Carolina, Georgia, and Virginia, were underwritten based on the applicant's credit history and the value of the collateral. Our lien position on these loans is covered by a either a title insurance policy or signed affidavit from the borrower verifying our lien position.

         Most of the other consumer loans are second mortgage loans obtained in the acquisition of Innes Street. These loans were generally originated using a third party internet loan provider and are secured by properties located in North Carolina, Georgia, and Virginia. The loans were underwritten based on the applicant's credit history and the value of the collateral. These loans typically have a fixed rate of interest and generally mature in 15 years. The maximum LTV ratio is 90%, including the outstanding balance of any superior liens. Our lien position on these loans is covered by either a title insurance policy or a signed affidavit from the borrower verifying our lien position.

         Other consumer loans are typically made to existing customers, although we actively solicit consumer loans by promotions and advertising directed at new prospective customers. We view consumer lending as an important part of our business because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, we believe that offering consumer loans helps to expand and create stronger ties to our customer base. Subject to market conditions, we intend to continue emphasizing consumer lending. Consumer loans not secured by real estate are made with fixed interest rates and have terms that generally do not exceed five years.

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. We employ strict underwriting procedures for consumer loans. These procedures include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes an evaluation of the proposed collateral for the loan. We underwrite and originate our consumer loans internally, which we believe limits our exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                      Real Estate Loans
                    ----------------------------------------------------
                    One-to-Four     Multi-
                       Family       Family                       Non-      Commercial
                    Residential   Residential  Construction  Residential    Business    Consumer        Total
                    ------------------------   -------------------------   ----------   --------     --------
                                                                 (In Thousands)
Amounts Due:
Within 1 year ......  $  3,266      $    0       $13,103      $10,910      $ 4,774      $   721      $ 32,774
Over 1 to 2 years ..       927         281           132        4,005        1,142          577         7,264
Over 2 to 3 years ..     1,147         300             0        3,022          943          715         6,127
Over 3 to 5 years ..     6,525          25             0       18,695        2,672        2,595        30,512
Over 5 to 10 years..    25,543       3,980             0       12,244        1,188        7,189        50,144
Over 10 to 20 years.    63,100       4,376           428       13,108        1,165       49,416       131,593
Over 20 years ......    48,335           0         1,659            0            0            0        49,994
                      --------      ------       -------      -------      -------      -------      --------
Total amount due ...  $148,843      $8,962       $15,321      $61,984      $12,084      $61,213      $308,408
                      ========      ======       =======      =======      =======      =======      ========


         The following table sets forth the dollar amount of all loans for which final payment is not due until after December 31, 2003. The table also shows the amount of loans which have fixed rates of interest and those which have adjustable rates of interest.

                                     Fixed Rates   Adjustable Rates     Total
                                     -----------   ----------------   --------
                                                    (In Thousands)
Real Estate Loans:
   One-to-four family residential .   $ 73,826        $ 71,751        $145,577
   Multifamily residential ........      5,259           3,703           8,962
   Construction ...................        959           1,260           2,219
   Nonresidential .................     15,073          36,001          51,074
                                        ------         -------         -------
Total real estate loans ...........     95,117         112,715         207,832
Commercial business ...............      4,213           3,097           7,310
Consumer loans ....................     10,516          49,976          60,492
                                        ------         -------         -------
   Total loans ....................   $109,846        $165,788        $275,634
                                      ========        ========        ========

         Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

         LOAN SOLICITATION AND PROCESSING. Our lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by our Board of Directors. Loan originations come from a number of sources. The customary sources of loan originations are real estate agents, home builders, walk-in customers, referrals and existing customers. Loan officers also call on local businesses soliciting commercial products. We advertise our loan products in various print media including the local newspaper. In our marketing, we emphasize our community ties, personalized customer service, and an efficient underwriting and approval process. We use professional fee appraisers for most residential real estate loans and construction loans and all commercial real estate and land loans. On new loan originations, we require hazard, title and, to the extent applicable, flood insurance on all security property.

         All loans (i) of $2.0 million or more, (ii) in any amount to borrowers with existing exposure to us of $2.0 million or more, or (iii) in any amount that when added to the borrower's existing exposure to us causes such total exposure to be $2.0 million or more, must be approved by our Board of Directors. All single loans in excess of $.5 million, regardless of the borrower's exposure to the Bank, must be approved by the Board of Directors. In addition, all unsecured loans of $400,000 or more must be approved by our Board of Directors. Loans of less than $2.0 million, or customers with exposure (including the proposed loan) of less than $2.0 million, or unsecured loans of less than $400,000, as applicable, may be approved individually or jointly by our lending officers within loan approval limits delegated by our Board of Directors. In addition, the Board of Directors has delegated "incremental" loan approval limits to certain lending officers which allows them to approve a new loan to an existing customer in an amount equal to, or less than, their incremental loan limit that would otherwise require approval by the Board of Directors or the additional approval of another lending officer. Any loan approved by a lending officer using their incremental loan limit must be ratified by the Board of Directors or approved by another lending officer, as applicable, after the loan has been made.

         LOAN ORIGINATIONS, SALES AND PURCHASES. The following table sets forth total loans originated and repaid during the periods indicated.


                                                                  At and For the Twelve Months Ended
                                                          -------------------------------------------------------
                                                                       December 31,                 September 30,
                                                          -------------------------------------     -------------
                                                          2002           2001           2000            2000
                                                                            (In Thousands)
Total loans receivable at beginning of period....    $   334,321     $   158,820    $   169,931    $   176,143
Total loan originations:
   One-to-four family residential................         14,594           1,419          3,700          4,951
   Multifamily residential.......................          1,365               0              0              0
   Construction..................................          8,843           8,849          3,800          2,716
   Nonresidential real estate....................         47,540          12,881          6,734          6,164
   Commercial business...........................         20,509          23,203         19,554         20,104
   Consumer......................................         42,060          22,119         19,485          18,083
                                                     -----------     -----------    -----------    -----------
Total loans originated...........................        134,911          68,471         53,274         52,018
Loans purchased..................................            125         170,527              0             20
Loans sold.......................................         (1,419)              0        (18,169)          (215)
Principal repayments.............................       (168,032)        (63,497)       (46,216)       (44,597)
                                                     -----------     -----------    -----------    -----------
Net loan activity................................        (34,415)        175,501        (11,111)         7,226
                                                     -----------     -----------    -----------    -----------
Total loans receivable at end of period..........    $   299,906     $   334,321    $   158,820     $  183,369
                                                     ===========     ===========    ============   ===========

         LOAN COMMITMENTS. We issue commitments for various types of loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from approval, depending on the type of transaction. At December 31, 2002, we had loan commitments (excluding undisbursed portions of interim construction loans of $5.4 million) of $8.8 million and unused commercial lines of credit of $12.5 million and unused consumer lines of credit of $44.3 million.

         LOAN FEES. In addition to interest earned on loans, we receive income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions. We charge loan origination fees that are generally calculated as a percentage of the amount borrowed. In accordance with applicable accounting standards, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. Fees collected on loans originated as a broker for independent third party investors are recognized in the period in which the loan is sold. We recognized $224,000, $106,000, $101,000, and $108,000 of deferred loan fees during the fiscal years ended December 31, 2002, December 31, 2001, December 31, 2000, and September 30, 2000, respectively, in connection with loan originations, refinancings, payoffs, sales and ongoing amortization of outstanding loans held in our loan portfolio.

         NONPERFORMING ASSETS AND DELINQUENCIES. When a borrower fails to make a required payment on a loan, we attempt to cure the deficiency by contacting the borrower and collecting the payment. Computer generated late notices are mailed 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and we will attempt to work out a payment schedule and actively encourage delinquent borrowers to seek home ownership counseling. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. Loans are placed on nonaccrual status generally if, in the opinion of management, principal or interest payments are not likely in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date the loan is placed on nonaccrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances can be reasonably expected. Our Board of Directors is informed monthly of the total amount of loans which are more than 30 days delinquent. Loans that are more than 90 days delinquent or in foreclosure are reviewed by the Board on an individual basis each month.

         The following table sets forth information with respect to our nonperforming assets at the dates indicated. As of such dates, we had no restructured loans within the meaning of SFAS No. 15.

                                                           December 31,             September 30,
                                                     -----------------------    ---------------------
                                                     2002      2001     2000    2000    1999     1998
                                                     ----      ----     ----    ----    ----     ----
                                                                 (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
    One-to-four family residential .............   $  329    $  756   $  236  $  211  $   94   $   970
    Multifamily residential ....................        0        70       71       0       0       177
    Construction ...............................       90         0        0       0       0         0
    Nonresidential real estate .................        0         0        0       0       0        91
Commercial business ............................       21       150       75       0       0         0
Consumer .......................................       76       196       97      46       0         0
                                                   ------    ------   ------  ------  ------   -------
Total nonaccrual loans .........................      516     1,172      479     257      94     1,238
Accruing loans which were contractually
      past due 90 days or more .................        0         0        0       0       0         0
                                                   ------    ------   ------  ------  ------   -------
Total nonperforming loans ......................      516     1,172      479     257      94     1,238
Real estate owned ..............................    1,307     1,470        0       0     259       247
                                                   ------    ------   ------  ------  ------   -------
Total nonperforming assets .....................   $1,823    $2,642   $  479  $  257  $  353     1,485
                                                   ======    ======   ======  ======  ======   =======
Nonaccrual loans and loans 90 days past due as a
    percentage of net loans ....................     0.17%     0.35%   0.30%   0.15%   0.06%     0.91%
Nonaccrual loans and loans 90 days past due as a
    percentage of total assets .................     0.11%     0.26%   0.19%   0.11%   0.04%     0.60%
Total nonperforming assets
      as a percentage of total assets ..........     0.37%     0.59%   0.19%   0.11%   0.15%     0.71%

         Interest income that would have been recorded for the fiscal years ended December 31, 2002, December 31, 2001, December 31, 2000, September 30, 2000, and September 30, 1999, had nonaccruing loans been current in accordance with their original terms amounted to $27,000, $26,000, $25,000, $13,000, and $10,000, respectively. We did not include any interest income on such loans for such periods.

         REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Generally, foreclosed assets are held for sale and such assets are carried at fair value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. At December 31, 2002, we had $1.3 million in real estate acquired in settlement of loans. The majority of this balance is comprised of one commercial office building with a net book value of $1.1 million. This property was under contract to sell for $1.1 million to an independent third party without financing assistance from us. This sale was completed in February 2003.

         RESTRUCTURED LOANS. Under U.S. Generally Accepted Accounting Principals ("GAAP"), we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrowers that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. We had no restructured loans as of December 31, 2002.

         ASSET CLASSIFICATION. The OTS has adopted various regulations regarding problem assets of financial institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, we establish specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by us.

         As of December 31, 2002, the aggregate amount of our assets classified as substandard was $5.5 million and $47,000 was classified as doubtful. There were no assets classified as loss. Included in the substandard classification was $1.8 million in one-to-four family dwelling loans, $25,000 in multifamily dwelling loans, $153,000 in nonresidential real estate loans, $2.0 million in commercial business loans, $223,000 in consumer loans, and $1.3 million in real estate owned. These loans were classified due to payment problems, bankruptcy, cash flow weakness, possible collateral deficiencies, or other weaknesses considered by management to warrant a substandard classification. The $47,000 classified doubtful represented five consumer and commercial loans granted to the same principal and secured by various vehicles. These loans were classified due to the payment history and problems with the principal's business. These loans are in various stages of collection. The aggregate amount designated special mention was $2.6 million. Assets designated special mention generally represent loans that are performing, but may have a slow payment history or other weakness considered by management to warrant a special mention designation. Pursuant to SFAS 114, management determined that impaired loans were not material as of December 31, 2002.

         As of December 31, 2001, the aggregate amount of our assets classified as substandard was $4.5 million and $150,000 was classified as doubtful. There were no assets classified as loss. Included in the substandard classification was $1.9 million in mortgage loans secured by one-to-four family dwellings, $102,000 in multifamily dwelling loans, $459,000 in nonresidential mortgage loans, $262,000 in commercial business loans, $294,000 in consumer loans, and $1.5 million in real estate owned. These loans were classified due to payment problems, bankruptcy, cash flow weakness, possible collateral deficiencies, or other weaknesses considered by management to warrant a substandard classification. The $150,000 doubtful classification represents a commercial business loan to a commercial borrower that has experienced cash flow problems. The aggregate amount designated special mention was $2.9 million. Assets designated special mention generally represent loans that are performing, but may have a slow payment history or other weakness considered by management to warrant a special mention designation. Pursuant to SFAS 114, management determined that impaired loans were not material as of December 31, 2001.

         ALLOWANCE FOR LOAN LOSSES. We have established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers to be impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the security of the loan. We increase our allowance for loan losses by charging provisions for loan losses against our income. Management's periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility. Generally, a provision for loan losses is charged against income monthly to maintain the allowance for loan losses.

         At December 31, 2002, we had an allowance for loan losses of $3.0 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses and for risks inherent in the remaining loan portfolios. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

         The following table sets forth an analysis of our allowance for loan losses.

                                                                         At and For the Twelve Months Ended
                                                 -------------------------------------------------------------------------------
                                                               December 31,                             September 30,
                                                 -------------------------------------     -------------------------------------
                                                    2002         2001           2000          2000         1999          1998
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                                               (Dollars in Thousands)
Gross loans outstanding ......................   $ 308,408     $ 342,841     $ 165,449     $ 183,369     $ 176,143     $ 143,564
                                                 =========     =========     =========     =========     =========     =========
Average loans outstanding ....................   $ 320,505     $ 166,574     $ 174,610     $ 174,176     $ 158,534     $ 141,322
                                                 =========     =========     =========     =========     =========     =========
Allowance at beginning of period .............   $   3,136     $   1,566     $   1,517     $   1,509     $   1,411     $   1,110
Allowance acquired in acquisition ............           0         1,553             0             0             0             0
Provision ....................................         225           120            52            30           105           300
Recoveries ...................................          17             1             1             1             1             5
Charge-offs:
  One-to-four family residential .............         (16)            0             0             0             0             0
  Nonresidential mortgage loans ..............        (175)            0             0             0             0             0
  Commercial business loans ..................        (150)            0             0             0             0             0
  Consumer loans .............................         (42)         (104)           (4)           (3)           (8)           (5)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Allowance at end of period ...................   $   2,995     $   3,136     $   1,566     $   1,537     $   1,509     $   1,411
                                                 =========     =========     =========     =========     =========     =========
Allowance for loan losses as a percentage
  of gross loans outstanding .................        0.97%         0.91%         0.95%         0.84%         0.86%         0.98%
                                                 =========     =========     =========     =========     =========     =========
Net loans charged off as a percentage of gross
  loans outstanding ..........................        0.12%         0.03%        --- %         --- %          ---%          ---%
                                                 =========     =========     =========     =========     =========     =========
Ratio of allowance to nonperforming loans ....      580.43%       267.58%       326.93%       598.05%     1,605.32%       113.97%
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

                                      December 31, 2002        December 31, 2001       December 31, 2000        September 30, 2000
                                    -------------------      -------------------     ---------------------    --------------------
                                              Percent of               Percent of              Percent of              Percent of
                                              Loans in Each            Loans in Each           Loans in Each           Loans in Each
                                              Category to              Category to             Category to             Category to
                                    Amount    Total Loans    Amount    Total Loans   Amount    Total Loans    Amount   Total Loans
                                    ------    -----------    ------    ----------    ------    -----------    ------   -----------
                                                                     (Dollars in Thousands)
Real estate loans:
  One-to-four family residential   $  475       48.26%     $  800       57.33%      $  400       66.43%     $  400      70.36%
  Multifamily residential ......      100        2.91         100        2.54           50        1.21          50       1.12
  Construction .................      150        4.97         150        4.82           55        5.80          50       3.78
  Nonresidential ...............      500       20.10         225       14.36           70        7.81          50       6.90
                                    -----       -----       -----       -----          ---       -----         ---      -----
Total real estate loans ........    1,225       76.23       1,275       79.05          575       81.25         550      82.16
Commercial business ............      600        3.92         744        2.03          500        7.76         500       8.48
Consumer loans .................    1,170       19.85       1,117       18.92          491       10.99         487       9.36
                                    -----       -----       -----       -----          ---       -----         ---      -----
Total allowance for loan losses    $2,995      100.00%     $3,136      100.00%      $1,566      100.00%     $1,537     100.00%
                                   ======      ======      ======      ======       ======      ======      ======     ======

                                     September 30, 1999       September 30, 1998
                                    -------------------      -------------------
                                              Percent of               Percent of
                                              Loans in Each            Loans in Each
                                              Category to              Category to
                                    Amount    Total Loans    Amount    Total Loans
                                    ------    -----------    ------    ----------
                                               (Dollars in Thousands)
Real estate loans:
  One-to-four family residential   $  700      73.42%      $  699       73.50%
  Multifamily residential ......       75       1.37           75        2.63
  Construction .................      100       4.83          125        7.36
  Nonresidential ...............      225       4.13          200        5.63
                                    -----       -----       -----       -----
Total real estate loans ........    1,110      83.75        1.099       89.12

Commercial business ............      273       9.67          104        4.62
Consumer loans .................      136       6.58          208        6.26
                                    -----       -----       -----       -----
Total allowance for loan losses    $1,509     100.00%      $1,411      100.00%
                                   ======     ======       ======      ======

INVESTMENT ACTIVITIES

         We purchase investment securities with excess liquidity arising when investable funds exceed loan demand. Our investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, investment grade corporate debt obligations, mortgage-backed securities and certain types of equity securities. Our investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, our liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on our credit and interest rate risk and risk-based capital is also considered.

The following table sets forth the amortized cost and fair value of our investment and mortgage-backed securities, at the dates indicated.

                                                           December 31, 2002               December 31, 2001
                                                 -------------------------------  --------------------------------
                                                                 Net                              Net
                                                 Amortized   Unrealized   Fair    Amortized   Unrealized    Fair
                                                    Cost     Gain(Loss)   Value     Cost      Gain(Loss)    Value
                                                  -------    ---------   -------   -------    ---------    -------
                                                                   (Dollars in Thousands)
Investment SecuritiesAvailable for Sale:
   U.S. Government and agency securities ......    25,053         568     25,621    11,902         202     12,104
   Municipal bonds ............................     7,413         276      7,689     6,205        (93)      6,112
   Trust preferred securities .................     2,000           0      2,000         0           0          0
   Corporate bonds ............................         0           0          0     4,020         141      4,161
                                                  -------     -------    -------   -------     -------    -------
Total investment securities ...................   $34,466     $   844    $35,310   $22,127     $   250    $22,377
                                                  =======     =======    =======   =======     =======    =======

 Mortgage-backed Securities Available for Sale:
   FHLMC ......................................    24,667         280     24,947     8,736          36      8,772
   FNMA .......................................    33,951         276     34,227     3,368          42      3,410
   GNMA .......................................     9,408         126      9,534    11,042          97     11,139
   SBA ........................................     1,720         (19)      1701     2,103         (19)     2,084
                                                  -------     -------    -------   -------     -------    -------
Total mortgage-backed securities ..............   $69,746     $   662     70,409   $25,249     $   156    $25,405
                                                  =======     =======    =======   =======     =======    =======
Other Investments Available for Sale:
   FHLMC common stock .........................        19       1,115      1,134        19       1,259      1,278
   Other equity securities ....................     3,244         (94)     3,150     2,248          43      2,291
                                                  -------     -------    -------   -------     -------    -------
Total other investments .......................   $ 3,263     $ 1,021    $ 4,284   $ 2,267     $ 1,302    $ 3,569
                                                  =======     =======    =======   =======     =======    =======


                                                          December 31, 2000
                                                  --------------------------------
                                                                 Net
                                                  Amortized   Unrealized    Fair
                                                   Cost       Gain(Loss)    Value
                                                  -------     ---------    -------
                                                       (Dollars in Thousands)
Investment SecuritiesAvailable for Sale:
   U.S. Government and agency securities ......    22,204        (92)    22,112
   Municipal bonds ............................     6,216       (179)     6,037
   Trust preferred securities .................         0          0          0
   Corporate bonds ............................     3,002         37      3,039
                                                  -------    -------    -------
Total investment securities ...................   $31,422    $  (234)   $31,188
                                                  =======    =======    =======
 Mortgage-backed Securities Available for Sale:
   FHLMC ......................................     5,241        (44)     5,197
   FNMA .......................................     2,829        (37)     2,792
   GNMA .......................................    11,230        (67)    11,163
   SBA ........................................     3,905       (102)     3,803
                                                  -------    -------    -------
Total mortgage-backed securities ..............   $23,205    $  (250)   $22,955
                                                  =======    =======    =======
Other Investments Available for Sale:
   FHLMC common stock .........................        19      1,303      1,322
   Other equity securities ....................       243         69        312
                                                  -------    -------    -------
Total other investments .......................   $   262    $ 1,372    $ 1,634
                                                  =======    =======    =======

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for our investment securities portfolio at December 31, 2002, by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                                    At December 31, 2002
                                   ---------------------------------------------------------------------------------------
                                    Less than 1 year       1 to 5 years          Over 5 to 10 years     Over 10 years
                                   ------------------  ---------------------    -------------------   ------------------
                                             Weighed               Weighted               Weighted              Weighted
                                    Book     Average    Book       Average       Book     Average      Book     Average
                                   Value    Yield (1)   Value      Yield (1)     Value    Yield (1)    Value    Yield (1)
                                   ------   ---------  -------     ---------    ------    ---------   ------    --------
                                                                (Dollars in Thousands)
U.S. Govt. and agency securities   $  998      6.22%    $18,093      3.51%      $5,962      6.34%    $    0      0.00%

Municipal bonds ................      516      6.01       2,215      5.02       2,706       5.72      1,976      6.70

Trust preferred securities .....        0      0.00           0      0.00           0       0.00      2,000      3.62
                                   ------    ------     -------    ------      ------     ------     ------    ------

Total ..........................   $1,514      6.15%    $20,308      3.68%      $8,668      6.15%    $3,976      5.15%
                                   ======    ======     =======    ======      =======    ======     ======    ======

                                       At December 31, 2002
                                    -----------------------------
                                         Total Securities
                                    -----------------------------
                                               Weighted
                                     Book      Average     Market
                                     Value     Yield (1)   Value
                                    -------    ---------  -------
                                        (Dollars in Thousands)
U.S. Govt. and agency securities    $25,053      4.29%    $25,621

Municipal bonds ................      7,413      5.79       7,689

Trust preferred securities .....      2,000      3.62       2,000
                                    -------    ------     -------
Total ..........................    $34,466      4.58%    $35,310
                                    =======    ======     =======

--------------------
(1) Yields on tax exempt obligations have been computed on a tax equivalent basis.

         BORROWINGS. We have the ability to use advances from the Federal Home Loan Bank of Atlanta ("FHLB") to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

         The following table summarizes our borrowings from the Federal Home Loan Bank of Atlanta.

                                                    For the Twelve Months Ended
                                     ----------------------------------------------------------
                                     December 31,   December 31,   December 31,   September 30,
                                        2002           2001           2000           2000
                                     ----------     -----------    -----------    -------------
                                                      (Dollars in Thousands)
Advances from FHLB:
Average balance outstanding ........   $39,759       $41,253       $40,931       $39,400
Maximum amount outstanding at any
 month during the year .............    46,500        42,500        42,500        43,500
Balance outstanding at end of year .    46,500        40,500        42,500        40,000
Weighted average interest rate
 during year .......................      5.50%         5.69%         5.83%         5.87%

NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. The following table sets forth certain information relating to the Company for the years ended December 31, 2002, 2001 and 2000. For the years indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made.

                                                                    At and For the Twelve Months Ended

                                           DECEMBER 31, 2002                December 31, 2001                December 31, 2000
                                    AVERAGE   INTEREST               Average     Interest             Average    Interest
                                  OUTSTANDING  EARNED/    YIELD/   Outstanding   Earned/   Yield/   Outstanding   Earned/    Yield/
                                    BALANCE     PAID       RATE      Balance      Paid      Rate      Balance      Paid       Rate
                                    -------    ------      ----      -------     ------     ----      -------     ------      ----
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Investment securities ........   $ 29,515   $ 1,482      5.02%    $ 29,150    $ 1,704    5.85%   $  31,484    $ 1,890      6.00%
  Mortgage-backed securities ...     28,765     1,402      4.87       25,221      1,434    5.69       21,641      1,455      6.72
  Interest-bearing bank deposits     37,963       600      1.58       24,707        993    4.02        2,925        168      5.74
  Loans receivable (1) .........    320,505    21,232      6.62      166,574     12,252    7.36      174,610     13,320      7.63
                                    -------    ------      ----      -------     ------    ----      -------     ------      ----
Total interest-earning assets ..    416,748    24,716      5.93      245,652     16,383    6.67      230,660     16,833      7.29
Noninterest-earning assets......     41,568                           17,148                          14,083
                                   --------                          -------                         -------
Total assets....................    458,316                          262,800                         244,743
                                   ========                          =======                         =======
Interest-bearing liabilities,:
  Demand deposit accounts.......     23,485       93       0.40       15,285       186    1.22        13,685        230      1.68
  Money market deposit accounts.     32,285      498       1.54       16,862       460    2.73        14,096        489      3.47
  Savings accounts..............     45,292      638       1.41       18,677       398    2.13        21,270        636      2.99
  Certificates of deposit.......    236,360    6,733       2.85      117,993     6,329    5.36       105,734      5,941      5.62
  Borrowed funds................     44,242    2,233       5.05       42,803     2,398    5.60        40,931      2,388      5.83
                                    -------    ------      ----      -------     ------    ----      -------     ------      ----
Total interest-bearing
  liabilities...................    381,664   10,195       2.67      211,620     9,771    4.62       195,716      9,684      4.95
                                              ------                             -----                            -----
Noninterest-bearing liabilities.     17,409                           10,304                           9,813
                                    -------                          -------                         -------
Total liabilities...............    399,073                          221,924                         205,529
                                    =======                          =======                         =======

Total equity....................     59,243                           40,876                          39,214
                                   --------                         --------                        --------
Total liabilities and equity....   $458,316                         $262,800                        $244,743
                                   ========                         ========                        ========
Net interest income.............             $14,521                           $ 6,612                          $ 7,149
                                             =======                           =======                          =======
Interest rate spread (2)........                           3.26%                          2.05%                              2.34%
                                                         ======                         ======                             ======
Net interest margin (3).........                           3.17%                          2.52%                              2.92%
                                                         ======                         ======                             ======
Net yield on interest-earning
  assets (4)....................                           3.48%                          2.69%                              3.10%
                                                         ======                         ======                             ======
Ratio of average interest-earning
  assets to avg. interest-bearing
  liabilities...................                         109.19%                        116.08%                            117.85%
                                                         ======                         ======                             ======

--------------------------
(1) Average loan balances include nonaccrual loans.
(2) Interest rate spread represents the difference  between the average yield on
    interest-earning   assets   and  the   average   cost  of   interest-earning
    liabilities.
(3) Net interest margin is calculated by dividing net interest income by average assets for the period.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

         The table below sets forth information regarding changes in our interest income and interest expense for the periods indicated. For each category of our interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (changes in rate multiplied by old volume); (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                          FOR THE YEAR ENDED                      For the Year Ended
                                DECEMBER 31, 2002 VS DECEMBER 31, 2001   December 31, 2001 vs December 31, 2000
                                        INCREASE (DECREASE)                       Increase (Decrease)
                                              DUE TO                                 Due to
                                --------------------------------------   --------------------------------------
                                   VOLUME     RATE        NET                Volume    Rate        Net
                                   ------    ------      -----               ------    ----       ----
                                                                (IN THOUSANDS)
Interest income:
  Investment securities ......... $    21   $  (243)   $  (222)              $(137)   $ (49)   $  (186)
  Mortgage-backed securities ....   2,155    (2,187)       (32)               (316)     295        (21)
  Interest--bearing bank deposits   2,992    (3,385)      (393)                859      (34)       825
  Loans receivable ..............  10,062    (1,082)     8,980                (601)    (467)    (1,068)
                                   ------    ------      -----                ----     ----     ------

      Total interest income .....  15,230    (6,897)     8,333                (195)    (255)      (450)
                                   ------    ------      -----                ----     ----     ------
Interest expense:
  Deposits ......................   1,093      (504)       589                 496     (419)        77
  Borrowed funds ................      85      (250)      (165)                 75      (65)        10
                                   ------    ------      -----                ----     ----     ------
      Total interest expense ....   1,178      (754)       424                 571     (484)        87
                                   ------    ------      -----                ----     ----     ------
Net interest income ...........   $14,052   $(6,143)   $ 7,909               $(766)   $ 229    $  (537)
                                  =======   =======    =======               =====    =====    =======

         GENERAL. Our most significant form of market risk is interest rate risk, as the majority of our assets and liabilities are sensitive to changes in interest rates. The principal objective of our interest rate risk management is to evaluate the interest rate risk inherent in our assets and liabilities, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements, and performance objectives, and manage the risk consistent with the guidelines approved by the Board of Directors. Through such management, we seek to reduce the vulnerability of our operations to changes in interest rates. Our Asset/Liability Committee ("ALCO") is comprised of various members of our senior management team and various outside Directors. The ALCO is responsible for reviewing with the Board of Directors our activities and strategies, the effect of those strategies on our net interest margin, the fair value of the portfolio, and the effect that changes in interest rates will have on our portfolio and our exposure limits.

         Management recognizes that the long-term effect of interest rate changes on our income can be substantial. Accordingly, during the past year, management utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of shorter-term commercial business loans and nonresidential mortgage loans, (2) emphasizing the origination of adjustable-rate home equity lines of credit, (3) emphasizing the origination and retention of one-to-four family residential adjustable-rate mortgage loans, (4) originating all new fixed-rate mortgage loans as a broker for various third party investors, and (5) investing in shorter term investment securities.

         NET PORTFOLIO VALUE. The Office of Thrift Supervision ("OTS"), our primary regulator, requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities and off- balance sheet items ("net portfolio value" or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 3% (100 to 300 basis points) increases and decreases in market interest rates.

         The following table presents our NPV at December 31, 2002, as calculated by an independent third party, based upon information provided by us.

                                                          Percentage Change in Net Portfolio Value
                                 Changes                                      Board
                                in Market             Projected              Policy
                             Interest Rates          Change (1)               Limit
                             (basis points)

                                   +300                 -6.3%                -45.0%
                                   +200                 -2.3%                -30.0%
                                   +100                  0.1%                -15.0%
                                      0                  0.0%                  0.0%
                                   -100                 -3.0%                -15.0%
                                   -200                 -6.5%                -30.0%
                                   -300                 -7.6%                -45.0%

-------------------------
(1) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.

         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

SUPERVISION AND REGULATION

         GENERAL. Citizens South Banking Corporation is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. Citizens South Bank is a federally chartered SAIF-insured stock savings bank, subject to examination, supervision, and regulation by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. Citizens South Bank is also a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is a part of the Federal Home Loan Bank System. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Citizens South Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. Citizens South Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Citizens South Bank's loan documents. Any change in these laws or regulations, whether by the FDIC, the OTS, Congress, or the state legislature could have a material adverse impact on Citizens South Banking Corporation and Citizens South Bank and their operations.

         THE USA PATRIOT ACT. In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

         - Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

         - Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

         - Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

         - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company's securities during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the

Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

         Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

FEDERAL BANKING REGULATION

         BUSINESS ACTIVITIES. A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, Citizens South Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. Citizens South Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Citizens South Bank, including real estate investment and securities and insurance brokerage.

         CAPITAL REQUIREMENTS. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

         The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At December 31, 2002, Citizens South Bank's capital exceeded all applicable requirements.

         LOANS-TO-ONE BORROWER. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, but generally does not include real estate. As of December 31, 2002, Citizens South Bank was in compliance with the loans-to-one borrower limitations.

         QUALIFIED THRIFT LENDER TEST. As a federal savings bank, Citizens South Bank is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, Citizens South Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12 month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. Citizens South Bank also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2002, Citizens South Bank maintained approximately 74% of its portfolio assets in qualified thrift investments.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if: (1) the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years; (2) the bank would not be at least adequately capitalized following the distribution; (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or (4) the savings bank is not eligible for expedited treatment of its filings. Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution. The OTS may disapprove a notice or application if: (1) the savings bank would be undercapitalized following the distribution;
(2) the proposed capital distribution raises safety and soundness concerns; or
(3) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

         COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OTS is required to assess the savings bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit

Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. Citizens South Bank received a "Satisfactory" Community Reinvestment Act rating in its most recent federal examination.

         TRANSACTIONS WITH RELATED PARTIES. A federal savings bank's authority to engage in transactions with its "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. Citizens South Banking Corporation and its non-savings institution subsidiaries are affiliates of Citizens South Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

         Citizens South Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Citizens South Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by Citizens South Bank's Board of Directors.

         ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

         STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

         PROMPT CORRECTIVE ACTION REGULATIONS. Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank's capital:
1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);
3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). Generally, the banking regulator is required to appoint a receiver or conservator for a bank that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized banks, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2002, Citizens South Bank met the criteria for being considered "well-capitalized."

         INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in Citizens South Bank are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Citizens South Bank's deposits therefore are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based system for determining deposit insurance assessments. The FDIC is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all FDIC-insured institutions must pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

         PROHIBITIONS AGAINST TYING ARRANGEMENTS. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

         FEDERAL HOME LOAN BANK SYSTEM. Citizens South Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, Citizens South Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2002, Citizens South Bank was in compliance with this requirement.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2002, Citizens South Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

         HOLDING COMPANY REGULATION. Citizens South Banking Corporation is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The OTS has enforcement authority over Citizens South Banking Corporation and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to Citizens South Bank. Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it may engage, provided that its subsidiary savings bank was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. Citizens South Banking Corporation is not a grandfathered unitary savings and loan holding company and, therefore, will be limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations. Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

         FEDERAL SECURITIES LAWS. Citizens South Banking Corporation filed with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 for the registration of the common stock issued pursuant to the 2002 stock offering. Citizens South Banking Corporation's common stock continues to be registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Citizens South Banking Corporation continues to be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

         FEDERAL AND STATE TAXATION

         FEDERAL TAXATION

         GENERAL. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Bank's federal income tax returns were most recently audited by the Internal Revenue Service for the fiscal year ended September 30, 1994. For additional information regarding taxation, see note 10 of the consolidated financial statements.

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

         BAD DEBT RESERVES. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at September 30, 1996 over those established as of September 30, 1988. The reserve subject to recapture was completely amortized as of December 31, 2002, and had a balance of $0.

         TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain nondividend distributions or cease to maintain a bank charter. At December 31, 2002, the Bank's total federal pre-1988 reserve was approximately $8.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding five taxable years (for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 2002, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

         STATE OF DELAWARE. Delaware franchise taxes are imposed on the Registrant. Two methods are provided for calculating the tax and the lesser tax is payable. The first method is based on the authorized number of shares. The tax under this method is $90.00 for the first 10,000 authorized number of shares plus $50.00 for each additional 10,000 shares or part thereof. The second method is based on a assumed par value capital. The tax rate under this method is $200 per $1,000,000 or portion thereof of assumed pas value capital. "Assumed par" is computed by dividing total assets by total issued shares (including treasury shares). "Assumed par value capital" is calculated by multiplying the lesser of "assumed par" or stated par value by total authorized shares. For fiscal 2002 the Registrant recorded Delaware franchise tax expense of $0 and submitted payments that totaled $0.

ITEM 2.  PROPERTIES

         The following table sets forth certain information regarding our offices at December 31, 2002. Management considers the facilities to be well maintained and sufficiently suitable for present operations. The net book value of premises and equipment was $8.8 million at December 31, 2002.

                                                                         Approximate               Owned
Location                                         Principal Use           Facility Size            or Leased
--------                                         -------------           -------------            ---------
                                                                         (square feet)
245 West Main Avenue                             Headquarters and           12,400                  Owned
Gastonia, North Carolina  28052-4140             Banking Office

251 West Main Avenue, Suite 201                  Office Support              2,380                 Leased
Gastonia, North Carolina 28052-4140

1535 Burtonwood Drive                            Banking Office              4,740                 Owned
Gastonia, North Carolina  28054-4011

233 South Main Street                            Banking Office              2,370                 Owned
Mount Holly, North Carolina  28120-1620

1670 Neal Hawkins Road                           Banking Office and          5,320                 Owned
Gastonia, North Carolina  28056-6429             Mortgage Center

3135 Dallas High Shoals Highway                  Banking Office              3,225                 Owned
Dallas, North Carolina  28034-1307

412 South Highway 27                             Banking Office              3,225                 Owned
Stanley, North Carolina 28164-2055

401 West Innes Street                            Banking Office              5,560                 Owned
Salisbury, North Carolina 28144-4232

427 West Innes Street                            Office Support              4,535                 Owned
Salisbury, North Carolina 28144-4232

106 West Main Street                             Banking Office              1,500                 Owned
Rockwell, North Carolina 28138-8859

307 North Center Street                          Banking Office              8,260                 Owned
Statesville, North Carolina 28677-4063

ITEM 3.  LEGAL PROCEEDINGS

         Periodically, there have been various claims and lawsuits involving the Company or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, $0.01 par value, trades on the Nasdaq National Market under the symbol CSBC. Price and volume information is contained in the Wall Street Journal and other daily newspapers in the Nasdaq section under the National Market System listings. As of February 1, 2003, the Company had 1,396 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 9,069,628 shares outstanding. The following brokers made a market in the Company's stock during 2002:

AnPac Securities, Group, Inc.               1-800-897-0384
Friedman, Billings, Ramsey & Co.            1-800-688-3272
Goldman, Sachs & Co.                        1-800-221-8320
Herzog, Heine, Geduld, Inc.                 1-800-221-3600
Keefe, Bruyette & Woods, Inc.               1-800-342-5529
Knight Securities L.P.                      1-800-222-4910
McDonald Investments (Trident)              1-800-340-6355
Moors & Cabot, Inc.                         1-800-426-0501
Ryan Beck & Co., Inc.                       1-800-395-7926
Sandler O'Neill & Partners                  1-212-466-8020

         The following table sets forth quarterly closing market price ranges for the Common Stock over the past two years, as adjusted to reflect the conversion and stock offering completed September 30, 2002.

                  FISCAL YEAR 2002                  HIGH                LOW

                  First quarter                    $ 7.73              $  6.65
                  Second quarter                   $10.70              $  7.52
                  Third quarter                    $10.42              $  8.64
                  Fourth quarter                   $10.24              $  9.30

                  FISCAL YEAR 2001                   HIGH               LOW

                  First quarter                    $  5.69             $  5.11
                  Second quarter                   $  5.96             $  5.47
                  Third quarter                    $  7.62             $  5.71
                  Fourth quarter                   $  7.53             $  6.77

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain information concerning the financial position of the Company and its subsidiaries as of and for the dates indicated. The consolidated data is derived from, and should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries and related notes presented in Item 8.

                                                                         At and for the twelve months ended
                                                                --------------------------------------------------------
                                                                          December 31,                  September 30,
                                                                --------------------------------    --------------------
                                                                  2002        2001        2000        2000        1999
                                                                --------    --------    --------    --------    --------
(Dollars in thousands, except per share data)                                           (unaudited)
INCOME STATEMENT DATA:
Interest income .............................................   $ 24,716    $ 16,382    $ 16,833    $ 16,414    $ 15,238
Interest expense ............................................     10,195       9,770       9,684       9,219       7,888
                                                                  ------       -----       -----       -----       -----
Net interest income .........................................     14,521       6,612       7,149       7,195       7,350
Provision for loan losses ...................................        225         120          53          30         105
                                                                  ------       -----       -----       -----       -----
Net interest income after provision for loan losses .........     14,296       6,492       7,096       7,165       7,245
Noninterest income ..........................................      4,121       3,006       2,473       2,068       2,374
Noninterest expense .........................................     11,381       7,092       6,975       5,961       6,260
                                                                  ------       -----       -----       -----       -----
Income before income taxes ..................................      7,036       2,406       2,594       3,272       3,359
Income tax expense ..........................................      2,528         702         846       1,068       1,198
                                                                  ------       -----       -----       -----       -----
Net income ..................................................   $  4,508    $  1,704    $  1,748    $  2,185    $  2,262
                                                                ========    ========    ========    ========    ========

PER SHARE DATA (1):
Basic net income ............................................   $   0.51    $   0.20    $  0.20     $   0.25    $  0.23
Diluted net income ..........................................       0.51        0.20       0.20         0.25       0.23
Cash dividends declared .....................................       0.16        0.14       0.11         0.11       0.10
Period-end book value .......................................      10.64        4.62       4.40         4.35       4.25

BALANCE SHEET DATA:
Total assets ................................................   $492,567    $447,581    $252,750    $244,651    $237,453
Loans receivable, net .......................................    299,906     334,321     158,820     176,963     168,044
Mortgage-backed and related securities ......................     70,409      25,405      22,955      19,722      19,992
Investment securities .......................................     39,594      25,946      32,822      32,930      28,642
Deposits ....................................................    340,862     353,692     167,931     161,352     159,425
Borrowings ..................................................     47,575      42,057      42,737      40,606      35,500
Stockholders' equity ........................................     96,383      41,630      39,763      39,287      39,709

PERFORMANCE RATIOS:
Return on average assets ....................................       0.98%       0.65%       0.71%       0.90%       0.96%
Return on average equity ....................................       7.61        4.17        4.46        5.53        5.19
Avg. interest-earning assets to avg. interest-bearing
liabilities .................................................     109.19      116.08      117.85      114.97      120.44
Noninterest expense to average total assets .................       2.48        2.70        2.85        2.45        2.78
Interest rate spread ........................................       3.26        2.05        2.34        2.53        2.65
Net interest margin (2) .....................................       3.17        2.52        2.92        2.96        3.27

ASSET QUALITY RATIOS:
Allowance for loan losses to total loans at the end of period       0.97%       0.91%       0.95%       0.84%       0.86%
Nonperforming loans to total loans ..........................       0.17        0.35        0.30        0.15        0.06
Nonperforming assets to total assets ........................       0.37        0.59        0.19        0.11        0.04

CAPITAL RATIOS:
Average equity to average total assets ......................      12.93%      15.55%      16.02%      16.26%      18.51%
Equity to assets at period end ..............................      19.57        9.30       15.73       16.06       16.72
Dividend payout ratio  (1) (3) ..............................      31.37       70.00       55.00       44.00       43.48

OTHER DATA:
Number of outstanding loans .................................      6,188       7,534       3,801       3,760       4,368
Number of deposit accounts ..................................     24,140      25,366      15,620      16,218      14,419
Number of full service offices ..............................          9           9           5           5           4
(footnotes on following page)

(1) Income per share and the dividend payout ratio are not presented for the twelve months ended December 31, 1998, since no stock was outstanding prior to the initial public offering of Citizens South Banking Corporation in April 1998. All per share data for periods prior to September 30, 2002, has been adjusted to reflect the exchange ratio of 2.1408-to-1 in conjunction with the Company's stock offering.

(2) Net interest margin is calculated by dividing net interest income by average assets for the period.

(3) Dividend payout ratio is calculated by dividing cash dividends per share declared for the period by net income per share for the period. Citizens South Holdings, MHC, the mutual holding company for Citizens South Banking Corporation, began waiving dividends in August 2000 and as of September 30, 2002, had waived dividends totaling approximately $1.8 million. Citizens South Holdings, MHC owned between 53% and 58% of the outstanding common stock of the Company during the period in which the dividends were waived.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report may contain certain "forward-looking statements" that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, the timing and amount of revenues that may be recognized by the Company, continuation of current revenue and expense trends (including trends affecting chargeoffs and provisions for loan losses), unforeseen changes in the Company's markets, legal and regulatory changes, and general changes in the economy. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on these statements. The Company assumes no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

CRITICAL ACCOUNTING POLICIES

         The Company's critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management's opinion of an amount that is adequate to absorb losses in the Company's existing loan portfolio. The allowance for loan losses is established through a provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Company's allowance for loan losses could result in material changes in the Company's consolidated financial condition or consolidated financial results of operations. The Company's policies with respect to the methodology for determining the allowance for loan losses involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

COMPARISON OF FINANCIAL CONDITION
Comparison of the Years Ended December 31, 2002 and 2001

ASSETS

         Total assets at December 31, 2002, increased by $45.0 million, or 10.1%, from $447.6 million at December 31, 2001 to $492.6 million. The increase in assets was primarily due to the receipt of $45.5 million in net proceeds from the stock offering which was completed on September 30, 2002. Cash and cash equivalents increased by $26.1 million, or 124.5%, investment securities increased by $13.6 million, or 52.6%, and mortgage-backed securities increased by $45.0 million, or 177.1%. These balances increased primarily due to the receipt of funds from the stock offering and an increased level of prepayments on one-to-four family residential real estate loans resulting from historically low interest rates. One-to-four family residential real estate loans decreased by $47.8 million, or 24.3%, while other loans increased by $13.3 million, or 9.1%. This change in the composition of the loan portfolio represents management's efforts to originate shorter-term nonresidential commercial and consumer loans in order to reduce the Company's vulnerability to rising interest rates. Substantially all new fixed-rate one-to-four family residential loans are originated and closed as a broker for an independent third party on a servicing-released basis.

LIABILITIES

         Total liabilities at December 31, 2002, decreased by $9.8 million, or 2.4%, from $406.0 million at December 31, 2001 to $396.2 million. This decrease was primarily due to a $22.5 million, or 9.1%, decrease in certificates of deposit to $224.4 million. A portion of the decrease in certificates of deposit was due to the $4.7 million in Citizens South Bank deposits that were used to purchase stock in the Company during the stock offering that closed September 30, 2002. The decrease in certificates of deposit was offset, in part, by a $9.7 million, or 9.1%, increase in core deposits (checking, savings, and money market deposit accounts) to $116.5 million at December 31, 2001. This change in the deposit portfolio composition reflects management's commitment to building new and enhancing existing customer relationships by focusing on a customer's primary financial needs such as checking accounts, savings accounts, and money market deposit accounts. Management plans to continue to aggressively market its retail and commercial deposit products to the local community and to increase the Bank's core deposit market share through an expanding branch network. Borrowed money also increased by $5.5 million, or 13.1%, to $47.6 million. These additional funds were primarily used to purchase mortgage-backed securities.

EQUITY

         Total equity at December 31, 2002, increased by $54.8 million, or 131.5%, from $41.6 million at December 31, 2001 to $96.4 million. This increase was due to the $51.1 million received from the stock offering, the $4.5 million in net income for the year, a $422,000 increase in the accumulated unrealized gains on available-for-sale securities, and $289,000 of paid in capital from the exercise of stock options. These increases were offset, in part, by a $922,000 increase in the allocation of common stock purchased with the loan to the ESOP and by cash dividend payments of $874,000.

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2002 and 2001

GENERAL

         Net income was $4.5 million, or $0.51 per share, for the year ended December 31, 2002, compared to $1.7 million, or $0.20 per share, for the year ended December 31, 2001. Net interest income increased by $7.9 million, or 119.6%, due primarily to an increase in interest-earning assets in excess of the increase in interest-costing liabilities, each of which resulted from the acquisition of Innes Street. Noninterest income increased $1.1 million, or 37.1%, as a result of increased fees generated from deposit accounts and loans. Noninterest expense increased by $4.3 million, or 60.5%, due, in part, to expenses associated with the operation of three additional full-service branch offices resulting from the Innes Street acquisition as well as expenses associated with changing the name of the Company and Bank.

INTEREST INCOME

         Interest income for the year ended December 31, 2002 increased by $8.3 million, or 50.9%, to $24.7 million. This increase was primarily due to the $171.1 million, or 69.6%, increase in average interest-earning assets to $416.7 million due to the acquisition. Interest earned on loans increased by $9.0 million, or 73.3%, to $21.2 million. During the year, average outstanding loans increased by $153.9 million, or 92.4%, from $166.6 million to $320.5 million, while the average yield on loans decreased from 7.4% to 6.6%. Interest earned on investment securities decreased by $222,000, or 13.0%. The average balance of investment securities increased by $365,000, to $29.5 million; however, the yield on investment securities decreased from

5.9% to 5.0%. Average interest-earning bank deposits increased by $13.3 million, or 53.7%, from $24.7 million to $38.0 million, while the average yield decreased from 4.0% to 1.6%. These changes resulted in a reduction in interest earned on interest-bearing balances of $393,000, or 39.6%, to $600,000. Interest earned on mortgage-backed securities decreased $32,000, or 2.2%. Average outstanding mortgage-backed securities increased by $3.5 million, or 14.1%, to $28.8 million, while the yield decreased from 5.7% to 4.9%.

         During the year ended December 31, 2002, interest rates continued to decrease, resulting in increased prepayments on fixed-rate loans, lower interest rates on adjustable rate loans, increased calls on investment securities, prepayments on mortgage-backed securities, and lower investment yields.

INTEREST EXPENSE

         Interest expense for the year ended December 31, 2002, increased $425,000, or 4.3%, to $10.2 million. This increase was due to a $589,000, or 8.0%, increase in interest paid on deposits. Average interest-bearing deposits increased $168.6 million, or 99.9%, to $337.4 million. The average interest rate paid on deposits decreased from 4.2% to 2.3% due to lower market rates. Average borrowings increased by $1.4 million, or 3.4%, to $44.2 million, while the rate paid on borrowings decreased from 5.6% to 5.1% due to lower market interest rates. These changes resulted in a $165,000, or 6.9%, reduction of interest paid on borrowings to $2.2 million.

NET INTEREST INCOME

         Net interest income increased by $7.9 million, or 119.6%, from $6.6 million for 2001 to $14.5 million for 2002. Net interest margin increased from 2.5% for 2001 to 3.2% for 2002. Average interest-earning assets increased $171.1 million to $416.7 million, while average interest-bearing liabilities increased $170.0 million to $381.7 million. The percentage of interest-earning assets to interest-bearing liabilities decreased from 116.1% to 109.2%. The primary reason for the changes was the acquisition.

PROVISION FOR LOAN LOSSES

         The Company provided $225,000 and $120,000 in loan loss provisions for the years ended December 31, 2002 and 2001, respectively. The allowance for loan losses as a percentage of loans was 0.97% at December 31, 2002, compared to 0.91% at December 31, 2001. The increase in the ratio of allowances to total loans was primarily due to the continued slowdown in the local economy resulting from layoffs and business closings. Due in part to the slowdown in the local economy, the amount of loans charged-off increased from $104,000 in 2001 to $384,000 in 2002. Also see "Nonperforming Assets" and "Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

         For the year ended December 31, 2002, noninterest income increased by $1.1 million, or 37.1%, from $3.0 million to $4.1 million. The primary reasons for the change were a $475,000 increase in fees on deposit accounts and a $310,000 increase in loan fee income. The increase in fees on deposit accounts resulted from a continued emphasis on building our portfolio of fee-generating demand deposit accounts, the additional deposit accounts acquired from Innes Street, and a competitive fee structure on deposit products. Loan fee income increased due to a higher number of loan originations resulting, in part, from lower interest rates. Commissions on sales of financial products decreased by $51,000 due to reduced sales resulting from a declining stock market. Dividends on FHLB stock increased due to additional shares held as a result of the acquisition. Other income increased by $107,000 due, in part, to income generated by additional purchases of bank-owned life insurance during 2001. During the year ended December 31, 2002, the Company sold $4.0 million in investment securities, $5.0 million in mortgage-backed securities, and $1.4 million of residential loans at a gain of $243,000. During the fiscal year ended December 31, 2001, the Company did not recognize any gains on the sale of assets.

NONINTEREST EXPENSES

         Noninterest expense increased by $4.3 million, or 60.5%, from $7.1 million in 2001 to $11.4 million in 2002. The primary reason for the increase was the acquisition and the resulting staffing and operating expenses related to the addition of three full-service branch offices. Compensation and benefits increased $1.7 million, or 44.3%, to $5.6 million due to the increased personnel needed to operate three additional offices and the additional personnel needed to complete the acquisition. All of the back office functions of the two organizations were consolidated during the first quarter of 2002. The additional offices also caused office occupancy to increase by $697,000, or 95.0%, to $1.4 million. Advertising expense increased by $203,000, or 111.2%, to $385,000 as a result of the Company and Bank changing their names in 2002 to reflect the Company's expansion outside of Gaston County. Professional services increased by $104,000, or 46.9%, to $327,000 due to increased expenses associated with operating a larger fully-public organization. During 2002, the Company amortized $963,000 of the $2.4 million core deposit premium booked in conjunction with the acquisition. The core deposit premium is being amortized over a seven-year period on an accelerated basis. Other expenses increased by $531,000, or 45.6%, to $1.7 million as a result of the name change, the increased number of offices, and the valuation allowance recognized on real estate owned. During 2002, management accepted a written contract to sell a parcel of commercial real estate acquired by foreclosure for $1.1 million. This resulted in the recognition of a $169,000 valuation allowance during 2002 to adjust the book value of the property to reflect the fair value of the property. The sale was consummated in February 2003.

PROVISION FOR INCOME TAXES

         The Company's provision for income taxes was $2.5 million and $702,000 for the years ended December 31, 2002 and 2001, respectively. The change was primarily due to a $4.6 million increase in pretax income. The effective tax rate increased from 29.2% to 35.9% due to a smaller percentage of income being derived from tax-advantaged assets such as municipal securities, U.S. Government Agency securities, and bank-owned life insurance that generate tax-exempt income.

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2001 and 2000

GENERAL

         Net income was $1,704,000, or $0.20 per share, for the year ended December 31, 2001, compared to $1,748,000, or $0.20 per share, for the year ended December 31, 2000. Net interest income decreased by $537,000, or 7.5%, due to significant decreases in short-term interest rates during 2001, coupled with abnormally high levels of low-yielding liquid assets being held in anticipation of the $37.9 million cash acquisition of Innes Street. This decrease was offset by a $533,000, or 21.6%, increase in noninterest income, resulting from increased fees generated from deposit accounts and loans. Noninterest expense increased by $117,000, or 1.7%, due to expenses associated with the opening of a new branch office in 2001 and increased expenses associated with servicing additional deposit accounts.

INTEREST INCOME

         Interest income for the year ended December 31, 2001, decreased by $451,000, or 2.7%, to $16.4 million. This change was primarily due to significant decreases in short-term interest rates during 2001, coupled with abnormally high levels of low-yielding liquid assets held by the Bank in anticipation of the $37.9 million cash acquisition of Innes Street. These liquid assets would normally have been used to purchase higher-yielding investment or mortgage-backed securities. Interest earned on loans decreased by $1.1 million, or 8.0%, to $12.3 million due to the prepayment of higher-yielding mortgage loans and the decreased yield on adjustable-rate loans resulting from a 425 basis point decrease in the prime lending rate during 2001. Also during 2001, average outstanding loans decreased by $8.0 million, or 4.6%, from $174.6 million to $166.6 million, while the yield on loans decreased from 7.6% to 7.4%.

         Interest earned on investment securities decreased by $186,000, or 9.9%. The average balance of investment securities decreased by $2.3 million to $29.1 million and the yield decreased from 6.0% to 5.1%. Interest earned on mortgage-backed securities decreased $21,000, or 1.5%. Average outstanding mortgage-backed securities increased by $3.6 million to $25.2 million, while the yield decreased from 6.7% to 5.7%. During the year ended December 31, 2001, interest rates decreased significantly resulting in increased calls on investment securities, prepayments on mortgage-backed securities, and lower investment yields. The prepayments in mortgage-backed securities were offset by additional purchases of $9.0 million in 2001. Interest earned on interest-bearing deposits increased by $825,000, or 491.4%. Average interest-earning bank deposits increased by $21.8 million from $2.9 million to $24.7 million, the effects of which were offset by a decrease in the average yield from 5.7% to 4.0%. The increase in average balances was due to liquid assets held in anticipation of the acquisition, while the change in average yield was due to a significant decline in short-term interest rates during 2001.

INTEREST EXPENSE

         Interest expense for the year ended December 31, 2001, increased $86,000, or 0.9%, to $9.8 million. This increase was due to a $77,000, or 1.1%, increase in interest paid on deposits and a $9,000, or 0.4%, increase in interest paid on borrowings. Average interest-bearing deposits increased $14.0 million, or 9.0%, to $168.8 million. The average interest rate paid on deposits decreased from 4.7% to 4.2% from 2000 to 2001 due to lower market rates. In 2001, the Company increased its market share in Gaston County from fourth place to second place in a field of 13 banks. Average borrowings increased by $1.9 million, or 4.6%, to $42.8 million, while the rate paid on borrowings decreased from 5.8% to 5.6% due to lower market interest rates.

NET INTEREST INCOME

         Net interest income decreased by $537,000, or 7.5%, from $7.1 million for 2000 to $6.6 million for 2001. Net interest margin decreased from 2.9% for 2000 to 2.5% for 2001. Average interest-earning assets increased $15.0 million to $245.7 million, while average interest-bearing liabilities increased $15.9 million to $211.6 million. The percentage of interest-earning assets to interest-bearing liabilities decreased from 117.9% to 116.1%. The primary reasons for this change were the purchase of $2.6 million in bank-owned life insurance and the addition of one full-service branch office.

PROVISION FOR LOAN LOSSES

         The Company provided $120,000 and $53,000 in loan loss provisions for the years ended December 31, 2001 and 2000, respectively. The allowance for loan losses as a percentage of loans was 0.91% at December 31, 2001, compared to 0.95% at December 31, 2000. The decrease was primarily due to a material change in the composition of the Company's loan portfolio as a result of the acquisition of Innes Street. The acquisition increased the Company's loan portfolio by $170.5 million and resulted in a larger percentage of loans secured by one-to-four family dwellings. Management generally considers these types of loans to have a lower degree of loss based on historical information. As a result, the overall loan portfolio, in management's opinion, had a lower rate of losses inherent in the portfolio as of December 31, 2001, compared to December 31, 2000. The ratio of nonperforming loans to total loans increased slightly from 0.30% to 0.35% during the period. Also see "Nonperforming Assets" and "Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

         For the year ended December 31, 2001, noninterest income increased by $533,000, or 21.6%, from $2.5 million to $3.0 million. The primary reasons for the change were a $1.0 million increase in fees on deposit accounts and a $119,000 increase in loan fee income. The increase in fees on deposit accounts resulted from an aggressive marketing program to increase fee generating demand deposit accounts, the opening of a new branch office, and a competitive fee structure on deposit products. Loan fee income increased due to a higher number of loan originations resulting, in part, from lower interest rates. Other income increased by $202,000 due, in part, to income generated by from additional purchases of bank-owned life insurance. These increases were offset by a $550,000 reduction in commissions earned on the sale of investment products resulting from a slowdown in the economy.

         During the year ended December 31, 2001, the Company did not recognize any gains on the sale of assets. During the fiscal year ended December 31, 2000, the Company sold $5.3 million in investment securities, $595,000 in mortgage-backed securities, and mortgage loan servicing of a $17.2 million portfolio of residential loans at a gain of $271,000.

NONINTEREST EXPENSE

         Noninterest expense increased by $117,000, or 1.7%, from $7.0 million in 2000 to $7.1 million in 2001. The primary reasons for the change were a $125,000, or 3.4%, increase in compensation and benefits, a $121,000, or 19.8%, increase in office occupancy, and a $576,000, or 52.8%, increase in other recurring noninterest expenses. The increases were the result of adding a full-service branch office in February 2001 and additional expenses associated with the servicing of a larger number of fee-generating transaction deposit accounts. The Company also recognized expenses of $259,000 associated with the integration of the data processing and other operations associated with the Innes Street acquisition and $129,000 related to the release of additional ESOP shares and the write-off of an equity investment. The Company recognized modest decreases in professional services, deposit insurance, and advertising. During the year ended December 31, 2001, the Company sold $1.3 million in mortgage-backed securities at a loss of $10,000. During the year ended December 31, 2000, the Company sold $18.2 million in loans at a loss of $873,000. These loans were primarily long-term fixed-rate mortgage loans that were sold in order to reduce the Company's exposure to rising interest rates. The proceeds were used to fund the origination of shorter-term nonresidential loans and adjustable-rate home equity lines of credit.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $702,000 and $846,000 for the years ended December 31, 2001, and 2000, respectively. The change was primarily due to a $188,000 reduction in pretax income and an increase in tax-advantaged assets such as municipal securities, U.S. Government Agency securities, and bank-owned life insurance that generate tax-exempt income. The purchase of these tax-advantaged assets resulted in a decrease in the effective tax rate from 32.6% to 29.2%.

NONPERFORMING ASSETS

         Nonperforming assets totaled $1.8 million at December 31, 2002, and $2.6 million at December 31, 2001. Loans 90 days or more past due decreased by $656,000 to $516,000 as of December 31, 2002, due in
part to $367,000 in net loan charge-offs during 2002. Loans are reviewed on a regular basis and an allowance for uncollectable interest is established on loans where collection is questionable, generally when loans become 90 days or more delinquent. Loans that are considered to be uncollectable or that have become 90 days or more delinquent are placed on nonaccrual status. Also, during the period, real estate acquired through foreclosure decreased $163,000, or 11.1%, to $1.3 million at the end of 2002.

ALLOWANCE FOR LOAN LOSSES

         Management has established a systematic methodology for evaluating the adequacy of the Company's allowance for loan losses. This determination is conducted on a quarterly basis using available information including, in part, the composition of the loan portfolio, historical loan losses, availability and quality of collateral, age of various loan portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Specific allowances are established for certain loans that management considers impaired. The amount of loans individually evaluated and considered impaired under SFAS 114 at December 31, 2002, and 2001, were not considered to be material.

         The Company increases the allowance for loan losses by charging provisions for loan losses against income. For the fiscal years ended December 31, 2002, 2001, and 2000, the provision for loan losses was $225,000, $120,000, and $52,000, respectively. During the same periods, net loan chargeoffs amounted to $367,000, $104,000, and $4,000, respectively. The allowance for loan losses as a percentage of total loans for the fiscal years 2002, 2001, and 2000, were 0.97%, 0.91%, and 0.95%, respectively.

         Management believes that the current level of the allowance for loan losses meets the requirement for losses on loans that management considers to be impaired, for known losses, and for risks inherent in the remaining portfolios. Although management believes that it uses the best information available to make evaluations, future adjustments to the allowance may be necessary if any of the factors used in determining the adequacy of the allowance differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

MANAGEMENT OF MARKET RISK

         The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's Asset/Liability Committee (the "ALCO") is responsible for monitoring and managing exposure to interest rate risk and ensuring that the level of sensitivity of the Company's net portfolio value is maintained within limits established by the Board of Directors. Through such management, the ALCO seeks to reduce the vulnerability of the Company's operations to changes in interest rates. During the past year, the ALCO utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of short-term commercial business loans and nonresidential mortgage loans, (2) emphasizing the origination of adjustable-rate home equity lines of credit; (3) emphasizing the origination and retention of one- to four- family residential adjustable-rate mortgage loans;
(4) originating all new fixed-rate mortgage loans as a broker for a third party; and (5) investing in shorter-term investment securities.

         The Office of Thrift Supervision, the Bank's primary regulator, requires the computation of amounts by which the net present value of the Bank's cash flow from assets, liabilities, and off balance sheet items (the Bank's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on a bank's NPV from instantaneous and permanent one hundred- to three hundred-basis point increases and decreases in market interest rates. The following table presents the Bank's projected change in NPV at December 31, 2002, as calculated by an independent third party, based upon information provided by the Bank.

 Changes in Interest Rates      Projected NPV Change            Board Limit

  300 basis point rise                   -6.3%                    -45.0%
  200 basis point rise                   -2.3%                    -30.0%
  100 basis point rise                    0.1%                    -15.0%
    No change                             0.0%                      0.0%
  100 basis point decline                -3.0%                    -15.0%
  200 basis point decline                -6.5%                    -30.0%
  300 basis point decline                -7.6%                    -45.0%

         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial in nature. As a result, interest rates have a more significant impact on the Company's performance than the effect of inflation. Interest rates do not necessarily change in the same magnitude as the price of goods and services.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds include increases in deposits and Federal Home Loan Bank ("FHLB") advances.

         At December 31, 2002, the Company had loan commitments (excluding undisbursed portions of construction loans of $5.4 million) of $8.9 million and unused lines of credit of $56.8 million. The Company believes that it has adequate resources to fund loan commitments as they arise. If the Company requires funds beyond its internal funding capabilities, the Company has $76.4 million in additional advances available from its line of credit from the FHLB. At December 31, 2002, approximately $169.3 million of time deposits were scheduled to mature within a year, and the Company expects that a portion of these time deposits will not be renewed upon maturity. If there is a higher than normal level of time deposits that are not renewed at maturity, then the Company may experience a decrease in liquidity. This may result in the Company offering higher than market interest rates to maintain deposits, which would increase interest expense.

         The Company's cash and cash equivalents increased $26.1 million for the twelve months ended December 31, 2002, compared to a $5.8 million decrease for the twelve month period ended December 31, 2001. Net cash provided by operating activities was $6.5 million for the twelve months ended December 31, 2002, compared to $1.6 million for the twelve months ended December 31, 2001. During the 2002 fiscal year, the Company recognized net income of $4.5 million that increased the cash provided by operating activities. Net cash used for investing activities was $22.6 million for the 2002 fiscal year, compared to a $17.6 million for the 2001 fiscal year. During 2002 net outstanding loans decreased by $33.1 million, maturities and prepayments of investment and mortgage-backed securities amounted to $18.2 million, sales of investment and mortgage-backed securities amounted to $9.0 million, and purchases of investment and mortgage-backed securities amounted to $85.0 million. During the 2001 period, net loans increased by $4.9 million, maturities and prepayments of investment and mortgage-backed securities totaled $20.7 million, sales of investment and mortgage-backed securities amounted to $1.3 million, and purchases of investment and mortgage-backed securities amounted to $14.4 million. During 2002, the Company experienced increased loan prepayments due to the historically low level of interest rates. Net cash provided by financing activities was $42.2 million for the twelve months ended December 31, 2002, compared to $10.2 million for the twelve months ended December 31, 2001. This change was primarily due to the $45.5 million issuance of common stock in 2002. Also, deposits for the 2002 fiscal year decreased by $8.1 million compared to a $10.4 million increase during the comparable period of 2001. This change in deposits was partly due to some deposit runoff experienced in the first quarter of 2002 as a result of the acquisition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information responsive to this item in contained in Item 7. above under the captions "Management of Market Risk" and "Liquidity and Capital Resources".

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Citizens South Banking Corporation

We have audited the accompanying consolidated statements of condition of Citizens South Banking Corporation as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and December 31, 2001, for the three month period ended December 31, 2000 and for the year ended September 30, 2000. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens South Banking Corporation as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years ended December 31, 2002 and December 31, 2001, for the three month period ended December 31, 2000 and for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Cherry Bekaert & Holland, L.L.P.
------------------------------------
Gastonia, North Carolina
February 5, 2003

CITIZENS SOUTH BANKING CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                 DECEMBER 31,     DECEMBER 31,
                                                                                     2002             2001
                                                                                -------------    -------------
ASSETS
Cash and due from banks ........................................................$   7,606,918    $   6,047,576
Interest-earning bank balances .................................................   39,391,870       14,891,738
                                                                                -------------    -------------
  Cash and cash equivalents ....................................................   46,998,788       20,939,314
Investment securities available-for-sale .......................................   39,593,947       25,945,953
Mortgage-backed and related securities available-for-sale ......................   70,408,888       25,405,468
Loans, net .....................................................................  299,905,719      334,321,357
Premises and equipment, net ....................................................    8,806,912        8,640,146
Accrued interest receivable ....................................................    1,912,610        1,726,614
Federal Home Loan Bank stock ...................................................    2,639,500        3,892,700
Intangible assets ..............................................................    8,658,504        9,671,855
Other assets ...................................................................   13,642,418       17,037,721
                                                                                -------------    -------------
     Total assets ..............................................................$ 492,567,286    $ 447,581,128
                                                                                =============    =============

LIABILITIES AND EQUITY
Deposits .......................................................................$ 340,861,932    $ 353,692,314
Advances from Federal Home Loan Bank ...........................................   46,500,000       40,500,000
Repurchase agreements ..........................................................    1,075,182        1,556,693
Deferred compensation ..........................................................    6,097,029        5,609,925
Other liabilities ..............................................................    1,650,463        4,591,849
                                                                                -------------    -------------
     Total liabilities .........................................................  396,184,606      405,950,781
Commitments and contingencies
Stockholders' Equity
  Preferred stock, 10,000,000 shares authorized, none issued ...................         --               --
  Common stock, $0.01 par value, 20,000,000 shares authorized in 2002,
     $1.00 par value, 20,000,000 shares authorized in 2001,
     issued and outstanding 9,062,727 in 2002
     issued and outstanding 4,581,034 in 2001 ..................................       90,628        4,581,034
  Additional paid-in-capital ...................................................   68,175,723       16,843,428
  Unallocated common stock held by Employee Stock Ownership Plan ...............   (2,161,566)      (1,239,831)
  Retained earnings, substantially restricted ..................................   28,739,476       25,105,261
  Accumulated unrealized gain on securities available-for-sale, net of tax .....    1,538,419        1,116,458
  Treasury stock of 371,600 shares at cost .....................................         --         (4,776,003)
                                                                                -------------    -------------
                                                                                -------------    -------------
     Total stockholders' equity ................................................   96,382,680       41,630,347
                                                                                -------------    -------------

     Total liabilities and stockholders' equity ................................$ 492,567,286    $ 447,581,128
                                                                                =============    =============

See notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    THREE MONTH
                                            YEAR ENDED     YEAR ENDED    YEAR ENDED   YEAR ENDED    PERIOD ENDED
                                            DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30, DECEMBER 31,
                                               2002          2001          2000          2000          2000
                                            -----------   -----------   -----------   ----------   -----------
                                                                        (UNAUDITED)
INTEREST INCOME
  Loans .................................   $21,232,156   $12,251,432   $13,319,877   $12,985,629   $3,436,162
  Investment securities .................     2,082,359     2,696,812     2,058,080     2,126,673      560,681
  Mortgage-backed and related securities      1,401,924     1,434,278     1,455,478     1,302,079      373,169
                                            -----------   -----------   -----------   ----------   -----------
    Total interest income ...............    24,716,439    16,382,522    16,833,435    16,414,381    4,370,012

INTEREST EXPENSE
  Deposits ..............................     7,961,809     7,372,689     7,296,265     6,968,270    1,997,336
  Borrowed funds ........................     2,233,383     2,397,790     2,388,506     2,250,728      600,346
                                            -----------   -----------   -----------   ----------   -----------
    Total interest expense ..............    10,195,192     9,770,479     9,684,771     9,218,998    2,597,682
                                            -----------   -----------   -----------   ----------   -----------

    Net interest income .................    14,521,247     6,612,043     7,148,664     7,195,383    1,772,330
                                            -----------   -----------   -----------   ----------   -----------

PROVISION FOR LOAN LOSSES ...............       225,000       120,000        52,500        30,000       30,000
                                            -----------   -----------   -----------   ----------   -----------

Net interest income after provision for .    14,296,247     6,492,043     7,096,164     7,165,383    1,742,330
loan losses

NONINTEREST INCOME
  Fee income on deposit accounts ........     2,287,598     1,812,370       762,255       588,562      302,407
  Fee income on loan accounts ...........       769,337       459,348       340,663       315,760       95,589
  Gain on sale of securities ............       243,233            --       228,764       224,884        3,880
  Gain on sale of other assets ..........            --            --        41,925        31,925       10,000
  Commissions on sales of financial .....       161,951       213,261       763,225       602,877      221,578
    products
  Dividends on FHLB stock ...............       177,119       146,908       163,933       156,288       42,416
  Other income ..........................       481,275       374,111       171,814       147,507       48,877
                                            -----------   -----------   -----------   ----------   -----------
    Total noninterest income ............     4,120,513     3,005,998     2,472,579     2,067,803      724,747

NONINTEREST EXPENSE
  Compensation and benefits .............     5,555,507     3,849,821     3,724,531     3,642,979      886,173
  Occupancy .............................     1,430,026       733,389       612,110       623,893      142,122
  Office supplies expense ...............       377,080       199,301       183,993       157,557       58,425
  NOW account expense ...................       251,300       367,008        54,225        55,558       11,842
  Loss on sale of assets ................       137,647         9,537       872,745            --      872,745
  Advertising ...........................       384,620       182,093       189,326       197,012       48,210
  Professional services .................       326,596       222,374       242,789       220,664       82,469
  Data processing .......................       197,764       331,197       207,939       215,845       48,210
  Deposit insurance .....................        61,475        32,972        34,004        49,453        8,302
  Amortization of core deposit intangible       963,000            --            --            --           --
  Other .................................     1,695,759     1,164,494       853,666       797,927      240,437
                                            -----------   -----------   -----------   ----------   -----------
    Total noninterest expense ...........    11,380,774     7,092,186     6,975,328     5,960,888    2,398,935
                                            -----------   -----------   -----------   ----------   -----------

INCOME BEFORE INCOME TAXES ..............     7,035,986     2,405,855     2,593,415     3,272,298       68,142
PROVISION FOR INCOME TAXES ..............     2,528,052       701,730       845,780     1,087,430        5,300
                                            -----------   -----------   -----------   ----------   -----------

NET INCOME ..............................   $ 4,507,934     1,704,125   $ 1,747,635     2,184,868   $   62,842
                                            ===========   ===========   ===========   ==========   ===========

EARNINGS PER SHARE
  Basic earnings per share ..............   $      0.51          0.20   $      0.20          0.25   $     0.01
  Diluted earnings per share ............   $      0.51          0.20   $      0.20          0.25   $     0.01

See notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                    THREE MONTH
                                              YEAR ENDED    YEAR ENDED   YEAR ENDED   YEAR ENDED    PERIOD ENDED
                                              DECEMBER 31,  DECEMBER 31, DECEMBER 31, SEPTEMBER 30, DECEMBER 31,
                                                  2002          2001         2000          2000        2000
                                               ----------    ----------   ----------    ---------   ----------
                                                                          (UNAUDITED)
Net income                                     $4,507,934    $1,704,125   $1,747,635    2,184,868   $   62,842
                                               ----------    ----------   ----------    ---------   ----------
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
     Cumulative effect of a change in
      accounting principle for the
      adoption of the provisions of SFAS
      No. 133                                           -             -     (367,372)           -     (367,372)
    Unrealized holding gains (losses)
arising during period, net of tax effect
of $(324,917), $(292,053), $(607,157),
   $(50,223), and $(479,743), respectively        577,630       519,206    1,131,008       76,096      852,877
    Reclassification adjustment for
losses (gains) included in net income,
net of tax effect of $87,564, $(3,281),
$82,355, $80,958, and $1,397, respectively       (155,669)        5,834     (146,409)    (143,926)      (2,483)
                                               ----------    ----------   ----------    ---------   ----------
    Other comprehensive income                    421,961       525,040      617,227      (67,830)     483,022

Comprehensive income                           $4,929,895    $2,229,165   $2,364,862    2,117,038   $  545,864
                                               ==========    ==========   ==========    =========   ==========

See notes to consolidated financial statements.

 CITIZENS SOUTH BANKING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                               Retained
                                                                                  Additional    Unallocated    Earnings
                                                     Preferred        Common       Paid-In      Common Stock  Substantially
                                                       Stock          Stock        Capital      Held by ESOP   Restricted
                                                     ---------     -----------    -----------   -----------    ------------
BALANCE, SEPTEMBER 30, 1999 ......................   $      --     $ 4,581,034    $16,650,944   $(1,493,434)   $ 22,653,309

Comprehensive results:
  Net income .....................................          --            --             --            --         2,184,868
  Other comprehensive results, net of tax ........          --            --             --            --              --
Allocation from shares purchased with loan to ESOP          --            --           11,271       112,713            --
Cash dividends declared on common stock ..........          --            --             --            --          (861,809)
Repurchase of common stock .......................          --            --             --            --              --
                                                     ---------     -----------    -----------   -----------    ------------
BALANCE, SEPTEMBER 30, 2000 ......................          --      (1,380,721)    23,976,368       108,396

Comprehensive results:
  Net income .....................................          --            --             --            --            62,842
  Other comprehensive results, net of tax ........          --            --             --            --              --
Allocation from shares purchased with loan to ESOP          --            --           11,271        28,178            --
Cash dividends declared on common stock ..........          --            --             --            --          (108,677)
                                                     ---------     -----------    -----------   -----------    ------------
BALANCE, DECEMBER 31, 2000 .......................          --      (1,352,543)    23,930,533       591,418      (4,660,517)

Comprehensive results:
  Net income .....................................          --            --             --            --         1,704,125
  Other comprehensive results, net of tax ........          --            --             --            --              --
Allocation from shares purchased with loan to ESOP          --            --          169,942       112,712            --
Cash dividends declared on common stock ..........          --            --             --            --          (529,397)
Repurchase of common stock .......................          --            --             --            --              --
                                                     ---------     -----------    -----------   -----------    ------------
BALANCE, DECEMBER 31, 2000 .......................          --      (1,239,831)    25,105,261     1,116,458      (4,776,003)

Comprehensive results:
  Net income .....................................          --            --             --            --         4,507,934
  Other comprehensive results, net of tax ........          --            --             --            --              --
Allocation from shares purchased with loan to ESOP          --            --             --      (1,051,980)           --

Cash dividends declared on common stock ..........          --            --          143,733       130,245            --
Repurchase of common stock .......................          --          24,052        264,572          --              --
Issuance of common stock .........................                                 50,923,990          --             --
                                                                    (4,514,458)
Cash dividends declared on common stock ..........          --            --             --            --          (873,719)
                                                     ---------     -----------    -----------   -----------    ------------
BALANCE, DECEMBER 31, 2002 .......................   $      --          90,628    $68,175,723   $(2,161,566)     28,739,476



                                                     Accumulated
                                                      Unrealized                        Total
                                                     Gains(Losses),     Treasury    Stockholders'
                                                      net of tax         Stock         Equity
                                                     ------------     ----------    ------------
BALANCE, SEPTEMBER 30, 1999 ......................   $    176,226     (2,859,489)   $ 39,708,590

Comprehensive results:
  Net income .....................................           --             --         2,184,868
  Other comprehensive results, net of tax ........        (67,830)          --           (67,830)
Allocation from shares purchased with loan to ESOP           --             --           123,984
Cash dividends declared on common stock ..........           --             --          (861,809)
Repurchase of common stock .......................           --       (1,801,028)     (1,801,028)
                                                     ------------     ----------    ------------
BALANCE, SEPTEMBER 30, 2000 ......................   (4,660,517) 39,2  4,581,034      16,662,215

Comprehensive results:
  Net income .....................................           --             --            62,842
  Other comprehensive results, net of tax ........        483,022           --           483,022
Allocation from shares purchased with loan to ESOP           --             --            39,449
Cash dividends declared on common stock ..........           --             --          (108,677)
                                                     ------------     ----------    ------------
BALANCE, DECEMBER 31, 2000 .......................     39,763,411      4,581,034      16,673,486

Comprehensive results:
  Net income .....................................           --             --         1,704,125
  Other comprehensive results, net of tax ........        525,040           --           525,040
Allocation from shares purchased with loan to ESOP           --             --           282,654
Cash dividends declared on common stock ..........           --             --          (529,397)
Repurchase of common stock .......................           --         (115,486)       (115,486)
                                                     ------------     ----------    ------------
BALANCE, DECEMBER 31, 2000 .......................     41,630,347      4,581,034      16,843,428

Comprehensive results:
  Net income .....................................           --             --         4,507,934
  Other comprehensive results, net of tax ........        421,961           --           421,961
Allocation from shares purchased with loan to ESOP           --             --        (1,051,980)

Cash dividends declared on common stock ..........           --             --           273,978
Repurchase of common stock .......................           --             --           288,624
Issuance of common stock .........................           --       4,776,003      51,185,535

Cash dividends declared on common stock ..........           --             --          (873,719)
                                                     ------------     ----------    ------------
BALANCE, DECEMBER 31, 2002 .......................   $  1,538,419           --      $ 96,382,680


See notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                     THREE MONTH
                                                       YEAR ENDED    YEAR ENDED      YEAR ENDED      YEAR ENDED      PERIOD ENDED
                                                      DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,
                                                         2002           2001             2000             2000          2000
                                                      ----------     ----------      ----------      ----------      ----------
                                                                             (UNAUDITED)
OPERATING ACTIVITIES
Net Income .......................................    $4,507,934     $1,704,125      $1,747,635      $2,184,868      $   62,842
Adjustments to reconcile net income to net cash
 provided by operating activities
Provision for loan losses ........................       225,000        120,000          52,500          30,000          30,000
Depreciation .....................................       744,650        359,971         385,965         400,037          81,466
Deferred income tax (benefit) ....................       198,052        (46,000)       (112,100)       (117,000)        (21,700)
(Gain) loss on sale of investments ...............      (243,233)         9,115        (228,764)       (224,884)         (3,880)
available-for-sale
(Gain) loss on sale of other assets ..............       (31,756)           422         (41,925)        (31,925)        (10,000)
Loss on sale of loans ............................          --             --           872,745            --           872,745
Deferred loan origination fees ...................        12,191       (228,188)          2,733         (60,258)        (11,872)
Amortization of intangible assets ................       963,000           --              --              --              --
Allocation of shares to the ESOP .................       273,978        282,654         124,011         123,984          39,449
(Increase) decrease in interest receivable .......      (185,996)       394,864        (327,332)       (137,224)         30,073
Net (increase) decrease in other operating
assets............................................        72,988     (1,041,213)     (1,448,300)       (954,027)       (189,488)
                                                      ----------     ----------      ----------      ----------      ----------
Net cash provided by operating activities ........     6,536,808      1,555,750       1,027,168       1,213,571         879,635

INVESTING ACTIVITIES
Net decrease(increase) in loans made to ..........    33,094,308     (4,865,741)     (7,949,710)     (8,898,383)       (906,289)
customers
Proceeds from the sale of loans ..................     1,418,648           --        18,168,538          10,000      18,158,538
Proceeds from the sale of premises
and equipment ....................................        26,281        196,131          10,000            --            10,000
Proceeds from the sale of investment securities ..     4,000,000           --         5,256,594       2,256,594       3,000,000
Proceeds from the sale of mortgage-backed
and related securities ...........................     5,043,176      1,256,834         594,581         594,581            --
Proceeds from sale of REO ........................       300,357           --              --              --              --
Maturities and prepayments of investment
securities .......................................     6,856,814     12,821,204       2,341,686       2,963,600       1,234,315
Maturities and prepayments of mortgage-backed
 and related securities ..........................    11,257,899      7,899,220       3,403,113       3,774,271         755,421
Purchases of investment securities ...............   (24,200,000)    (5,420,000)     (8,100,000)     (9,350,000)     (3,500,000)
Purchases of mortgage-backed and related
securities .......................................   (60,754,560)    (9,041,182)     (8,087,856)     (4,149,204)     (3,938,652)
Purchases of FHLB stock ..........................          --             --          (402,300)       (402,300)           --
Proceeds from sale of FHLB stock .................     1,253,200           --              --              --              --
Acquisition of Innes Street Financial, net of
cash acquired.....................................          --      (19,174,273)           --              --              --
Purchases of premises and equipment ..............      (934,824)    (1,244,290)     (1,628,035)     (1,720,029)       (421,207)
                                                      ----------     ----------      ----------      ----------      ----------
Net cash provided by (used for)
investing activities .............................   (22,638,701)   (17,572,097)      3,606,611     (14,920,870)     14,392,126

FINANCING ACTIVITIES
Net increase (decrease) in deposits ..............    (8,143,224)    10,411,725       9,328,038       1,926,736       6,579,331
Issuance of additional common stock ..............    45,446,376           --              --              --              --
Dividends to stockholders ........................      (873,719)      (529,397)       (729,507)       (861,809)       (108,677)
Exercise of options ..............................       288,624           --              --              --              --
Repurchase of common stock .......................          --         (115,486)       (897,250)     (1,801,028)           --
Advances from  FHLB ..............................     7,500,000      5,000,000      10,000,000      15,000,000       5,000,000
Repayments of advances from FHLB .................    (1,500,000)    (5,679,941)     (3,000,000)    (10,500,000)     (2,500,000)
Increase (decrease) in repurchase agreements .....      (481,510)     1,320,063         236,630         605,500        (368,870)
Increase (decrease) in advances from
borrowers for insurance and taxes ................       (75,180)      (160,165)        (60,161)        310,099        (719,499)
                                                      ----------     ----------      ----------      ----------      ----------
Net cash provided by(used for) financing
activities........................................    42,161,367     10,246,799      14,877,750       4,679,498       7,882,285

Net increase (decrease) in cash and cash .........    26,059,474     (5,769,548)     19,511,529      (9,027,801)     23,154,046
equivalents
Cash and cash equivalents at the beginning of
the year..........................................    20,939,314     26,708,862       7,197,333      12,582,617       3,554,816
                                                      ----------     ----------      ----------      ----------      ----------
Cash and cash equivalents at the end of the year
the year..........................................   $46,998,788    $20,939,314    $ 26,708,862    $  3,554,816    $ 26,708,862

                                       55
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Citizens South Banking Corporation (the "Company"), formerly Gaston Federal Bancorp, Inc., is a stock holding company whose activities are primarily limited to holding the stock of Citizens South Bank, formerly Gaston Federal Bank (the "Bank"). The Bank is a community-oriented federal stock savings bank engaged primarily in the business of offering deposits to customers through its branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential, commercial and consumer loans and in mortgage-backed securities. The Bank's wholly owned subsidiary, Citizens South Financial Services, Inc. (doing business as Citizens South Investment Services) acts as an independent agent selling various uninsured financial products.

The Board of Directors of the Citizens South Holdings, MHC (the "MHC") a federal mutual holding company which owned a majority of the Company's outstanding shares of common stock, the Company and the Bank approved the Plan of Conversion and Reorganization (the "Plan") on May 23, 2002. Pursuant to the Plan, the MHC converted from the mutual holding company form of organization to the fully public form and merged into the Bank. Pursuant to the plan, the Company, which owns 100% of the Bank, was succeeded by a new Delaware corporation with the same name, Citizens South Banking Corporation. As part of the conversion, shares of common stock of Citizens South Banking Corporation representing the ownership interest of the MHC were offered for sale in the offering. The existing publicly held shares of the Company, which represented the remaining ownership interest in the Company, were exchanged for new shares of common stock of Citizens South Banking Corporation, the new Delaware corporation. The exchange ratio of 2.1408 shares of $0.01 par value common stock for each share of par value causing stock held by the public ensured that immediately after the reorganization and the share exchange, the public stockholders of the Company owned the same aggregate percentage of Citizens South Banking Corporation common stock that they owned immediately prior to the reorganization.

On September 30, 2002, the mutual-to-stock conversion of Citizens South Holdings, MHC, and the related stock offering of the Mutual Holding Company's ownership in Citizens South Banking Corporation were completed. In conjunction with the stock offering, the Company sold 5,259,945 shares of common stock at $10.00 per share, which represented the "super maximum" range of the stock offering. Gross proceeds from the stock offering amounted to $52.6 million. Net proceeds amounted to $45.5 million and reflect the following reductions from gross proceeds: 1) $1.4 million in costs incurred related to the stock offering;
2) $1.0 million used to purchase stock for the ESOP; and 3) $4.7 million in withdrawals from Citizens South Bank deposit accounts (the stock purchased by the ESOP via loan and the application of deposits for shares are non-cash financing activities).

As a result of the conversion, all historical financial information that is based on or derived from the actual or average number of outstanding shares of common stock during any period prior to September 30, 2002, has been appropriately adjusted to reflect the exchange ratio of 2.1408-to-1. The conversion was accounted for as a change in corporate form with no subsequent change in historical basis for the Company's assets, liabilities and equity.

On December 31, 2001, Citizens South Banking Corporation completed its acquisition of Innes Street Financial Corporation and its wholly-owned subsidiary, Citizens Bank, Inc. As part of the acquisition, Innes Street's stockholders received $18.50 per share for each of Innes Street's common stock issued and outstanding. The aggregate purchase price for the transaction was approximately $38 million. The transaction was accounted for using the purchase method. See Note 2 for additional information.

During the three-month period ended December 31, 2000, the Company's Board of Directors adopted a resolution to change the Company's fiscal year-end from September 30th to December 31st effective October 1, 2000. The accounting and reporting policies of Citizens South Banking Corporation follow accounting principles generally accepted in the United States of America and policies within the financial services industry. The following is a summary of the more significant policies.

Principles of Consolidation - The consolidated financial statements include the accounts of Citizens South Banking Corporation, its wholly-owned subsidiary, Citizens South Bank, and the Bank's wholly-owned subsidiary, Citizens South Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated.

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

The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis. For commercial loans, a loan is considered to be impaired when based on current information, it is probable that the Company will not collect all amounts due in accordance with contractual terms. Management monitors several internally generated reports, including past due reports, payment histories, criticized asset reports, which include loans with historical payment problems or borrowers in troubled industries as well as other sources of information such as borrower financial statements, the value collateral, etc. to identify impaired loans. Discounted cash flow analyses or the estimated fair value of collateral are used in determining the fair value of impaired loans. When the ultimate collectibility of the principal balance of an impaired loan is in doubt, cash receipts are applied to principal.

The allowance for loan losses is determined by management and maintained at a level based on losses inherent in the portfolio that are probable and reasonably estimated at the balance sheet date. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, historical loan loss experience, availability and quality of collateral, changes in economic conditions, and the quality of the loan portfolio. Loans are charged to the allowance at the time they are determined to be losses. Subsequent recoveries are credited to the allowance.

Mortgage Servicing Rights - Statement of Financial Accounting Standards ("SFAS") No. 140 requires the recognition of originated mortgage servicing rights ("mortgage servicing rights" or "MSRs") as assets by allocating total costs incurred between the originated loan sold and the servicing rights retained based on their relative fair values. MSRs are amortized in proportion to the servicing income over the estimated life of the related mortgage loan using the interest method.

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

Intangible Assets - Intangible assets with finite lives, primarily core deposit intangibles, are amortized over their estimated useful life. Goodwill is not amortized, but is evaluated for impairment on an annual basis.

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

Loan Origination Fees - Origination fees received and direct costs incurred are deferred and amortized to interest income over the contractual lives of the loans, using the level yield method.

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

Impact of Recently Adopted Accounting standards - Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. In connection with adoption of SFAS 142, the Company is required to perform an initial assessment of whether there is an indication that goodwill is impaired. During the second quarter of 2002, the Company completed its initial analysis of potential impairment under the provisions of SFAS No. 142, and determined based on that analysis that goodwill was not impaired. The Company also completed its annual impairment test at December 31, 2002 and determined based on that analysis that goodwill was not impaired. Goodwill will be tested for impairment annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company had no goodwill related to acquisitions initiated prior to July 1, 2001, or other intangible assets recorded prior to the adoption of the provisions of SFAS No. 142 whose carrying amounts or amortization were changed by the adoptions of the provisions of SFAS No. 142.

SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, was issued in August 2001 and supersedes SFAS No. 121. SFAS No. 144 establishes standards for the financial accounting and reporting requirements for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 were adopted effective January 1, 2002. The adoption of the provisions of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. The adoption of the provisions of this statement did not have a significant effect on financial position or results of operation of the Company.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the financial statements of the Company.

SFAS No. 147, Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, was issued in October 2002 and provides guidance on the application of the purchase method to acquisitions of financial institutions. This statement is effective for acquisitions on or after October 1, 2002 and is not expected to have a material impact on the financial statements of the Company.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 and is not expected to have a material impact on the financial statements of the Company.

Unaudited Financial Information - In management's opinion, the consolidated results of operations and cash flows for the year ended December 31, 2000, which are unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

NOTE 2 - BUSINESS COMBINATION

On December 31, 2001, the Company acquired 100% of the outstanding shares of common stock of Innes Street Financial Corporation and its wholly owned subsidiary, Citizens Bank. Accordingly, the results of operations of Innes Street Financial Corporation have been included in the consolidated financial statements of the Company since the acquisition effective at the close of business, December 31, 2001.

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

                                                       DECEMBER 31, 2001
                                                  ------------------------

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
                                                          ============

Of the $2,872,000 of intangible assets, $2,447,000 was assigned to core deposit premium, which is being amortized over a 7-year life on an accelerated basis. The remaining intangibles relate to mortgage servicing rights. Goodwill of $6,581,000 represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, none of which is deductible for income tax purposes

The following summarizes the results of operations as though the acquisition of Innes Street Financial Corporation had occurred at the beginning of each period.

                                                       Year Ended December 31,
                                                     2001                  2000
                                                     ----                  ----
Interest income                             $     29,872,000       $     29,287,000
Interest expense                                 (18,106,000)           (16,948,000)
                                            ----------------       ----------------
Net interest income                               11,766,000             12,339,000

Provision for loan losses                           (146,000)               (53,000)
                                            ----------------       ----------------
      Net interest income after provision         11,620,000             12,286,000

Noninterest income                                 3,143,000              2,832,000

Noninterest expense                              (10,531,000)           (10,760,000)
                                            ----------------       ----------------
Income before income taxes                         4,232,000              4,358,000

Provision for income taxes                         1,431,000              1,511,000
                                            ----------------       ----------------
Net income                                  $      2,801,000       $      2,847,000
                                            ================       ================

Basic earnings per share                              $ 0.69                 $ 0.70

Diluted earnings per share                            $ 0.68                 $ 0.70

NOTE 3 - INVESTMENT SECURITIES

The aggregate book and fair values, as well as gross unrealized gains and losses, of investment securities as of December 31 were as follows:

                                                                       December 31, 2002
                                             ----------------------------------------------------------------------
                                                   Book           Unrealized        Unrealized          Fair
                                                  Value              Gains            Losses            Value
                                             ----------------------------------------------------------------------
Investment securities Available for Sale
----------------------------------------
U.S. Treasury and other agencies             $    25,052,753    $      567,878    $          -     $   25,620,631
Municipals                                         7,413,046           283,925          (8,013)         7,688,958
FHLMC stock                                           19,200         1,114,560               -          1,133,760
Trust preferred securities                         2,000,000                 -               -          2,000,000
Other equity securities                            3,244,208            13,637        (107,247)         3,150,598
                                             -----------------  ----------------  ---------------  ----------------
Total available-for-sale                     $    37,729,207    $    1,980,000    $   (115,260)    $   39,593,947
                                             =================  ================  ===============  ================

                                                                       December 31, 2002
                                             ----------------------------------------------------------------------
                                                   Book           Unrealized        Unrealized          Fair
                                                  Value              Gains            Losses            Value
                                             ----------------------------------------------------------------------
Mortgage-backed and related securities Available-for-Sale
---------------------------------------------------------
FNMA                                         $   33,951,075            289,856         (13,752)        34,227,179
GNMA                                              9,408,318            126,846          (1,506)         9,533,658
SBA's                                             1,719,851                  -         (18,704)         1,701,147
FHLMC                                            24,667,415            281,796          (2,307)        24,946,904
                                             -----------------  ----------------  ---------------  ----------------
    Total mortgage-backed and
    Related securities                       $   69,746,659            698,498         (36,269)        70,408,888
                                             =================  ================  ===============  ================

                                                                       December 31, 2001
                                             ----------------------------------------------------------------------
                                                   Book           Unrealized        Unrealized          Fair
                                                  Value              Gains            Losses            Value
                                             ----------------------------------------------------------------------
Investment securities Available for Sale
----------------------------------------
U.S. Treasury and other agencies             $     11,901,559   $       202,013   $            -   $    12,103,572
Municipals                                          6,205,365            44,441        (137,541)         6,112,265
FHLMC stock                                            19,200         1,258,752                -         1,277,952
Corporate Bonds                                     4,020,137           141,198                -         4,161,335
Other equity securities                             2,247,838           108,010         (65,019)         2,290,829
                                             ----------------   --------------- ----------------  ----------------
Total available-for-sale                     $     24,394,099   $     1,754,414   $    (202,560)   $    25,945,953
                                             ================   ===============   ==============   ===============

                                                                       December 31, 2001
                                             ----------------------------------------------------------------------
                                                   Book           Unrealized        Unrealized          Fair
                                                  Value              Gains            Losses            Value
                                             ----------------------------------------------------------------------
Mortgage-backed and related securities Available-for-Sale
---------------------------------------------------------
FNMA                                         $      3,367,936   $        42,568   $           -    $     3,410,504
GNMA                                               11,041,992           101,284          (4,430)        11,138,846
SBA's                                               2,102,705                 -         (18,296)         2,084,409
FHLMC                                               8,735,995            52,810         (17,096)         8,771,709
                                             -----------------  ----------------  ---------------  ----------------
    Total mortgage-backed and
    Related securities                       $     25,248,628   $       196,662   $     (39,822)   $    25,405,468
                                             =================  ================  ===============  ================

The book value and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       December 31, 2002                   December 31, 2001
                                             ------------------------------------  ---------------------------------
                                                      Book             Fair               Book            Fair
                                                     Value            Value              Value           Value
                                             ------------------------------------  ---------------------------------
Available-for-Sale
------------------
Due in one year or less                         $      1,514,357  $    1,535,934     $    2,048,994  $    2,050,841
Due after one year through five years                 20,307,737      20,652,265          9,341,118       9,633,130
Due after five years through ten years                 8,667,384       9,069,786          8,281,037       8,348,041
Due after ten years                                    3,976,322       4,051,605          2,455,912       2,345,160
Equities                                               3,263,407       4,284,357          2,267,038       3,568,781
                                                ----------------- ---------------    --------------- ---------------
                                                $     37,729,207  $   39,593,947     $   24,394,099  $   25,945,953
                                                ================= ===============    =============== ===============
Mortgage-backed and related securities          $     69,746,659  $   70,408,888     $   25,248,628  $   25,405,468
                                                ================= ===============    =============== ===============

Gross realized gains on the sale of securities available for sale were $256,661, $0, $228,764, $256,331, and $3,880 for the years ended December 31, 2002,
December 31, 2001, December 31, 2000, September 30, 2000 and the three month period ended December 31, 2000, respectively. Gross realized losses on the sale of securities available for sale were $13,428, $9,115, $0, $31,447 and $0 for the years ended December 31, 2002, December 31, 2001, December 31, 2000, September 30, 2000, the three month period ended December 31, 2000, respectively. After-tax net gains (losses) on the sale of securities were $155,669, $(5,834), $146,409, $143,926, and $2,483 for the years ended December
31, 2002, December 31, 2001, December 31, 2000, September 30, 2000, and the
three month period ended December 31, 2000, respectively.

Investment securities having a carrying amount of approximately $15,065,00 have been pledged as collateral to secure public deposits at December 31, 2002. Investment securities having a carrying amount of $2,000,000 have been pledged as collateral for repurchase agreements at December 31, 2002.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans outstanding by category at December 31:

                                                                           2002                2001
                                                                     -----------------   ------------------
Real estate:
    One-to-four family residential                                       $148,843,298         $196,571,503
    Multi-family residential                                                8,961,744            8,696,209
    Commercial mortgage                                                    52,053,943           42,436,769
    Construction                                                           15,321,560           16,525,140
    Land                                                                    9,930,316            6,798,302
Commercial                                                                 12,084,201            6,930,477
Consumer                                                                   61,213,368           64,882,124
                                                                     -----------------   ------------------
Gross loans                                                               308,408,430          342,840,524
Less:
    Loans in process                                                        5,418,729            5,305,894
    Deferred loan fees, net                                                    89,406               77,215
    Allowance for loan losses                                               2,994,576            3,136,058
                                                                     -----------------   ------------------
Net loans                                                                $299,905,719         $334,321,357
                                                                     =================   ==================

The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis. Commercial loans individually evaluated and considered impaired under SFAS No. 114 at December 31, 2002 and 2001 were immaterial.

Changes in the allowance for loan losses for the years ended December 31, 2002, December 31, 2001, December 31, 2000, September 30, 2000, and the three month period ended December 31, 2000, were as follows:

                                     Year Ended     Year Ended     Year Ended     Year Ended      Three Month
                                      December       December       December       September     Period Ended
                                        2002           2001           2000           2000        December 2000
                                  --------------   -------------   ------------   ------------   -------------
Balance at beginning of year        $  3,136,058   $ 1,566,298      $ 1,516,905     $1,509,465     $ 1,536,505

Reserve acquired in acquisition                -     1,553,099                -              -               -

Provision for loan losses                225,000       120,000           52,500         30,000          30,000

Recoveries on loans previously
charged off                               17,033           943              732            394             244

Loans charged off                       (383,515)     (104,282)          (3,839)        (3,354)           (451)
                                  --------------   -------------   ------------   ------------   -------------
Balance at end of year              $  2,994,576   $ 3,136,058      $ 1,566,298     $1,536,505     $ 1,566,298
                                  ==============   =============   ============   ============   =============

Directors, executive officers, and associates of such persons were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate amounts of these loans were $3,604,217 and $2,541,737 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, new loans of $1,694,356 were made and payments totaled $631,876. During the year ended December 31, 2001, new loans of $982,000 were made and payments totaled $1,271,000. During the three month period ended December 31, 2000, new loans of $429,000 were made and payments totaled $115,000. During the year ended September 30, 2000, new loans of $853,313 were made and payments totaled $409,041.

As part of the Bank's interest rate risk management, in November 2000, the Bank sold 157 fixed-rate mortgage loans with a book value of $18,202,227 with servicing released. These fixed-rate mortgage loans had a weighted average coupon of 6.3% and a weighted average maturity of 153 months. The Company recognized a pre-tax loss of $872,745 on this sale.

During the year ended September 30, 2000, the Bank sold one loan with a book value of $9,457 at a gain of $543. The Bank held no loans for sale at December 31, 2002 and 2001.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

                                             2002                   2001
                                        ---------------        ---------------
Land                                    $    2,846,805         $    2,851,955
Buildings                                    6,186,770              5,637,149
Land Improvements                              110,715                110,715
Furniture and equipment                      2,754,801              2,911,165
                                        ---------------        ---------------
                                            11,899,091             11,510,984

Less: accumulated depreciation               3,092,179              2,870,838
                                        ---------------        ---------------
                                        $    8,806,912         $    8,640,146
                                        ===============        ===============

NOTE 6 - BANK OWNED LIFE INSURANCE

The Company owns bank-owned life insurance to fund certain employee benefit plans. The Company purchased $2,600,000 in bank-owned life insurance during the year ended December 31, 2001 and acquired approximately $800,000 in bank-owned life insurance in the acquisition of Innes Street Financial Corporation effective December 31, 2001. The bank-owned life insurance policies are recorded in other assets at their cash surrender values of $6,833,628 and $6,492,853 at December 31, 2002 and 2001, respectively.

NOTE 7 - INTANGIBLE ASSETS

Amortized intangible assets at December 31, 2002 and 2001 are summarized as follows:

                                       December 31, 2002   December 31, 2001
                                        --------------     -----------------

Core deposit intangible                 $    2,447,000     $      2,447,000
Mortgage servicing rights                      673,896              673,896
                                        --------------     -----------------
                                             3,120,896            3,120,896

Less:  accumulated amortization              1,132,914               30,041
                                        --------------     -----------------
                                        $    1,987,982     $      3,090,855
                                        ==============     =================

Amortization expense for intangible assets subject to amortization was $1,102,873 during the year ended December 31, 2002 and $30,041 during the year ended December 31, 2001 since these intangibles were recognized on December 31, 2001 in connection with the acquisition of Innes Street Financial Corporation as described in Note 2. The fair value of MSRs at December 31, 2002 and 2001 approximated carrying value. The total amount of loans serviced for others at December 31, 2002 and December 31, 2001 were $33,503,785 and $43,297,000, respectively.

Estimated amortization expense for the next five succeeding fiscal years ending December 31 are as follows:

2003          $ 522,000
2004          $ 359,000
2005          $ 268,000
2006          $ 184,000
2007          $ 139,000

The balance of goodwill was $6,670,522 and $6,581,000 at December 31, 2002 and 2001. The increase in goodwill is due to costs of the acquisition that exceeded the initial estimates made during the purchase price allocation.

NOTE 8 - DEPOSITS

Deposit balances and interest expense and average rates paid for the years ended December 31, 2002, December 31, 2001, and the three month period ended December 31, 2000 and the year ended September 30 are summarized as follows:

                                              December 31,                                  December 31,
                                                  2002                                          2001
                            --------------------------------------------------------------------------------------------
                                   Actual           Interest      Average         Actual         Interest     Average
                                   Balance           Expense       Rate          Balance         Expense        Rate
                                   -------           -------       ----          -------         -------        ----
Noninterest bearing           $      11,203,428   $           -          -    $    7,952,755   $           -          -
Interest bearing checking            25,772,621          93,452       0.4%        25,329,824        186,098        1.2%
Money market deposit                 35,810,998         497,398       1.5%        29,489,123        459,947        2.7%
Savings                              43,670,086         637,769       1.4%        44,011,250        398,268        2.1%
Certificates of deposit             224,404,799       6,733,190       2.9%       246,909,362      6,328,376        5.4%
                              ------------------  -------------- ----------   ---------------  ------------- -----------

                              $     340,861,932   $   7,961,809       2.3%    $  353,692,314   $  7,372,689        4.2%
                              ==================  ============== ==========   ===============  ============= ===========

                                             December 31,                                September 30,
                                                 2000                                         2000
                            ------------------------------------------------------------------------------------------
                                  Actual          Interest     Average         Actual         Interest      Average
                                 Balance           Expense       Rate         Balance          Expense        Rate
                                 -------           -------       ----         -------          -------        ----
Noninterest bearing           $    7,096,258      $         -          -     $  5,272,347      $        -           -
Interest bearing checking         14,562,151           58,383       1.1%       14,008,668         225,549        1.1%
Money market deposit              14,689,852          135,164       3.6%       14,908,946         452,410        3.2%
Savings                           17,922,242          133,064       2.9%       19,188,828         692,521        3.1%
Certificates of deposit          113,660,342        1,670,725       6.1%      107,972,725       5,597,790        5.4%
                              ------------------  -------------- ----------  ----------------  ------------- -----------
                              $  167,930,845      $ 1,997,336       4.7%     $161,351,514      $6,968,270        4.3%
                              ==================  ============== ==========  ================  ============= ===========

Contractual maturities of certificates of deposit as of December 31, 2002 and 2001 are as follows:

                                  2002                    2001
                                  ----                    ----
Under 1 year             $       169,266,978    $       221,439,430
1 to 2 years                      36,368,520             20,096,176
2 to 3 years                      12,739,157              5,194,589
3 to 4 years                       6,030,144                179,167
                          -------------------    -------------------
                         $       224,404,799    $       246,909,362
                          ===================    ===================

Certificates of deposit in excess of $100,000 totaled $49,140,313 and $51,043,952 at December 31, 2002 and 2001, respectively, and may not be fully insured by the FDIC. Interest paid on deposits and other borrowings was $10,382,999 for the year ended December 31, 2002, $10,167,219 for the year ended December 31, 2001, $2,690,090 for the three-month period ended December 31, 2000 and $8,921,888 for the year ended September 30, 2000, respectively.

Directors, executive officers, and associates of such persons were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $3,333,855 and $1,693,000 at December 31, 2002, 2001, respectively. The significant increase in these deposits during the year ended December 31, 2002 primarily was due to the inclusion of the Bank's advisory directors, who were directors of Innes Street Financial Corporation, pursuant to the acquisition of Citizens Bank, Inc. on December 31, 2001. In addition, four individuals were added to the complement of executive officers during 2002.

The deposits of the Bank are insured by the Savings Association Insurance Fund
(SAIF), one of two funds administered by the FDIC. The Bank's annual SAIF premium rates were $.0204 per $100 of deposits for the years ended December 31, 2002 and December 31, 2001, the three-month period ended December 31, 2000 and the year ended September 30, 2000.

NOTE 9 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Atlanta are pursuant to lines of credit and are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. Advances had interest rates ranging from 1.95% to 6.60% at December 31, 2002 and 3.59% to 6.60% at December 31, 2001. The total amount available on the line of credit is 25% of total assets of the Bank. The unused portion of the line of credit available to the Company at December 31, 2002 was approximately $76,381,000.

Maturities of advances at December 31 are as follows:

                                           2002                2001
                                      ---------------     ---------------
Advances from FHLB due:
         Less than 1 year            $     6,000,000     $             -
         1 to 2 years                      6,500,000           6,500,000
         2 to 3 years                      7,000,000           5,000,000
         3 to 4 years                              -           7,000,000
         4 to 5 years                              -                   -
         5 to 10 years                    27,000,000          22,000,000
         After 10 years                            -                   -
                                      ---------------     ---------------
                                     $    46,500,000     $    40,500,000
                                      ===============     ===============

Interest rates on certain convertible advances may be reset on certain dates at the option of the Federal Home Loan Bank in accordance with the terms of the note. The Bank has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating rate at the time the advance is called by the Federal Home Loan Bank. The Bank currently has one $5.0 million advance that will be callable quarterly until it matures in January 2005. The Bank has one $5.0 million advance that will be callable quarterly beginning November 2005 until it matures in November 2012. The Bank also has five other advances that have a one-time call option. Interest rates on $8.0 million may reset in 2003, $8.0 million may reset in 2004, and $5.0 million may reset in 2005.

The Company also has a $2,000,000 line of credit with First Charter Bank with no outstanding balance at December 31, 2002.

NOTE 10 - INCOME TAXES

The provision for income taxes is summarized below:

                                                                                                           Three Month
                                          Year Ended     Year Ended      Year Ended       Year Ended       Period Ended
                                          December       December        December         September         December
                                            2002           2001            2000             2000              2000
                                       --------------- -------------- ---------------- ---------------- -----------------
Currently payable
    Federal                            $   1,978,000   $    734,730          869,480   $    1,100,430   $       19,000

    State                                    352,000         13,000           88,400          104,000            8,000
                                       --------------- -------------- ---------------- ---------------- -----------------
                                           2,330,000        747,730          957,880
                                                                                            1,204,430           27,000

                                                                                                           Three Month
                                         Year Ended      Year Ended      Year Ended       Year Ended      Period Ended
                                          December     December 2001      December        September         December
                                            2002                            2000             2000             2000
                                       --------------- --------------- --------------- ----------------- ----------------
Deferred

    Federal                                  207,052        (37,000)         (71,400)          (76,000)           (12,700)

    State                                     (9,000)        (9,000)         (40,700)          (41,000)            (9,000)
                                       --------------- -------------- ----------------- ----------------- ----------------

                                             198,052        (46,000)        (112,100)         (117,000)           (21,700)
                                       --------------- -------------- ----------------- ----------------- ----------------

    Total income
    taxes                              $   2,528,052   $    701,730   $      845,780    $    1,087,430    $         5,300
                                       =============== ============== ================= ================= ================

The reasons for the difference between consolidated income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows:

                                                                                                              Three Month
                                                    Year Ended    Year Ended    Year Ended     Year Ended    Period Ended
                                                     December      December      December       September      December
                                                       2002          2001          2000           2000           2000
                                                  -------------- -------------  -----------   -------------- --------------
Federal  income  taxes at  statutory
rate                                              $ 2,392,000   $  818,000     $   882,000    $ 1,113,000    $    23,000
State income  taxes,  net of federal
benefit                                               226,000       (2,000)         32,000         42,000         (1,000)
Effect   of   federal   tax   exempt
interest                                              (92,000)     (91,000)        (97,000)       (92,000)       (23,000)

Other                                                   2,052      (23,270)         28,780         24,430          6,300
                                                   ------------- -------------  -----------   -------------- --------------
                                                   $2,528,052    $ 701,730      $  845,780    $ 1,087,430          5,300
                                                   ============= =============  ===========   ============== ==============
Effective tax rate                                      35.9%        29.2%           32.6%           33.2%           7.8%
                                                   ============= =============  ===========   ============== ==============

Income taxes receivable are included in other assets and were $253,786 and $551,338 at December 31, 2002 and 2001, respectively. Income taxes paid for the years ended December 31, 2002 and 2001, the three-month period ended December 31, 2000 and the year ended September 30, 2000 were $2,530,000, $936,000,
$97,000, and $1,176,000, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                          2002               2001
                                                    -----------------------------------
Deferred tax assets
    Deferred compensation                           $     1,036,156    $      1,436,944
    Allowance for loan losses                             1,171,478           1,261,435
    Excess carrying value of liabilities
        assumed for financial reporting
        purposes over tax basis                              49,663             513,000
    Other                                                   210,090              95,455
                                                    -----------------  -----------------
             Gross deferred tax assets                    2,467,387           3,306,834
Deferred tax liabilities
    Excess carrying value of assets acquired
        for financial reporting purposes over
        tax basis                                         1,477,478           2,011,294
    Deferred loan fees                                      195,050             299,001
    Unrealized gain on securities
       Available-for-sale                                   988,550             683,202
    Other                                                         -             239,895
                                                     ----------------  -----------------
             Gross deferred tax liabilities               2,661,078           3,233,392
                                                     ----------------  -----------------
             Net deferred tax asset (liability)     $      (193,691)   $         73,442
                                                    =================  =================

The Company, in accordance with SFAS No. 109, did not record a deferred tax liability of approximately $3,140,000 as of December 31, 2002 related to the cumulative special bad debt deduction for savings and loan associations recognized for income tax reporting prior to September 30, 1988, Citizen South Bank's base year.

Management believes that the Company will fully realize deferred tax assets based on future taxable temporary differences, refundable income taxes from carryback years, and current levels of operating income.

NOTE 11 - COMMITMENTS TO EXTEND CREDIT

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

                                                   2002                2001
                                             ----------------   --------------
Residential mortgage loan commitments        $   3,674,100      $    2,198,430
Non-residential mortgage loan commitments        2,450,000           5,073,573
Commercial loan commitments                      1,780,000           1,241,200
Consumer loan commitments                          920,686             251,000
Unused lines of credit
    Commercial                                  12,492,446          12,275,000
    Consumer                                    44,332,632          41,211,000

Residential mortgage loan commitments at December 31, 2002 either have fixed rates ranging from 5.25% to 6.0% or variable rates ranging from 4.25% to 4.625%. Non-residential mortgage loan commitments have variable rates ranging from the Bank's prime rate (4.25% at December 31, 2002) to the Bank's prime rate minus 0.25%. Commercial loan commitments either have fixed rates at 7.00% or variable rates at the Bank's prime rate minus 0.50%. Consumer loan commitments either have fixed rates ranging from 5.625% to 8.25% or variable rates ranging from the Bank's prime rate plus 0% to 1%. Commitment periods are typically 60 days.

NOTE 12 - REGULATORY CAPITAL REQUIREMENTS

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

The Bank is required to maintain: tangible capital of at least 1.5% of adjusted total assets; core capital of at least 4.0% of adjusted total assets; and total capital of at least 8.0% of risk weighted assets. At December 31, 2002, the Bank's tangible capital and core capital were both $57,304,000 or 11.92% of tangible assets, and total capital was $60,801,000 or 19.69% of risk-weighted assets. The Company's primary regulator, the Office of Thrift Supervision, informed the Bank that it was in the well-capitalized category as of the most recent regulatory examination, and management is not aware of any events that have occurred since that would have changed its classification.

                                                                                                    To Be Well
                                                                                                Capitalized Under
                                                                        For Capital             Prompt Corrective
                                                Actual               Adequacy Purposes          Action Provisions
                                         ----------------------    -----------------------    -----------------------
                                          Amount       Ratio        Amount        Ratio        Amount        Ratio
                                         ---------    ---------    ---------     ---------    ----------    ---------
                                              (dollars in          (dollars in thousands)     (dollars in thousands)
                                              thousands)
As of December 31, 2002
     Total Risk-Based Capital
         (to Risk-Weighted Assets)    $    60,801       19.69%       24,702         8.00%        30,877       10.00%
     Tier 1 Capital
         (to Risk-Weighted Assets)         57,304       18.56%       12,351         4.00%        18,526        6.00%
     Tier 1 Capital
         (to Adjusted Total Assets)        57,304       11.92%       19,232         4.00%        24,040        5.00%
     Tangible Capital
         (to Adjusted Total Assets)        57,304       11.92%        7,212         1.50%        14,424        3.00%
As of December 31, 2001
     Total Risk-Based Capital
         (to Risk-Weighted Assets)    $    30,616       10.25%  $    23,892         8.00%  $     29,865       10.00%
     Tier 1 Capital
         (to Risk-Weighted Assets)         26,922        9.01%       11,946         4.00%        17,919        6.00%
     Tier 1 Capital
         (to Adjusted Total Assets)        26,922        6.17%       17,440         4.00%        21,800        5.00%
     Tangible Capital
         (to Adjusted Total Assets)        26,922        6.17%        6,540         1.50%        13,080        3.00%
As of December 31, 2000
     Total Risk-Based Capital
         (to Risk-Weighted Assets)    $    38,069       25.48%  $    11,952         8.00%  $     14,940       10.00%
     Tier 1 Capital
         (to Risk-Weighted Assets)         35,917       24.04%        5,976         4.00%         8,964        6.00%
     Tier 1 Capital
         (to Adjusted Total Assets)        35,917       14.29%       10,078         4.00%        12,598        5.00%
     Tangible Capital
         (to Adjusted Total Assets)        35,917       14.29%        3,779         1.50%         7,559        3.00%

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Bank provides supplemental benefits to substantially all employees through a 401(k) savings plan. Effective January 1, 2002, eligible participants may contribute up to 75% of eligible compensation, with the Bank providing matching contributions of 50% of employee contributions up to 6% of eligible compensation. Prior to January 1, 2002, eligible participants were allowed contribute up to 15% of eligible compensation, with the Bank providing matching contributions of 50% of employee contributions up to 6% of compensation. The plan also provides for discretionary employer contributions. Total expense relating to this plan was $93,032 for the year ended December 31, 2002, $62,314 for the year ended December 31, 2001, $141,357 for the year ended December 31, 2000, $58,678 for the year ended September 30, 2000 and $15,565 for the three month period ended December 31, 2000.

The Bank also maintains nonqualified deferred compensation and/or supplemental retirement plans for certain of its directors. During 2001, the Bank added a similar plan for certain executive officers. Total expense for the plans was $312,182 for the year ended December 31, 2002, $300,199 for the year ended December 31, 2001, $86,470 for the year ended December 31, 2000, $175,288 for the year ended September 30, 2000 and $28,662 for the three month period ended December 31, 2000.

Prior to the acquisition at December 31, 2001, Citizens Bank maintained non-qualified deferred compensation plans for key employees and directors: a diversified and a non-diversified plan. These plans have been adopted by Citizens South Bank. The eligible employees may defer a portion of their compensation and the directors may defer a portion of their directors' fees. The deferred assets are maintained in rabbi trusts, which are included in Other Assets of the Company. The assets are accounted for at market value in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, with the resulting gains or losses in value recorded as an adjustment to the fair value of the deferred compensation obligation.

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

1999 Stock Option Plan - On April 12, 1999, the Company's shareholders also approved the Citizens South Bank 1999 Stock Option Plan that provided the issuance of 211,335 options for directors and officers to purchase the Company's common stock. Pursuant to the mutual holding company conversion and reorganization completed on September 30, 2002, each share of the $1.00 par value common stock of Citizens South Banking Corporation (the former Federal corporation) was exchanged for 2.1408 shares of $0.01 par value common stock of the Citizens South Banking Corporation (the new Delaware Corporation), which preserved the previous shareholders' interest in Citizens South Banking Corporation. Thus, the 211,335 shares of common stock in the 1999 Stock Option Plan were exchanged for 452,425 shares, with the exercise prices previously granted options adjusted according to the same ratio. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the plan and accordingly, no compensation expense has been recognized in connection with the granting of the stock options. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes.

Had the compensation cost for the Company's stock option plan been determined in accordance with the fair-value accounting provisions of SFAS No. 123, net income, basic earnings per share, and diluted earnings per share would have been as follows (note that all earnings per share numbers have been adjusted to the reflect the exchange ratio of 2.1408-to-1):

                                  Year Ended            Year Ended            Year Ended
                               December 31 2002      December 31 2001      December 31 2000
                               ------------------    ------------------    -----------------
Net income:
     As reported                     $ 4,507,934           $ 1,704,125          $ 1,747,635
     Pro forma                       $ 4,398,801           $ 1,600,118          $ 1,554,948
Basic earnings per share:
     As reported                        $   0.51              $   0.20             $   0.20
     Pro forma                          $   0.50              $   0.18             $   0.18
Diluted earnings per share:
     As reported                        $   0.51              $   0.20             $   0.20
     Pro forma                          $   0.50              $   0.18             $   0.18

                                                              Three Month
                                        Year Ended           Period Ended
                                     September 30 2000     December 31 2000
                                     ------------------    ------------------
Net income:
     As reported                           $ 2,184,868              $ 62,842
     Pro forma                             $ 1,934,841              $ 36,840
Basic earnings per share:
     As reported                              $   0.25                $ 0.01
     Pro forma                                $   0.22                $ 0.01
Diluted earnings per share:
     As reported                              $   0.25                $ 0.01
     Pro forma                                $   0.22                $ 0.01

The following is a summary of stock option activity and related information for the years ended December 31, 2002 and December 31, 2001, the three-month period ended December 31, 2000 and the year ended September 30, 2000.

                                Year Ended December 31, 2002   Year Ended December 31, 2001
                                ----------------------------   -----------------------------
                                              Weighted Avg.                  Weighted Avg.
                                  Options    Exercise Price     Options      Exercise Price
                                ----------   --------------    ---------    ----------------
Outstanding-
Beginning of period              $ 410,494    $   5.63         $ 410,494    $   5.63
     Granted                        21,407        7.26                --       --
     Exercised                     (51,500)       5.61                --       --
     Forfeited                        --       --                     --       --
                                 ---------    --------         ---------      --------
Outstanding-end of period          380,401    $   5.73           410,494    $   5.63
                                 =========                     =========
Exercisable-end of period          294,451    $   5.63           287,826    $   5.62
                                 =========                     =========
Weighted average fair value
of options granted during
the period                       $    1.60                     $      --
                                 =========                     =========

                                Year Ended December 31, 2000  Year Ended September 30, 2000
                                ----------------------------  -----------------------------
                                              Weighted Avg.                Weighted Avg.
                                  Options    Exercise Price   Options      Exercise Price
                                ----------   --------------   ---------     --------------
Outstanding-
     Beginning of period         $ 426,394    $   5.63        $ 428,308      $   5.63
     Granted                          --       --                 5,352          5.61
     Exercised                        --       --                  --           --
     Forfeited                     (15,900)       5.63           (7,266)         5.61
                                 ---------    --------        ---------      --------
     Outstanding-end of period     410,494    $   5.63          426,394      $   5.63
                                 =========                    =========
     Exercisable-end of period     229,706    $   5.62          236,066      $   5.61
                                 =========                    =========
Weighted average fair value
of options granted during
the period                       $      --                    $  1.20
                                 =========                    =========

Exercise prices for options outstanding as of December 31, 2002 ranged from $5.61 to $7.27. Exercise prices for option outstanding as of December 31, 2001, December 31, 2000 and September 30, 2000, ranged from $5.605 to $7.264. The weighted average remaining contractual life of those options is approximately three years at December 31, 2002 and 2001 and approximately four years at December 31, 2000 and September 30, 2000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the year ended December 31, 2002: dividend yield of 3.27%, expected volatility of 34%, a risk-free interest rate of 5.00%, and expected lives of 7 years. The following weighted average assumptions were used for the year ended December 31, 2001, the three month period ended December 31, 2000 and the year ended September 30, 2000; dividend yield of 2.08%, expected volatility of 22%, a risk-free interest rate of 6.00%, and expected lives of 7 years for the options.

Employee Stock Ownership Plan - The Bank established an Employee Stock Ownership Plan (ESOP). The ESOP is a tax-qualified retirement plan designed to invest primarily in the Company's common stock. All full-time employees of the Bank who have completed one year of service with the Bank will be eligible to participate in the ESOP. The ESOP utilized funds borrowed from the Company totaling $1,690,680, to purchase approximately 8%, or 169,068 shares of the Company's common stock issued in the 1998 Conversion. The ESOP utilized funds borrowed from the Company totaling $1,051,980 to purchase 105,198 additional shares of the Company's common stock issued in the 2002 Conversion. The loans to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 15 years for each loan. Under the terms of the ESOP, the Bank makes contributions to the ESOP sufficient to cover all payments of principal and interest as they become due. The 1998 loan had an outstanding balance of $1,127,119 with an interest rate of 4.25% and $1,239,831 with an interest rate of 4.75% at December 31, 2002 and 2001, respectively. The interest rate on the loan is based on the Bank's prime rate. The 2002 loan had an outstanding balance of $981,848 with an interest rate of 4.25% at December 31, 2002.

Shares purchased with the loan proceeds are held in a suspense account by the trustee of the plan for future allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation as described in the plan. The number of shares released to participants will be determined based upon the percentage of principal and interest payments made during the year divided by the total remaining principal and interest payments including the current year's payment. Participants will vest in the shares allocated to their respective accounts over a period not to exceed 5 years. Any forfeited shares are allocated to the then remaining participants in the same proportion as contributions. As of December 31, 2002, 89,225 shares have been allocated to participants and 185,041 shares remain unallocated. The fair value of the unallocated shares was $1,887,418 at December 31, 2002. The Company recognizes compensation expense attributable to the ESOP ratably over the fiscal year based upon the estimated number of ESOP shares to be allocated each December 31st. The Company recognized $145,305, $315,000, $21,000 and $124,000 as compensation expense in the year ended December 31, 2002, the year ended December 31, 2001, the three-month period ended December 31, 2000 and the year ended September 30, 2000, respectively.

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

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At December 31, 2002 and 2001, The Company had outstanding unfunded commitments to extend credit offered in the normal course of business. Fair values of these commitments are based on fees currently charged for similar instruments. At December 31, 2002 and 2001, the carrying amounts and fair values of these off-balance sheet financial instruments were immaterial.

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

                                                           2002                                2001
                                         ---------------------------------------------------------------------------
                                            Carrying Amount    Estimated Fair   Carrying Amount     Estimated Fair
                                                                   Value                                Value
                                         ---------------------------------------------------------------------------
Financial assets
   Cash and due from banks               $        7,606,918  $       7,606,918 $       6,047,576  $       6,047,576
   Interest-earning bank balances                39,391,870         39,391,870        14,891,738         14,891,738
   Investment and mortgage-
      backed securities                         110,002,835        110,002,835        51,351,421         51,351,421
   Loans                                        299,905,719        308,059,946       334,321,357        335,561,635

Financial liabilities
   Deposits                                     340,861,932        362,762,003       353,692,314        355,528,258
   Repurchase agreements                          1,075,182          1,075,182         1,556,693          1,556,693
   Advances from FHLB                            46,500,000         50,182,876        40,500,000         41,796,771

NOTE 15 - EARNINGS PER SHARE

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

The only potential stock of the Company as defined in SFAS No. 128, is stock options granted to various directors and officers of the Bank. The following is a summary of the computation of basic and diluted earnings per share (note all earnings per share amounts have been adjusted to reflect the 2.1408-to1 conversion which occurred in the current year):

                                                   Year Ended           Year Ended          Year Ended
                                                  December 31,         December 31,        December 31,
                                                      2002                 2001                2000
                                                 ----------------    -----------------   -----------------
Net income                                           $ 4,507,934          $ 1,704,125         $ 1,747,635

Weighted average outstanding shares                    8,767,982            8,745,626           8,753,609

Basic earnings per share                                  $ 0.51               $ 0.20              $ 0.20

Weighted average outstanding shares                    8,767,982            8,745,626           8,753,609

Dilutive effect of stock options                         102,072               40,637                   -
                                                 ----------------    -----------------   -----------------

Weighted average diluted shares                        8,870,054            8,786,263           8,753,609

Diluted earnings per share                                $ 0.51               $ 0.20              $ 0.20

                                                                       Three Month
                                                   Year Ended         Period Ended
                                                  September 30,        December 31,
                                                      2000                 2000
                                                 ----------------   ------------------
Net income                                           $ 2,184,868             $ 62,842

Weighted average outstanding shares                    8,815,673            8,739,324

Basic earnings per share                                  $ 0.25               $ 0.01

Weighted average outstanding shares                    8,815,673            8,739,324

Dilutive effect of stock options                           2,368                    -
                                                 ----------------   ------------------

Weighted average diluted shares                        8,818,041            8,739,324

Diluted earnings per share                                $ 0.25               $ 0.01

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

As of December 31, 2002, 371,600 shares have been repurchased under these plans at an average price of $12.85 per share.

NOTE 16 -  PARENT-ONLY  FINANCIAL INFORMATION

The earnings of the Bank are recognized by Citizens South Banking Corporation using the equity method of accounting. Accordingly, undistributed earnings of the Bank are recorded as increases in the Company's investment in the Bank. The following are the condensed financial statements of the Company as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001, the three month period ended December 31, 2000, and the year ended September 30, 2000.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                    December 31,         December 31,
                                                        2002                 2001
                                                   ----------------     ----------------
Assets
Cash and cash equivalents                          $    28,332,114      $     1,929,167
Investment in securities available-for-sale                961,644              867,527
Investment in subsidiary                                67,034,481           38,742,791
Other assets                                               185,735              137,184
                                                   ----------------     ----------------
Total assets                                       $    96,513,974      $    41,676,669
                                                   ================     ================

Liabilities and Stockholders' Equity
Liabilities                                        $       131,294      $        46,322
Stockholders' Equity                                    96,382,680           41,630,347
                                                   ----------------     ----------------
Total liabilities and stockholders' equity         $    96,513,974      $    41,676,669
                                                   ================     ================

CONDENSED STATEMENTS OF OPERATIONS

                                                                                         Three Month
                                                Year Ended           Year Ended          Period Ended         Year Ended
                                               December 31,         December 31,         December 31,        September 30,
                                                   2002                 2001                 2000                2000
                                             -----------------    -----------------    -----------------   ------------------
Interest income                              $       255,815      $        75,772      $        23,006     $       125,441
Interest expense                                     (26,865)                   -                    -                   -
Other operating income                                81,592                    -                    -                   -
Other operating expenses                             (94,346)             (74,481)              (2,393)            (74,952)
                                             -----------------    -----------------    -----------------   ------------------
Income before income taxes and
    undistributed earnings from
    subsidiaries                                     216,196                1,291               20,613              50,489
Income taxes                                         (83,162)                (200)              (8,000)            (19,000)
                                             -----------------    -----------------    -----------------   ------------------

Income before undistributed
earnings from subsidiaries                           133,034                1,091               12,613              31,489
Equity in undistributed earnings of
    Subsidiaries                                   4,374,900            1,703,034               50,229           2,153,379
                                             -----------------    -----------------    -----------------   ------------------

Net income                                   $     4,507,934      $     1,704,125      $        62,842     $     2,184,868
                                             =================    =================    =================   ==================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                Three Month
                                                        Year Ended          Year Ended         Period Ended         Year Ended
                                                       December 31,        December 31,        December 31,       September 30,
                                                           2002                2001                2000                2000
                                                     -----------------    ----------------    ----------------   -----------------
Operating activities
    Net income                                           $ 4,507,934         $1,704,125       $       62,842       $   2,184,868
    Adjustments to reconcile net income to net
    Cash provided by operating activities
    (Gain) on sale of investments                            (81,592)                 -                    -                   -
    Equity in undistributed (earnings) loss of
      subsidiaries                                        (4,374,900)        (1,703,034)             (50,229)         (2,153,379)
    Allocation of shares to ESOP                             273,998            282,654               39,449             123,984
    Decrease (increase) in other operating
      assets                                                 (48,551)           (62,391)             129,373            (215,155)
    (Decrease) increase in other operating
      liabilities                                             84,972              9,336               29,437              17,464
                                                     -----------------    ----------------    ----------------   -----------------

        Net cash provided by (used in)
          operating activities                               361,861            230,690              210,872             (42,218)

Investing activities
    Purchase of investments available-for-sale               (94,117)                 -              (51,000)           (150,007)
     Acquisition of Innes Street Financial Corp.,
      net of cash acquired                                         -        (22,607,382)                   -                   -
                                                     -----------------    ----------------    ----------------   -----------------

        Net cash used in investing activities                (94,117)       (22,607,382)             (51,000)           (150,007)

Financing activities
    Issuance of additional common stock                   50,133,534                  -                    -                   -
    Repurchase of common stock                                     -           (115,486)                   -          (1,801,028)
    Contributed capital to bank subsidiary               (23,124,612)                 -                    -                   -
    Dividends received from bank subsidiary                        -         22,555,137                    -                   -
    Dividends to stockholders                               (873,719)          (529,397)            (108,677)           (861,808)
                                                     -----------------    ----------------    ----------------   -----------------
        Net cash (used in) provided by
          financing activities                            26,135,203         21,910,254             (108,677)         (2,662,836)

Net increase (decrease) in cash and cash
   equivalents                                            26,402,947           (466,438)              51,195          (2,855,061)
Cash and cash equivalents, beginning of
   period                                                  1,929,167          2,395,605            2,344,410           5,199,471
                                                     -----------------    ----------------    ----------------   -----------------
Cash and cash equivalents, end of period                $ 28,332,114       $  1,929,167         $  2,395,605       $   2,344,410
                                                     =================    ================    ================   =================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The "Proposal I - Election of Directors" section of the Registrant's preliminary proxy statement for its 2002 annual meeting of stockholders (the "Preliminary Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The "Proposal I - Election of Directors" section of the Registrant's Preliminary Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The "Proposal I - Election of Directors" section of the Registrant's Preliminary Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The "Proposal I - Election of Directors" section of the Registrant's Preliminary Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

A.       EXHIBITS

3.1 Certificate of Incorporation of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

3.2 Bylaws of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

4 Form of Common Stock Certificate of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

10.1 Employment Agreement with Kim S. Price (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

10.2 Deferred Compensation and Income Continuation Agreement (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

10.3 Employee Stock Option Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

10.4 Supplemental Executive Retirement Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

10.5 Form of Merger/Protection Agreement with Gary F. Hoskins (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

10.6 Form of Merger/Protection Agreement with Paul L. Teem, Jr. (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

10.7 Form of Merger/Protection Agreement with Michael R. Maguire (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

21 Subsidiaries of Registrant(incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

23       Consent of Cherry, Bekaert & Holland, L.L.P.

24       Power of Attorney (set forth on signature page)

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                       89
SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CITIZENS SOUTH BANKING CORPORATION

Date:    March 26, 2003                         By: /s/ Kim S. Price
         --------------                             ----------------------------
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

By:    /s/ Kim S. Price                         By: /s/ Gary F. Hoskins
       -----------------------                     -----------------------------
       Kim S. Price                                 Gary F. Hoskins
       President, Chief Executive Officer and       Executive Vice President,
       Director (Principal Executive Officer)       Treasurer and Chief
                                                    Financial Officer(Principal
                                                    Financial and Accounting
                                                    Officer)

Date:  March 26, 2003                           Date: March 26, 2003
       -----------------------                  --------------------------------
By:    /s/ David W. Hoyle                       By:  /s/ Ben R. Rudisill, II
       -----------------------                     -----------------------------
       David W. Hoyle                                    Ben R. Rudisill, II
       Chairman                                          Vice Chairman

Date:  March 26, 2003                           Date: March 26, 2003
       -----------------------                  --------------------------------
By:    /s/ Martha B. Beal                       By:  /s/ Charles D. Massey
       -----------------------                     -----------------------------
       Martha B. Beal                                    Charles D. Massey
       Director                                          Director

Date:  March 26, 2003                           Date: March 26, 2003
       -----------------------                  --------------------------------
By:    /s/ James J. Fuller                      By: /s/ Eugene R. Matthews, II
       -----------------------                     -----------------------------
       James J. Fuller                                   Eugene R. Matthews, II
       Director                                          Director

Date:  March 26, 2003                           Date: March 26, 2003
       -----------------------                  --------------------------------