Form 10-Q
period 2003-03-31
CITIZENS SOUTH BANKING CORP
filed 2003-05-14
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ______________

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

      Indicate by check |X| whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check |X| whether the Registrant is an accelerated filer. Yes | | No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Common stock, $0.01 par value
                 8,921,632 shares outstanding as of May 1, 2003.

Citizens South Banking Corporation

                                      INDEX

                                                                                                     Page
PART I.  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements ..............................................    2

              Consolidated Statements of Financial Condition
                    March 31, 2003 and December 31, 2002 ..........................................    2

              Consolidated Statements of Operations
                  Three months ended March 31, 2003 and 2002 ......................................    3

              Consolidated Statements of Comprehensive Income
                  Three months ended March 31, 2003 and 2002 ......................................    4

              Consolidated Statements of Changes in Stockholders' Equity
                  Three months ended March 31, 2003 and 2002 ......................................    5

              Consolidated Statements of Cash Flows
                  Three months ended March 31, 2003 and 2002 ......................................    6

              Notes to Consolidated Financial Statements ..........................................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................................   11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................   15

         Item 4.  Controls and Procedures .........................................................   15

PART II. OTHER INFORMATION ........................................................................   16

Exhibit 99.1      Statement of Chief Executive Officer Furnished
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .......................   20

Exhibit 99.2      Statement of Chief Financial Officer Furnished
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .......................   21

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Citizens South Banking Corporation
Consolidated Statements of Financial Condition
(in thousands, except per share data)

                                                                                          March 31,         December 31,
                                                                                             2003               2002
                                                                                          ---------         ------------
                                                                                          (unaudited)
Assets:
Cash and due from banks ..........................................................        $   9,218          $   7,607
Interest-earning bank balances ...................................................           19,628             39,392
                                                                                          ---------          ---------
   Cash and cash equivalents .....................................................           28,846             46,999
Investment securities available-for-sale, at fair value ..........................           39,062             39,594
Mortgage-backed and related securities available-for-sale, at fair value .........           93,618             70,409
Loans receivable, net unearned income ............................................          302,291            302,901
Allowance for loan losses ........................................................           (3,000)            (2,995)
                                                                                          ---------          ---------
   Loans, net ....................................................................          299,291            299,906
Real estate owned ................................................................              240              1,307
Accrued interest receivable ......................................................            2,107              1,912
Premises and equipment, net ......................................................           11,480              8,807
Federal Home Loan Bank stock .....................................................            2,825              2,639
Cash value of life insurance policies ............................................            9,918              6,834
Core deposit intangible ..........................................................            1,358              1,484
Goodwill .........................................................................            6,671              6,671
Other assets .....................................................................            5,800              6,005
                                                                                          ---------          ---------
   Total assets ..................................................................        $ 501,216          $ 492,567
                                                                                          =========          =========

Liabilities and Stockholders' Equity:
Noninterest demand deposit accounts ..............................................        $  13,475          $  11,203
Interest-bearing demand deposit accounts .........................................           28,613             25,773
Money market deposit accounts ....................................................           41,969             35,811
Savings accounts .................................................................           41,606             43,670
Time deposits ....................................................................          218,202            224,405
                                                                                          ---------          ---------
   Total deposits ................................................................          343,865            340,862
Borrowed money ...................................................................           52,897             47,575
Advances from borrowers for taxes and insurance ..................................              680                440
Accrued interest payable .........................................................              329                382
Other liabilities ................................................................            6,650              6,925
                                                                                          ---------          ---------
   Total liabilities .............................................................          404,421            396,184

Common stock, $0.01 par value, 20,000,000 shares authorized, 9,076,552 shares issued and outstanding at March 31, 2003, 9,062,727 shares issued
   and outstanding at December 31, 2002 ..........................................               91                 91
Additional paid-in-capital .......................................................           68,179             68,176
Unallocated common stock held by Employee Stock Ownership Plan ...................           (2,116)            (2,161)
Retained earnings, substantially restricted ......................................           29,402             28,739
Accumulated unrealized gain on securities available-for-sale, net of tax .........            1,239              1,538
                                                                                          ---------          ---------
   Total stockholders' equity ....................................................           96,795             96,383
                                                                                          ---------          ---------

Total liabilities and stockholders' equity .......................................        $ 501,216          $ 492,567
                                                                                          =========          =========

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)
                                                                  Three Months
                                                                 Ended March 31,
                                                                 --------------
                                                                 2003      2002
                                                                 ----      ----
Interest Income:
Loans ......................................................    $4,469    $5,588
Investment securities ......................................       418       321
Interest-bearing deposits ..................................        88       102
Mortgage-backed and related securities .....................       928       288
                                                                ------    ------
  Total interest income ....................................     5,903     6,299

Interest Expense:
Deposits ...................................................     1,741     2,125
Borrowed funds .............................................       587       551
                                                                ------    ------
  Total interest expense ...................................     2,328     2,676
                                                                ------    ------

Net interest income ........................................     3,575     3,623

Provision for loan losses ..................................        15        65
                                                                ------    ------

  Net interest income after provision for loan losses ......     3,560     3,558

Noninterest Income:
Service charges and fee income on deposit accounts .........       557       522
Income on mortgage banking and other lending activities ....       247       143
Dividends on Federal Home Loan Bank stock ..................        30        55
Commissions on sale of financial products ..................        31        47
Gain on sale of assets .....................................        14        98
Other income ...............................................       205       163
                                                                ------    ------
Total noninterest income ...................................     1,084     1,028

Noninterest Expense:
Compensation and benefits ..................................     1,519     1,406
Occupancy ..................................................       325       360
Professional services ......................................       121        79
Data processing expense ....................................        21        93
Advertising and promotions .................................        72        64
Amortization of intangible assets ..........................       126       356
Loss on sale of assets .....................................        10        10
Prepayment fee on FHLB advances ............................         0        65
Other expenses .............................................       569       611
                                                                ------    ------
  Total noninterest expense ................................     2,763     3,044

Income before income taxes .................................     1,881     1,542

Provision for income taxes .................................       674       550
                                                                ------    ------

Net income .................................................    $1,207    $  992
                                                                ======    ======

Per Share Data:
Net income - basic .........................................    $ 0.14    $ 0.11
Net income - diluted .......................................      0.14      0.11
Cash dividends paid ........................................      0.06      0.04

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  ------------------
                                                                                    2003       2002
                                                                                  -------      -----
Net income ................................................................       $ 1,207      $ 992
Other comprehensive income, net of tax:
    Unrealized gains on securities available for sale:
        Unrealized holding gains arising during period ....................          (297)      (231)
        Reclassification adjustment for (gains) included in net income ....            (2)       (42)
                                                                                  -------      -----
    Other comprehensive income ............................................          (299)      (273)
                                                                                  -------      -----

Comprehensive income ......................................................       $   908      $ 719
                                                                                  -------      -----

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Changes in Stockholders' Equity (unaudited) (in thousands)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                            ------------------------
                                                                                              2003             2002
                                                                                            --------        --------
Common stock:
At beginning of period ...........................................................          $     91        $  4,581
Exercise of options ..............................................................                 0               0
                                                                                            --------        --------
At end of period .................................................................                91           4,581
                                                                                            --------        --------

Additional paid-in-capital:
At beginning of period ...........................................................            68,176          16,843
Allocation from shares purchased with loan from ESOP .............................                 3               0
Exercise of options ..............................................................                 0               0
                                                                                            --------        --------
At end of period .................................................................            68,179          16,843
                                                                                            --------        --------

Unallocated common stock held by ESOP:
At beginning of period ...........................................................            (2,162)         (1,240)
Allocation from shares purchased with loan from ESOP .............................                46              29
                                                                                            --------        --------
At end of period .................................................................            (2,116)         (1,211)
                                                                                            --------        --------

Retained earnings, substantially restricted:
At beginning of period ...........................................................            28,739          25,105
Net income .......................................................................             1,207             992
Cash dividends declared on common stock ..........................................              (544)           (140)
                                                                                            --------        --------
At end of period .................................................................            29,402          25,957
                                                                                            --------        --------

Accumulated unrealized gain on securities available for sale, net of tax:
At beginning of period ...........................................................             1,538           1,116
Other comprehensive results, net of tax ..........................................              (299)           (273)
                                                                                            --------        --------
At end of period .................................................................             1,239             843
                                                                                            --------        --------

Treasury Stock:
At beginning of period ...........................................................                 0          (4,776)
Repurchase of common stock .......................................................                 0               0
                                                                                            --------        --------
At end of period .................................................................                 0          (4,776)
                                                                                            --------        --------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                              -------------------------
                                                                                                2003             2002
                                                                                              --------         --------
Cash flows from operating activities:
  Net income ...........................................................................      $  1,207         $    992
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ........................................................            15               65
      Depreciation .....................................................................           161              181
      (Gain) on sale of investments, available for sale ................................            (3)             (66)
      (Gain) on sale of other assets ...................................................            (1)             (22)
      Purchase of bank-owned life insurance ............................................        (3,000)               0
      Deferred loan origination fees ...................................................           (37)             (49)
      Allocation of shares to the ESOP .................................................            48               28
      (Increase) in accrued interest receivable ........................................          (194)            (370)
      Amortization of intangible assets ................................................           126              356
      Decrease in other assets .........................................................            70              720
      (Decrease) in other liabilities ..................................................           (74)            (582)
                                                                                              --------         --------
        Net cash provided by (used for) operating activities ...........................        (1,682)           1,253

Cash flows from investing activities:
  Net decrease in loans receivable .....................................................           637            9,481
  Proceeds from the sale of loans ......................................................             0            1,311
  Proceeds from the sale of investment securities ......................................         2,000            2,000
  Proceeds from the sale of mortgage-backed securities .................................           525            1,335
  Proceeds from the sale of other assets ...............................................         1,040              130
  Maturities and prepayments of investment securities ..................................         2,086              913
  Maturities and prepayments of mortgage-backed securities .............................         3,556            4,347
  Purchases of investments .............................................................        (3,850)               0
  Purchases of mortgage-backed securities ..............................................       (27,443)          (3,493)
  (Purchase) sale of FHLB stock ........................................................          (185)             503
  Capital expenditures for premises and equipment ......................................        (2,857)            (104)
                                                                                              --------         --------
        Net cash provided by (used for) investment activities ..........................       (24,491)          16,423

Cash flows from financing activities:
  Net increase (decrease) in deposits ..................................................         3,002           (1,610)
  Dividends paid to stockholders .......................................................          (544)            (140)
  Net increase (decrease) in borrowed money ............................................         5,322           (1,048)
  Increase in advances from borrowers for insurance and taxes ..........................           240              395
                                                                                              --------         --------
        Net cash provided by (used for) financing activities ...........................         8,020           (2,403)

Net increase (decrease) in cash and cash equivalents ...................................       (18,153)          15,273

Cash and cash equivalents at beginning of period .......................................        46,999           20,939
                                                                                              --------         --------

Cash and cash equivalents at end of period .............................................      $ 28,846         $ 36,212
                                                                                              ========         ========

See accompanying notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      In management's opinion, the accompanying consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      The consolidated financial statements include the accounts of Citizens South Banking Corporation (the "Company") and the Company's wholly-owned subsidiary, Citizens South Bank (the "Bank").

      Per share amounts and average shares outstanding have been adjusted to reflect the 2.1408-for-1 exchange ratio used in the stock offering that closed on September 30, 2002, discussed in Note 2.

      The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the consolidated financial statements of the Company as of and for the years ended December 31, 2002, 2001, and 2000, filed as part of the Company's annual report on Form 10-K. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

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

Note 2 - Mutual-to-Stock Conversion and Related Stock Offering

      On September 30, 2002, the mutual-to-stock conversion of Citizens South Holdings, MHC, the mutual holding company (the "Mutual Holding Company") of Citizens South Banking Corporation, the predecessor of the Company, and the related stock offering of the Mutual Holding Company's ownership interest in Citizens South Banking Corporation were completed. In conjunction with the stock offering, the Company sold 5,259,945 shares of common stock at $10.00 per share. Net proceeds from the stock offering amounted to $45.6 million.

      Prior to the completion of the conversion, the Mutual Holding Company owned 2,457,007 shares, or approximately 58.4% of the outstanding shares of capital stock in Citizens South Banking Corporation. Upon conversion, each share of the $1.00 par value common stock of Citizens South Banking Corporation held by the public was exchanged for 2.1408 shares of $0.01 par value common stock of the Company which preserved the previous shareholders' ownership interest in Citizens South Banking Corporation. As a result, all historical financial information that is based on or derived from the actual or average number of outstanding shares of common stock during any period prior to September 30, 2002, has been appropriately adjusted to reflect the exchange ratio of 2.1408-to-1. The conversion was accounted for as a change in corporate form with no subsequent change in historical basis for the Company's assets, liabilities, and equity.

Note 3 - Use of Estimates

      The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 4 - Earnings per Share

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2003 and 2002, basic earnings per share has been computed based upon the weighted average common shares outstanding of 8,757,664 and 8,771,262, respectively.

      The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2003 and 2002 (in thousands, except share data):

                                                         Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                        2003             2002
                                                        ----             ----

Net income ...................................       $    1,207       $      992

Weighted average outstanding shares ..........        8,757,664        8,771,262
Dilutive effect of stock options .............          162,867           58,009
                                                     ----------       ----------
Weighted average diluted shares ..............        8,920,531        8,829,271

Diluted earnings per share ...................       $     0.14       $     0.11

Note 5 - Stock Compensation Plans

      On April 12, 1999, the Company's shareholders approved the Citizens South Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. Pursuant to the mutual holding company conversion and reorganization completed September 30, 2002, each share of the $1.00 par value common stock of Citizens South Banking Corporation (the former Federal corporation) was exchanged for 2.1408 shares of $0.01 par value common stock of Citizens South Banking Corporation (the new Delaware corporation), which preserved the previous shareholders' interest in Citizens South Banking Corporation. Thus, the 211,335 shares of common stock in the 1999 Stock Option Plan were exchanged for 452,425 shares, with the exercise prices of the previously granted options adjusted accordingly to the same ratio. As of March 31, 2003, 366,576 options were issued and unexercised, including 16,145 in reload options. Also, 81,460 options had been exercised and 20,534 options were unissued. The issued and unexercised options had a weighted average exercise price of $5.94 and a weighted average contractual life of 73 months. There were 285,077 options fully vested as of March 31, 2003, of which 68% were incentive and 32% were non-statutory stock options.

      In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company has adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. As such, no stock-based employee compensation cost is reflected in net income for these plans.

      Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented below (note that earnings per share numbers for the three months ended March 31, 2002, have been adjusted to reflect the exchange ratio of 2.1408-to-1):

                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
                                                             2003         2002
                                                             ----         ----
Net income ( in thousands):
         As reported                                      $   1,207    $     992
         Deduct: Total stock-based employee
         compensation cost determined under
         the fair value method, net of tax                        7           18
                                                          ---------    ---------
Pro forma                                                 $   1,200    $     974
                                                          ---------    ---------

Basic earnings per share:
         As reported                                      $    0.14    $    0.11
         Pro forma                                        $    0.14    $    0.11

Diluted earnings per share:
         As reported                                      $    0.14    $    0.11
         Pro forma                                        $    0.13    $    0.11

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ending March 31, 2003 and 2002: dividend yield of 3.27%, expected volatility of 20%, risk-free investment rate of 5.0%, and expected lives of 7 years.

Note 6 - Dividend Declaration

      On April 21, 2003, the Board of Directors of the Company approved and declared a regular cash dividend of $0.06 per share of common stock to shareholders of record as of May 1, 2003, and payable on May 15, 2003.

Note 7 - Impact of Recently Issued Accounting Standards

      SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002; its adoption effective January 1, 2003 did not have a material impact on the financial statements of the Company.

      SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for fiscal years ending after December 15, 2002 and are included in these interim financial statements.

      SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends SFAS No. 133 for certain decisions made by the Financial Accounting Standards Board as part of the Derivatives Implementation Group process and to clarify the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain specific issues already addressed by the Derivatives Implementation Group and declared effective that are included in the statement. The adoption of the provisions of this statement is not expected to have a material impact on the financial statements of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements provided that the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in the Company's forward looking statements. Factors that may cause actual results to differ materially from those projected in the forward looking statements include, but are not limited to, general economic conditions that are less favorable than expected, changes in market interest rates that result in reduced interest margins, risks in the loan portfolio, including prepayments, are greater than expected, legislation or regulatory changes that have a less than favorable impact on the business of the Company are enacted, and competitive pressures increase significantly. Statements included in this report should be read in conjunction with the Company's Annual Report on Form 10-K which is incorporated into this discussion by this reference. Forward looking statements speak only as of the date they are made and the Company does not undertake to update forward looking statements to reflect circumstances or events that occur after the date of the forward looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition

      Assets. Total assets of the Company increased by $8.6 million, or 1.7%, from $492.6 million as of December 31, 2002, to $501.2 million as of March 31, 2003. This increase was primarily funded by a $8.3 million increase in deposits and borrowings. During the three-month period, the Company invested excess liquidity into mortgage-backed securities resulting in a $23.2 million, or 33.0%, increase in mortgage-backed securities to $93.6 million. This excess liquidity was due to the $45.6 million in net proceeds received from the September 30, 2002 stock offering and the increased level of prepayments on residential mortgage loans. As a result of these historically high levels of mortgage loan prepayments, net loans decreased by $615,000 to $299.3 million. Most of these prepayments were concentrated in the one-to-four family residential mortgage loan portfolio which decreased by $11.3 million, or 7.6%, to $148.1 million. The portfolio of one-to-four family residential loans decreased due to the fact that management typically originates all new fixed-rate residential loans in the name of various third party investors. By closing and funding these loans in the name of a third party, the Company reduces its overall vulnerability to rising interest rates and immediately recognizes fee income from the origination of these loans. In addition, this program allows the Bank to offer a broader range of mortgage loan products to its customers. During the same period, the combined gross portfolios for all other loans, including multifamily residential, commercial mortgage, land, commercial business, and consumer loans, increased by $9.9 million, or 6.2%, to $169.5 million. Management will continue to seek to grow these loan portfolios in a safe and sound manner with an emphasis on adjustable-rate loans or shorter-term fixed rate loans. Also during the period, the Company sold a large parcel of real estate owned for $1.1 million, purchased a $2.0 million parcel of property to be used for a new corporate office with available outparcels, and purchased $3.0 million in bank-owned life insurance.

      Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management's periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower's financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of March 31, 2003, the allowance for loan losses amounted to $3.0 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for risks inherent in the remaining loan portfolios. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

                                                          At and For the Three
                                                         Months Ended March 31,
                                                         ----------------------
                                                         2003             2002
                                                         ----             ----
                                                         (dollars in thousands)
Allowance for loan losses:
Beginning of period                                     $2,995           $3,136
Provision for loan losses                                   15               65
Recoveries                                                   2                0
Less: Charge-offs                                           12              179
                                                        ------           ------
End of period                                            3,000            3,022
                                                        ------           ------

Nonaccrual loans                                           570            1,453
Real estate owned                                          240            1,698
                                                        ------           ------
Nonperforming assets                                       810            3,151
                                                        ------           ------

 Allowance for loan losses as a
     percentage of total loans                            0.99%            0.91%

Nonperforming loans to
     total loans                                          0.19%            0.44%

Nonperforming assets to
      total assets                                        0.16%            0.71%

      Interest income that would have been recorded for the three months ended March 31, 2003 and 2002, had nonaccruing loans had been current in accordance with their original terms amounted to $37,000 and 63,000, respectively.

      Liabilities. Total liabilities increased by $8.2 million, or 2.1%, from $396.2 million as of December 31, 2002, to $404.4 million as of March 31, 2003. This increase was primarily due to a $5.3 million increase in borrowed money and a $3.0 million increase in total deposits. During the quarter the Company repaid a $5.0 million Federal Home Loan Bank adjustable rate advance and replaced these funds with $10.0 million of fixed rate advances. These additional borrowed funds were used to purchase mortgage-backed securities. Total borrowings, including repurchase agreements, increased $5.3 million, or 11.1%, to $52.9 million. Also during the quarter, total deposits increased by $3.0 million, or 0.9%. Core deposits, which include checking accounts, savings accounts, and money market deposit accounts, increased by $9.2 million, or 7.9%, to $125.7 million as of March 31, 2003. These increases were partly offset by a $6.2 million decrease in higher-costing time deposits to $218.2 million. Management plans to continue in its efforts to gain deposit market share through new product development and branch expansion with an emphasis on core deposits.

      Equity. Total equity increased by $412,000, or 0.4%, from $96.4 million as of December 31, 2002, to $96.8 million as of March 31, 2003. This increase was primarily due to $1.2 million in earnings, which was partly offset by the payment of $544,000 in cash dividends and a $299,000 decrease in accumulated unrealized gains on available-for-sale securities.

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002

      General. Net income for the Company for the three months ended March 31, 2003, amounted to $1.2 million, or $0.14 per share, as compared to $992,000, or $0.11 per share, for the three months ended March 31, 2002.

      Net interest income. Net interest income decreased by $48,000, or 1.3%, to $3.6 million for the three months ended March 31, 2003. Interest income decreased by $396,000, or 6.3%, primarily as a result of a 108 basis point, or 16.9%, decrease in the average yield on earning assets to 5.30%. The decrease in yield was partially offset by a $52.1 million, or 13.0%, increase in the average outstanding balance of interest earning assets to $453.1 million. The increase in average interest earning assets was primarily due to the $45.6 million in net proceeds received from the stock offering that closed on September 30, 2002 as described in Note 2. Interest expense decreased by $348,000, or 13.0%, during the period. This reduction in interest expense was due to a 29 basis point, or 10.3%, reduction in the average cost of funds to 2.52%, and a $10.9 million, or 2.8%, decrease in the average balance of interest-bearing liabilities to $374.9 million. Average interest-bearing liabilities decreased primarily as a result of a decrease in deposits resulting from the Innes Street acquisition. Many of these deposits were higher costing time deposits. The net interest margin for the Company was 3.25% for the quarter ended March 31, 2002, compared to 2.88% for the quarter ended March 31, 2003.

      Provision for loan losses. The provision for loan losses amounted to $15,000 for the three months ended March 31, 2003, compared to $65,000 for the three months ended March 31, 2002. The amount of the provision for loan losses was reduced, in part, due to a reduction in the amount of outstanding loans resulting from the increased level of residential loan prepayments. Management establishes the provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. There have been no material changes in management's methods for determining the provision for loan losses during the past year. The allowance for loan losses was $3.0 million, or 0.99% of gross loans, as of March 31, 2003, compared to $3.0 million, or 0.91% of gross loans, as of March 31, 2002. The ratio of the allowance for loan losses to gross loans has increased during the past year due, in part, to the increased concentration of commercial real estate and commercial business loans during the past year. Future loan loss provisions will be made based on management's analysis and review of the information cited above.

      Noninterest income. Noninterest income amounted to $1.1 million for the three months ended March 31, 2003, as compared to $1.0 million for the three months ended March 31, 2002. This increase of $56,000, or 5.5%, was primarily due to increased fees generated by the Bank's mortgage banking department and additional fee income derived from deposit products. Fee income derived from lending and mortgage banking activities increased $104,000, or 72.7%, due to higher residential loan originations resulting from historically low interest rates. These loans are generally originated on behalf of a third party and all fees collected are recognized as current period income. Income on deposit accounts increased $35,000, or 6.7%, due, in part, to the increased number of fee-generating demand deposit accounts. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion.

      During the quarter ended March 31, 2003, the Company recognized a gain of $14,000 primarily from the sale of $2.0 million in investment securities. During the quarter ended March 31, 2002, the Company recognized a gain of $98,000 primarily from the sale of $2.0 million in investment securities and $1.3 million in fixed rate residential mortgage loans.

      Noninterest expense. Noninterest expense amounted to $2.7 million for the quarter ended March 31, 2003, compared to $3.0 million for the quarter ended March 31, 2002, representing a decrease of $281,000, or 9.2%. This decrease was primarily due to a $230,000 reduction in the amortization of the core deposit premium. The core deposit intangible, created as a result of the Company's acquisition of Innes Street Financial Corporation ("Innes Street" or "acquisition") in December 2001, is being amortized over a seven-year period using the accelerated method. The Company also incurred a $72,000 reduction in data processing expense resulting from the computer conversion and integration associated with the acquisition and paid a $65,000 prepayment penalty on a Federal Home Loan Bank advance during the first quarter of 2002. These reductions in expenses were partly offset by a $113,000, or 8.0%, increase in compensation and a $42,000, or 53.2%, increase in professional services. Compensation increased due to the additional number of employees needed to operate a larger Company, while professional services increased due to additional outside services being needed to operate a fully-public Company and to ensure proper corporate governance in light of new regulatory actions.

      Income taxes. Income taxes amounted to $674,000, or 35.8% of taxable income, for the quarter ended March 31, 2003, as compared to $550,000, or 35.7% of taxable income, for the quarter ended March 31, 2002. From time to time the Company invests in tax-advantaged assets such as municipal securities, bank-owned life insurance, and government agency securities in order to reduce its income tax burden.

Liquidity, Market Risk, and Capital Resources

      The objective of the Company's liquidity management policy is to ensure the availability of sufficient funds to meet the cash needs of borrowers and depositors and to provide funds necessary to maintain the normal operations of the Company. The Company's liquidity is primarily affected by fluctuations in deposit and lending activities, maturities of investments and borrowed money, and investments in capital improvements and market expansion. Its liquidity is also impacted by certain off-balance sheet items such as loan commitments, unfunded portions of construction loans, and unused lines of credit. At March 31, 2003, the Company had loan commitments of $27.4 million, undisbursed portions of construction loans of $4.6 million, and unused lines of credit of $58.9 million. Neither the Company nor its subsidiaries have incurred off-balance sheet obligations through the use of or investment in derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships, limited liability companies, or trusts.

      The Company's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, cash flows generated by investment and mortgage-backed securities, and growth in core deposits. As of March 31, 2003, the Company's cash and due from banks and interest-earning bank balances totaled $28.8 million compared to $47.0 million as of December 31, 2002. This $18.2 million decrease was largely due to a $24.5 million decrease in net cash used for investment activities. These investment activities include the purchase of $27.4 million in mortgage-backed securities, the purchase of $3.9 million in investment securities and $2.9 million in capital expenditures. These capital expenditures included the acquisition of land for a new corporate office in Gastonia, NC, construction of a new branch in Mooresville, NC, and remodeling and renovations to the branch offices in Salisbury, NC, and Rockwell, NC. The decrease in cash for investment activities was partly offset by the sale of $2.5 million in mortgage-backed and investment securities, $1.0 million from the sale of real estate owned, and $5.6 million in maturities and prepayments on mortgage-backed and investment securities. The Company also used $1.7 million for operating activities. These funds were primarily used to purchase $3.0 million in bank-owned life insurance, the effects of which were partly offset by net income of $1.2 million. The funds used for operating and investment activities were partly offset by $8.0 million in cash provided by financing activities. These financing activities primarily consisted of a $3.0 million increase in deposits and a $5.3 million increase in borrowed money.

      The Company's external sources of funds include increases in large denomination wholesale deposits and advances from the Federal Home Loan Bank of Atlanta ("FHLB"). If the Company requires funds beyond its internal funding capabilities, the Company has $73.6 million in additional advances available from its line of credit with the FHLB. These FHLB advances are secured by a blanket lien on first mortgage residential loans held by the Company. Given the Company's current liquidity position, availability of credit, and cash flows from internal sources, management believes that the Company has the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and commitments as opportunities arise.

      The Company's most significant form of market risk is interest rate risk, as the Company's assets and liabilities are sensitive to changes in interest rates. The Company's Asset / Liability Committee ("ALCO") is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. During the 2003 fiscal year, the Company purchased $27.4 million in mortgage-backed securities with excess liquidity held by the Company as a result of the September 2002 stock offering. These mortgage-backed securities typically have a balloon or interest rate adjustment after an initial seven- or five-year period, or have a fixed rate for ten years based on a ten-year amortization schedule. There were no other changes in the Company's asset or liability composition that could result in a material change in the Company's analysis of interest rate sensitivity as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2003, Citizens South Bank's level of capital exceeded all applicable regulatory requirements. Citizens South Bank's Tier I capital was $58.6 million, or 11.96% of adjusted assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is included above in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity, Market Risk, and Capital Resources."

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

Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the stockholders during the quarter ended March 31, 2003.

Exhibits and Report on Form 8-K.

(a)   Exhibits:

      99.1 Written statement of Chief Executive Officer furnished pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

      99.2 Written statement of Chief Financial Officer furnished pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) There were no reports filed on Form 8-K with the SEC during the quarter ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                    Citizens South Banking Corporation


Date: May 13, 2003                  By: /s/ Kim S. Price
                                       -----------------------------------------
                                       Kim S. Price
                                       President and Chief Executive Officer


Date: May 13, 2003                  By: /s/ Gary F. Hoskins
                                       -----------------------------------------
                                       Gary F. Hoskins
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer

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


May 13, 2003                               /s/ Kim S. Price
------------                               -------------------------------------
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


May 13, 2003                                         /s/ Gary F. Hoskins
------------                                         ---------------------------
Date                                                 Gary F. Hoskins
                                                     Chief Financial Officer