Form 10-Q
period 2003-06-30
CITIZENS SOUTH BANKING CORP
filed 2003-08-14
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2003.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _______________

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

      Indicate by check |X| whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check |X| whether the Registrant is an accelerated filer. Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Common stock, $0.01 par value
              8,926,908 shares outstanding as of August 12, 2003.

Citizens South Banking Corporation

                                      INDEX

                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements .........................      1

              Consolidated Statements of Financial Condition
                    June 30, 2003 and December 31, 2002 ....................      1

              Consolidated Statements of Operations
                  three and six months ended June 30, 2003 and 2002 ........      2

              Consolidated Statements of Comprehensive Income
                  six months ended June 30, 2003 and 2002 ..................      3

              Consolidated Statements of Changes in Stockholders' Equity
                  six months ended June 30, 2003 and 2002 ..................      4

              Consolidated Statements of Cash Flows
                  six months ended June 30, 2003 and 2002 ..................      5

              Notes to Consolidated Financial Statements ...................      6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................     10

         Item 3. Quantitative and Qualitative Disclosures About Market Risk      16

         Item 4. Controls and Procedures ...................................     16

PART II. OTHER INFORMATION .................................................     17

SIGNATURES .................................................................     19

Exhibit 31.1  Certification of Chief Executive Officer Pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002 .............     20

Exhibit 31.2  Certification of Chief Financial Officer Pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002 .............     21

Exhibit 32.1  Statement of Chief Executive Officer Pursuant
              to Section 906 of the Sarbanes-Oxley Act of 2002 .............     22

Exhibit 32.2  Statement of Chief Financial Officer Pursuant
              to Section 906 of the Sarbanes-Oxley Act of 2002 .............     23

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Citizens South Banking Corporation
Consolidated Statements of Financial Condition
(in thousands, except per share data)

                                                                               June 30,      December 31,
                                                                                 2003            2002
                                                                             ------------    ------------
                                                                              (unaudited)
Assets:
Cash and due from banks ..................................................   $      7,796    $      7,607
Interest-earning bank balances ...........................................         28,062          39,392
                                                                             ------------    ------------
   Cash and cash equivalents .............................................         35,858          46,999
Investment securities available-for-sale, at fair value ..................         29,089          39,594
Mortgage-backed and related securities available-for-sale, at fair value .         96,219          70,409
Loans receivable, net unearned income ....................................        301,759         302,901
Allowance for loan losses ................................................         (3,002)         (2,995)
                                                                             ------------    ------------
   Loans, net ............................................................        298,757         299,906
Real estate owned ........................................................            146           1,307
Accrued interest receivable ..............................................          1,829           1,912
Premises and equipment, net ..............................................         12,890           8,807
Federal Home Loan Bank stock .............................................          2,575           2,639
Cash value of life insurance policies ....................................         10,098           6,834
Core deposit intangible ..................................................          1,252           1,484
Goodwill .................................................................          6,671           6,671
Other assets .............................................................          5,833           6,005
                                                                             ------------    ------------
   Total assets ..........................................................   $    501,217    $    492,567
                                                                             ============    ============

Liabilities and Stockholders' Equity:
Noninterest demand deposit accounts ......................................   $     13,053    $     11,203
Interest-bearing demand deposit accounts .................................         28,774          25,773
Money market deposit accounts ............................................         42,939          35,811
Savings accounts .........................................................         39,284          43,670
Time deposits ............................................................        220,964         224,405
                                                                             ------------    ------------
   Total deposits ........................................................        345,014         340,862
Borrowed money ...........................................................         52,671          47,575
Advances from borrowers for taxes and insurance ..........................            911             440
Accrued interest payable .................................................            315             382
Other liabilities ........................................................          7,053           6,925
                                                                             ------------    ------------
   Total liabilities .....................................................        405,964         396,184

Common stock, $0.01 par value, 20,000,000 shares authorized, 8,926,908 shares issued and outstanding at June 30, 2003, 9,062,727 shares issued
   and outstanding at December 31, 2002 ..................................             88              91
Additional paid-in-capital ...............................................         68,304          68,176
Unallocated common stock held by Employee Stock Ownership Plan ...........         (2,070)         (2,161)
Retained earnings, substantially restricted ..............................         29,991          28,739
Accumulated unrealized gain on securities available-for-sale, net of tax .          1,663           1,538
Treasury stock of 135,819 shares at cost .................................         (2,723)              0
                                                                             ------------    ------------
   Total stockholders' equity ............................................         95,253          96,383
                                                                             ------------    ------------
Total liabilities and stockholders' equity ...............................   $    501,217    $    492,567
                                                                             ============    ============

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                               Three Months                 Six Months
                                                               Ended June 30,              Ended June 30,
                                                               --------------              --------------
                                                             2003          2002           2003          2002
                                                             ----          ----           ----          ----
Interest Income:
Loans .................................................   $     4,364   $     5,425    $     8,833   $    11,013
Investment securities .................................           272           357            689           679
Interest-bearing deposits .............................            73           113            162           215
Mortgage-backed and related securities ................           936           297          1,864           585
                                                          -----------   -----------    -----------   -----------
  Total interest income ...............................         5,645         6,192         11,548        12,492

Interest Expense:
Deposits ..............................................         1,693         1,992          3,434         4,118
Borrowed funds ........................................           593           547          1,180         1,098
                                                          -----------   -----------    -----------   -----------
  Total interest expense ..............................         2,286         2,539          4,614         5,216
                                                          -----------   -----------    -----------   -----------

Net interest income ...................................         3,359         3,653          6,934         7,276
Provision for loan losses .............................            15            70             30           135
                                                          -----------   -----------    -----------   -----------
  Net interest income after provision for loan losses .         3,344         3,583          6,904         7,141

Noninterest Income:
Fee income on deposit accounts ........................           621           571          1,178         1,093
Income on mortgage banking and other lending activities           267           171            513           314
Dividends on FHLB stock ...............................            27            44             58            99
Gain on sale of assets ................................            45            21             60           109
Fair value adjustment on Rabbi trust assets ...........           156           (70)           187           (51)
Other noninterest income ..............................           242           167            447           358
                                                          -----------   -----------    -----------   -----------
  Total noninterest income ............................         1,358           904          2,443         1,922

Noninterest Expense:
Compensation and benefits .............................         1,498         1,311          2,986         2,698
Fair value adjustment on deferred compensation ........           156           (70)           187           (51)
Occupancy and equipment expense .......................           318           349            643           710
Professional services .................................           211            99            332           178
Amortization of intangible assets .....................           106           252            232           608
Loss on sale of assets ................................             3            17             13            16
Other noninterest expenses ............................           839           752          1,501         1,585
                                                          -----------   -----------    -----------   -----------
  Total noninterest expense ...........................         3,131         2,710          5,894         5,744

Income before income taxes ............................         1,571         1,777          3,453         3,319

Provision for income taxes ............................           447           647          1,122         1,197
                                                          -----------   -----------    -----------   -----------

Net income ............................................   $     1,124   $     1,130    $     2,331   $     2,122
                                                          ===========   ===========    ===========   ===========

Basic earnings per share ..............................   $      0.13   $      0.13    $      0.27   $      0.24
Diluted earnings per share ............................   $      0.13   $      0.13    $      0.26   $      0.24

Basic average common shares outstanding ...............     8,660,195     8,776,726      8,708,740     8,731,925
Diluted average common shares outstanding .............     8,808,915     8,923,672      8,840,222     8,735,209

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                                         ----------------------
                                                                            2003         2002
                                                                         ---------    ---------
  Net income .........................................................   $   2,331    $   2,122
  Other comprehensive income, net of tax:
      Unrealized gains on securities available for sale:
          Unrealized holding gains arising during period .............         152          178
          Reclassification adjustment for (gains) included in net income       (27)         (45)
                                                                         ---------    ---------
      Other comprehensive income .....................................         125          133
                                                                         ---------    ---------

  Comprehensive income ...............................................   $   2,456    $   2,255
                                                                         ---------    ---------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Changes in Stockholders' Equity (unaudited) (in thousands)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                            ----------------------
                                                                              2003         2002
                                                                            ---------    ---------
Common stock:
At beginning of period ..................................................   $      91    $   4,581
Repurchase of common stock ..............................................          (2)           0
Exercise of options .....................................................          (1)           0
                                                                            ---------    ---------
At end of period ........................................................          88        4,581
                                                                            ---------    ---------

Additional paid-in-capital:
At beginning of period ..................................................      68,176       16,843
Allocation from shares purchased with loan from ESOP ....................           3            0
Exercise of options .....................................................         125            0
                                                                            ---------    ---------
At end of period ........................................................      68,304       68,176
                                                                            ---------    ---------

Unallocated common stock held by ESOP:
At beginning of period ..................................................      (2,161)      (1,240)
Allocation from shares purchased with loan from ESOP ....................          91           57
                                                                            ---------    ---------
At end of period ........................................................      (2,070)      (1,183)
                                                                            ---------    ---------

Retained earnings, substantially restricted:
At beginning of period ..................................................      28,739       25,105
Net income ..............................................................       2,331        2,122
Cash dividends declared on common stock .................................      (1,079)        (280)
                                                                            ---------    ---------
At end of period ........................................................      29,991       26,947
                                                                            ---------    ---------

Accumulated unrealized gain on securities available for sale, net of tax:
At beginning of period ..................................................       1,538        1,116
Other comprehensive results, net of tax .................................         125          133
                                                                            ---------    ---------
At end of period ........................................................       1,663        1,249
                                                                            ---------    ---------

Treasury Stock:
At beginning of period ..................................................           0       (4,776)
Repurchase of common stock ..............................................      (2,723)           0
                                                                            ---------    ---------
At end of period ........................................................      (2,723)      (4,776)
                                                                            ---------    ---------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                      --------------------
                                                                                        2003        2002
                                                                                      --------    --------
Cash flows from operating activities:
  Net income ......................................................................   $  2,331    $  2,122
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ...................................................         30         135
      Depreciation ................................................................        322         413
      (Gain) on sale of investments, available for sale ...........................        (42)        (70)
      (Gain) on sale of other assets ..............................................         (4)        (23)
      Purchase of bank-owned life insurance .......................................     (3,000)          0
      Deferred loan origination fees ..............................................        (83)        (43)
      Allocation of shares to the ESOP ............................................         94          57
      (Increase) decrease in accrued interest receivable ..........................         84        (211)
      Amortization of intangible assets ...........................................        232         608
      (Increase) decrease in other assets .........................................       (278)      3,451
      Increase (decrease) in other liabilities ....................................        313      (2,684)
                                                                                      --------    --------
        Net cash provided by (used for) operating activities ......................         (1)      3,755

Cash flows from investing activities:
  Net decrease in loans receivable ................................................      1,202      11,868
  Proceeds from the sale of loans .................................................          0       1,361
  Proceeds from the sale of investment securities .................................      7,000       2,000
  Proceeds from the sale of mortgage-backed securities ............................        525       3,066
  Proceeds from the sale of other assets ..........................................      1,040         156
  Maturities and prepayments of investment securities .............................     10,008         926
  Maturities and prepayments of mortgage-backed securities ........................     12,037       7,424
  Purchases of investments ........................................................     (6,850)    (10,000)
  Purchases of mortgage-backed securities .........................................    (37,779)    (10,995)
  Sale of FHLB stock ..............................................................         65         503
  Capital expenditures for premises and equipment .................................     (4,428)       (284)
                                                                                      --------    --------
        Net cash provided by (used for) investment activities .....................    (17,180)      6,025

Cash flows from financing activities:
  Net increase (decrease) in deposits .............................................      4,152      (6,864)
  Exercise of options .............................................................        125           0
  Repurchase of common stock ......................................................     (2,725)          0
  Dividends paid to stockholders ..................................................     (1,079)       (280)
  Net increase (decrease) in borrowed money .......................................      5,096      (1,531)
  Increase in advances from borrowers for insurance and taxes .....................        471         735
                                                                                      --------    --------
        Net cash provided by (used for) financing activities ......................      6,040      (7,940)

Net increase (decrease) in cash and cash equivalents ..............................    (11,141)      1,840

Cash and cash equivalents at beginning of period ..................................     46,999      20,939
                                                                                      --------    --------

Cash and cash equivalents at end of period ........................................   $ 35,858    $ 22,779
                                                                                      ========    ========

See accompanying notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      In management's opinion, the accompanying consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three- and six-month periods ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

      Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented below (note that earnings per share numbers for the three and six months ended June 30, 2002, have been adjusted to reflect the exchange ratio of 2.1408-to-1):

                                                    Three months ended        Six Months ended
                                                         June 30,                  June 30,
                                                  -----------------------   ----------------------
                                                    2003         2002         2003         2002
                                                    ----         ----         ----         ----
Net income (in thousands):
         As reported                              $   1,124    $   1,130    $   2,331    $   2,122
             Deduct: Total stock-based employee
             compensation cost determined under
             the fair value method, net of tax          (85)         (17)        (117)         (35)
                                                  ---------    ---------    ---------    ---------
         Pro forma                                $   1,039    $   1,113    $   2,214    $   2,087
                                                  ---------    ---------    ---------    ---------

Basic earnings per share:
         As reported                              $    0.13    $    0.13    $    0.27    $    0.24
         Pro forma                                $    0.12    $    0.13    $    0.25    $    0.24

Diluted earnings per share:
         As reported                              $    0.13    $    0.13    $    0.26    $    0.24
         Pro forma                                $    0.12    $    0.12    $    0.25    $    0.24

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three- and six-month periods ending June 30, 2003 and 2002: dividend yield of 3.27%, expected volatility of 20%, risk-free investment rate of 5.0%, and expected lives of 7 years.

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

      Prior to the completion of the conversion, the Mutual Holding Company owned 2,457,007 shares, or approximately 58.4% of the outstanding shares of common stock in Citizens South Banking Corporation. Upon conversion, each share of the $1.00 par value per share, common stock of Citizens South Banking Corporation held by the public was exchanged for 2.1408 shares of $0.01 par value per share, common stock of the Company which preserved the previous shareholders' ownership interest in Citizens South Banking Corporation. As a result, all historical financial information that is based on or derived from the actual or average number of outstanding shares of common stock during any period prior to September 30, 2002, has been appropriately adjusted to reflect the exchange ratio of 2.1408-to-1. The conversion was accounted for as a change in corporate form with no subsequent change in historical basis for the Company's assets, liabilities, and equity. A special liquidation account is maintained for the benefit of eligible account holders in the unlikely event of a complete liquidation of the Company, as defined in the plan of conversion.

Note 3 - Use of Estimates

      The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 4 - Earnings per Share

      Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. For the quarters ended June 30, 2003 and 2002, basic earnings per share has been computed based upon the weighted average common shares outstanding of 8,660,195 and 8,776,726, respectively. For the six months ended June 30, 2003 and 2002, basic earnings per share has been computed based upon the weighted average common shares outstanding of 8,708,740 and 8,731,925, respectively

      The only potential stock of the Company, as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2003 and 2002 (in thousands, except share and per share data):

                                                  Three Months Ended         Six Months Ended
                                                        June 30,                 June 30,
                                                -----------------------   -----------------------
                                                   2003         2002         2003         2002
                                                   ----         ----         ----         ----
Net income ..................................   $    1,124   $    1,130   $    2,331   $    2,122

Weighted average outstanding shares .........    8,660,195    8,776,726    8,708,740    8,731,925
Dilutive effect of stock options ............      148,720      146,946      131,482        3,284
                                                ----------   ----------   ----------   ----------
Weighted average diluted shares .............    8,808,915    8,923,672    8,840,222    8,735,209

Diluted earnings per share ..................   $     0.13   $     0.13   $     0.26   $     0.24

Note 5 - Stock Compensation Plans

      On April 12, 1999, the Company's shareholders approved the Citizens South Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. Pursuant to the conversion, the 211,335 options to purchase shares of common stock under the 1999 Stock Option Plan were converted for 452,425 options, with the exercise prices of the previously granted options adjusted according to the same 2.1408-to-1 ratio. As of June 30, 2003, 306,220 options were issued and unexercised, including 45,034 reload options. Also, 170,705 options had been exercised and 20,534 options were unissued. The issued and unexercised options had a converted weighted average exercise price of $6.70 and a weighted average contractual life of 71 months. There were 282,671 options fully vested as of June 30, 2003, of which 68% were incentive options and 32% were non-statutory stock options.

Note 6 - Dividend Declaration

      On July 21, 2003, the Board of Directors of the Company approved and declared a regular cash dividend of $0.06 per share of common stock to shareholders of record as of August 1, 2003 and payable on August 15, 2003.

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

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of this statement is not expected to have a material impact on the financial statements of the Company.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 was issued in November 2002 and elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of this FASB Interpretation did not have a material impact on the financial statements of the Company.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. The Company does not have a variable interest entities as defined by this Interpretation and therefore, the adoption of the provisions of this FASB Interpretation did not have a significant effect on financial position or results of operations of the Company.

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

Comparison of Financial Condition

      Assets. Total assets of the Company increased by $8.6 million, or 1.8%, from $492.6 million as of December 31, 2002, to $501.2 million as of June 30, 2003. This increase was primarily funded by an $9.2 million increase in deposits and borrowings. During the six-month period, the Company invested excess liquidity into mortgage-backed securities resulting in a $25.8 million, or 36.7%, increase in mortgage-backed securities to $96.2 million. This excess liquidity was due to the $45.6 million in net proceeds received from the September 30, 2002 stock offering and the increased level of prepayments on residential mortgage loans. As a result of these historically high levels of mortgage loan prepayments, net loans decreased by $1.1 million to $298.8 million. Most of these prepayments were concentrated in the one-to-four family permanent residential mortgage loan portfolio, which decreased by $20.7 million, or 13.9%, to $128.1 million. The portfolio of one-to-four family permanent residential loans also decreased due to the fact that management typically originates all new fixed-rate residential loans in the name of various third party investors. By closing and funding these loans in the name of a third party, the Company reduces its overall vulnerability to rising interest rates and immediately recognizes fee income from the origination of these loans. In addition, this program allows the Bank to offer a broader range of mortgage loan products to its customers. During the same period, the combined gross portfolios for all other loans, including residential construction, multifamily residential, commercial mortgage, land, commercial business, and consumer loans, increased by $18.8 million, or 11.8%, to $178.4 million. Management will continue to seek to grow these loan portfolios in a safe and sound manner with an emphasis on adjustable-rate loans or shorter-term fixed rate loans. Also during the period, the Company sold a large parcel of real estate owned for $1.1 million, purchased a $2.0 million parcel of property to be used for a branch relocation and a new corporate office with available outparcels, and purchased $3.0 million in bank-owned life insurance. The Company also invested in the completion of the Mooresville, NC, office that was completed in July 2003, and the renovations of the Salisbury, NC, and Rockwell, NC offices that are expected to be completed in August 2003.

      Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management's periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower's financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of June 30, 2003, the allowance for loan losses amounted to $3.0 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolios. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

                                   At and For the Three          At and For the Six
                                   Months Ended June 30,        Months Ended June 30,
                                  ------------------------    ------------------------
                                     2003          2002          2003          2002
                                     ----          ----          ----          ----
                                   (dollars in thousands)     (dollars in thousands)
Allowance for loan losses:
Beginning of period ...........   $    3,000    $    3,022    $    2,995    $    3,126
Add:
    Provision for loan losses .           15            70            30           135
    Recoveries ................            0             1             2             2
Less:
    Charge-offs ...............           13             0            25           170
                                  ----------    ----------    ----------    ----------
End of period .................   $    3,002    $    3,093    $    3,002    $    3,093

Nonaccrual loans ..............   $      802    $    1,309    $      802    $    1,309
Real estate owned .............          146         1,538           146         1,538
                                  ----------    ----------    ----------    ----------
Nonperforming assets ..........   $      948    $    2,847    $      948    $    2,847

 Allowance for loan losses as a
     percentage of total loans          0.98%         0.94%         0.98%         0.94%

Nonperforming loans to
     total loans ..............         0.26%         0.40%         0.26%         0.40%

Nonperforming assets to
     total assets .............         0.19%         0.65%         0.19%         0.65%

      Interest income that would have been recorded for the six months ended June 30, 2003 and 2002, had nonaccruing loans had been current in accordance with their original terms amounted to $33,000 and $56,000, respectively.

      Liabilities. Total liabilities increased by $9.8 million, or 2.5%, from $396.2 million as of December 31, 2002, to $406.0 million as of June 30, 2003. This increase was primarily due to a $5.1 million increase in borrowed money and a $4.1 million increase in total deposits. During the quarter the Company repaid a $5.0 million Federal Home Loan Bank adjustable rate advance and replaced these funds with $10.0 million of fixed rate advances. These additional borrowed funds were used to purchase mortgage-backed securities. Total borrowings, including repurchase agreements, increased $5.1 million, or 10.7%, to $52.7 million. Also during the quarter, total deposits increased by $4.1 million, or 1.2%. Core deposits, which include checking accounts, savings accounts, and money market deposit accounts, increased by $7.5 million, or 6.4%, to $124.0 million as of June 30, 2003. These increases were partly offset by a $3.4 million decrease in higher-costing time deposits to $221.0 million. Management plans to continue in its efforts to gain deposit market share through new product development and branch expansion with an emphasis on core deposits.

      Equity. Total equity decreased by $1.1 million, or 1.1%, from $96.4 million as of December 31, 2002, to $95.3 million as of June 30, 2003. The decrease in equity was primarily due to the repurchase of 210,000 shares of common stock for $2.7 million, at an average cost of $12.93 per share. The Company received regulatory approval to repurchase 343,027 shares of common stock on March 28, 2003, for purposes of acquiring shares for its stock option plan. As of June 30, 2003, the Company had the authority to repurchase 133,027 additional shares of common stock. Management will consider repurchasing additional shares of common stock of the Company at prices that are considered to be attractive and in the best interests of both the Company and its investors. In addition, the Company paid cash dividends totaling $1.1 million during the six-month period, representing $0.12 per share. These decreased in equity were partially offset by $2.3 million in earnings and a $125,000 increase in accumulated unrealized gains on available-for-sale securities.

      Comparison of Results of Operations for the Three Months Ended June 30, 2003 and 2002

      General. Net income for the Company for the three months ended June 30, 2003, amounted to $1.1 million, or $0.13 per share, as compared to $1.1 million, or $0.13 per share, for the three months ended June 30, 2002.

      Net interest income. Net interest income decreased by $294,000, or 8.1%, to $3.4 million for the three months ended June 30, 2003. Interest income decreased by $548,000, or 8.8%, primarily as a result of a 122 basis point, or 19.5%, decrease in the average yield on earning assets to 5.05%. The decrease in yield was partially offset by a $49.2 million, or 12.1%, increase in the average outstanding balance of interest earning assets to $454.7 million. The increase in average interest earning assets was primarily due to the $45.6 million in net proceeds received from the stock offering that closed on September 30, 2002 as described in Note 2. Interest expense decreased by $253,000, or 10.0%, during the period. This reduction in interest expense was due to a 30 basis point, or 11.2%, reduction in the average cost of funds to 2.39%, and a $4.5 million, or 1.2%, increase in the average balance of interest-bearing liabilities to $383.4 million. Average interest-bearing liabilities increased primarily as a result of an increase in borrowed money that was used to purchase mortgage-backed securities. The net interest margin for the Company was 3.32% for the quarter ended June 30, 2002, compared to 2.69% for the quarter ended June 30, 2003. The net interest margin decreased primarily as a result of an increased level of mortgage loan refinancings and decreases in the yield on prime-based consumer and commercial loans.

      Provision for loan losses. The provision for loan losses amounted to $15,000 for the three months ended June 30, 2003, compared to $70,000 for the three months ended June 30, 2002. The amount of the provision for loan losses was reduced, in part, due to a reduction in the amount of outstanding loans resulting from the increased level of residential loan prepayments. Management establishes the provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. There have been no material changes in management's methods for determining the provision for loan losses during the past year. The allowance for loan losses was $3.0 million, or 0.98% of gross loans, as of June 30, 2003, compared to $3.1 million, or 0.94% of gross loans, as of June 30, 2002. The ratio of the allowance for loan losses to gross loans has increased during the past year due, in part, to the increased concentration of commercial real estate and commercial business loans during the past year. Future loan loss provisions will be made based on management's analysis and review of the information cited above.

      Noninterest income. Noninterest income increased to $1.4 million for the three months ended June 30, 2003, as compared to $904,000 for the three months ended June 30, 2002. This represents an increase of $454,000, or 50.2%. This increase was primarily due to a $226,000 increase in the fair value adjustment on Rabbi trust assets, which is offset by a corresponding charge against noninterest expense. Also, fee income derived from lending and mortgage banking activities increased $96,000, or 56.1%, due to higher residential loan originations resulting from historically low interest rates. These loans are generally originated on behalf of a third party and all fees collected are recognized as current period income. Income on deposit accounts increased $50,000, or 8.7%, due, in part, to the increased number of fee-generating demand deposit accounts. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Other noninterest income increased $91,000, or 75.7%, due, in part, to income derived from the increase in cash value on a $3.4 million increase in bank-owned life insurance.

      During the quarter ended June 30, 2003, the Company recognized a gain of $45,000 resulting primarily from the sale of a $5.0 million investment security that was expected to be called during the quarter. During the quarter ended June 30, 2002, the Company recognized a gain of $21,000 resulting primarily from the sale of $1.7 million in investment securities.

      Noninterest expense. Noninterest expense amounted to $3.1 million for the quarter ended June 30, 2003, compared to $2.7 million for the quarter ended June 30, 2002, representing an increase of $421,000, or 15.5%. This increase was largely due to a $226,000 increase in the fair value adjustment on deferred compensation, which is offset by a corresponding increase in noninterest income. Compensation and benefits increased $188,000, or 14.4%, due, in part, to increased staffing associated with the opening of the Company's tenth full-service office in Mooresville, North Carolina, in July 2003. Professional services increased $111,000, or 112.2%, due to additional outside services being needed to operate a fully-public company and to ensure proper corporate governance in light of new regulatory requirements. Other noninterest expenses increased $117,000, or 20.2%, due in part to increased communication expenses for upgrading existing systems and increased stock expenses. These increases were offset by a $146,000 reduction in the amortization of the core deposit premium. The core deposit intangible, created as a result of the Company's acquisition of Innes Street Financial Corporation ("Innes Street") in December 2001, is being amortized over a seven-year period using the accelerated method. Also, the Company realized a $26,000 reduction in advertising expense and a $31,000 reduction in occupancy and equipment expense due to expenses incurred in 2002 as a result of the change in the name of the Company from Gaston Federal Bancorp, Inc, to Citizens South Banking Corporation and the acquisition of Innes Street.

      Income taxes. Income taxes amounted to $447,000, or 28.5% of taxable income, for the quarter ended June 30, 2003, as compared to $647,000, or 36.4% of taxable income, for the quarter ended June 30 2002. This reduction in the effective tax rate is primarily due to the benefits derived for owning an increased amount of tax-advantaged assets such as municipal securities, bank-owned life insurance, and government agency securities.

Comparison of Results of Operations for the Six Months Ended June 30, 2003 and 2002

      General. Net income for the Company for the six months ended June 30, 2003, amounted to $2.3 million, or $0.26 per share, as compared to $2.1 million, or $0.24 per share, for the six months ended June 30, 2002. This represents a 9.8% increase in net income and an 8.3% in earnings per share during the comparable periods.

      Net interest income. Net interest income decreased by $343,000, or 4.7%, to $6.9 million for the six months ended June 30, 2003. Interest income decreased by $944,000, or 7.6%, primarily as a result of a 116 basis point, or 18.3%, decrease in the average yield on earning assets to 5.17%. The decrease in yield was partially offset by a $54.7 million, or 13.7%, increase in the average outstanding balance of interest earning assets to $453.9 million. The increase in average interest earning assets was primarily due to the $45.6 million in net proceeds received from the stock offering that closed on September 30, 2002, as described in Note 2. Interest expense decreased by $602,000, or 11.5%, during the comparable period. This reduction in interest expense was due to a 29 basis point, or 10.6%, reduction in the average cost of funds to 2.46%, and a $3.2 million, or 0.9%, decrease in the average balance of interest-bearing liabilities to $379.1 million. Average interest-bearing liabilities decreased primarily as a result of a decrease in deposits following the Innes Street acquisition. Many of these deposits were higher costing time deposits that were not renewed following maturity. The net interest margin for the Company was 3.29% for the six months ended June 30, 2002, compared to 2.79% for the six months ended June 30, 2003. The net interest margin decreased primarily as a result of an increased level of mortgage loan refinancings and decreases in the yield on prime-based consumer and commercial loans.

      Provision for loan losses. The provision for loan losses amounted to $30,000 for the six months ended June 30, 2003, compared to $135,000 for the six months ended June 30, 2002. The amount of the provision for loan losses was reduced, in part, due to a reduction in the amount of outstanding loans resulting from the increased level of residential loan prepayments. Management establishes the provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. There have been no material changes in management's methods for determining the provision for loan losses during the past year. The allowance for loan losses was $3.0 million, or 0.98% of gross loans, as of June 30, 2003, compared to $3.1 million, or 0.94% of gross loans, as of June 30, 2002. The ratio of the allowance for loan losses to gross loans has increased during the past year due, in part, to the increased concentration of commercial real estate and commercial business loans during the past year. Future loan loss provisions will be made based on management's analysis and review of the information cited above.

      Noninterest income. Noninterest income increased to $2.4 million for the six months ended June 30, 2003, as compared to $1.9 million for the six months ended June 30, 2002. This represents an increase of $520,000, or 27.1%. This increase was primarily due to a $238,000 increase in the fair value adjustment on Rabbi trust assets, which is offset by a corresponding charge against noninterest expense. Also, fee income derived from lending and mortgage banking activities increased $199,000, or 63.4%, due to higher residential loan originations resulting from historically low interest rates. These loans are generally originated on behalf of a third party and all fees collected are recognized as current period income. Income on deposit accounts increased $85,000, or 7.8%, due, in part, to the increased number of fee-generating demand deposit accounts. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Other noninterest income increased $121,000, or 45.6%, due, in part, to income derived from the increase in cash value on a $3.4 million increase in bank-owned life insurance.

      During the six months ended June 30, 2003, the Company recognized a gain of $60,000 resulting primarily from the sale of a $5.0 million investment security. During the six months ended June 30, 2002, the Company recognized a gain of $109,000 resulting primarily from the sale of $3.1 million in mortgage-backed securities, $2.0 million in investment securities, and $1.4 million in fixed-rate residential loans.

      Noninterest expense. Noninterest expense amounted to $5.9 million for the six months ended June 30, 2003, compared to $5.7 million for the six months ended June 30, 2002, representing an increase of $149,000, or 2.6%. This increase was largely due to a $238,000 increase in the fair value adjustment on deferred compensation, which is offset by a corresponding increase in noninterest income. Compensation and benefits increased $289,000, or 10.7%, due, in part, to increased staffing associated with the opening of the Company's tenth full-service office in Mooresville, North Carolina, in July 2003. Professional services increased $153,000, or 86.1%, due to additional outside services being needed to operate a fully-public company and to ensure proper corporate governance in light of new regulatory requirements. Other noninterest expenses increased $74,000, or 6.3%, due in part to increased communication expenses for upgrading existing systems and increased stock expenses. These increases were offset by a $376,000 reduction in the amortization of the core deposit premium. The core deposit intangible, created as a result of the Company's acquisition of Innes Street in December 2001, is being amortized over a seven-year period using the accelerated method. Also, the Company realized a $75,000 reduction in data processing expense, a $18,000 reduction in advertising expense and a $31,000 reduction in occupancy and equipment expense due to expenses incurred in 2002 as a result of the change in the name of the Company from Gaston Federal Bancorp, Inc, to Citizens South Banking Corporation and the acquisition of Innes Street Financial Corporation.

      Income taxes. Income taxes amounted to $1.1 million, or 32.5% of taxable income, for the six months ended June 30, 2003, as compared to $1.2 million, or 36.1% of taxable income, for the six months ended June 30 2002. This reduction in the effective tax rate is primarily due to the benefits derived for owning an increased amount of tax-advantaged assets such as municipal securities, bank-owned life insurance, and government agency securities.

Liquidity, Market Risk, and Capital Resources

      The objective of the Company's liquidity management policy is to ensure the availability of sufficient funds to meet the cash needs of borrowers and depositors and to provide funds necessary to maintain the normal operations of the Company. The Company's liquidity is primarily affected by fluctuations in deposit and lending activities, maturities of investments and borrowed money, and investments in capital improvements and market expansion. Its liquidity is also impacted by certain off-balance sheet items such as loan commitments, unfunded portions of construction loans, and unused lines of credit. At June 30, 2003, the Company had loan commitments of $17.9 million, undisbursed portions of construction loans of $5.4 million, and unused lines of credit of $66.5 million. Neither the Company nor its subsidiaries have incurred off-balance sheet obligations through the use of or investment in derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships, limited liability companies, or trusts.

      The Company's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, cash flows generated by investment and mortgage-backed securities, and growth in core deposits. As of June 30, 2003, the Company's cash and due from banks and interest-earning bank balances totaled $35.9 million compared to $47.0 million as of December 31, 2002. This $11.1 million decrease was largely due to a $17.2 million decrease in net cash used for investment activities. These investment activities include the purchase of $37.8 million in mortgage-backed securities, the purchase of $6.9 million in investment securities and $4.4 million in capital expenditures. These capital expenditures included the acquisition of land for a branch relocation and a new corporate office in Gastonia, NC, construction of a new branch in Mooresville, NC, and remodeling and renovations to the branch offices in Salisbury, NC, and Rockwell, NC. The decrease in cash for investment activities was partly offset by the sale of $7.5 million in mortgage-backed and investment securities, $1.0 million from the sale of real estate owned, and $22.0 million in maturities and prepayments on mortgage-backed and investment securities. The Company also used $1,000 for operating activities. These funds were primarily used to purchase $3.0 million in bank-owned life insurance, the effects of which were partly offset by net income of $2.3 million, $322,000 in depreciation, and $232,000 in the amortization of intangible assets. The funds used for operating and investment activities were partly offset by $6.0 million in cash provided by financing activities. These financing activities primarily consisted of a $4.1 million increase in deposits and a $5.1 million increase in borrowed money. The cash provided by these financing activities was partly offset by $1.1 million in dividend payments to shareholders and $2.7 million used to repurchase shares of common stock.

      The Company's external sources of funds include large denomination wholesale deposits and advances from the Federal Home Loan Bank of Atlanta ("FHLB"). If the Company requires funds beyond its internal funding capabilities, the Company has $73.6 million in additional advances available from its line of credit with the FHLB. These FHLB advances are secured by a blanket lien on first mortgage residential loans held by the Company. Given the Company's current liquidity position, availability of credit, and cash flows from internal sources, management believes that the Company has the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and commitments as opportunities arise.

      The Company's most significant form of market risk is interest rate risk, as the Company's assets and liabilities are sensitive to changes in interest rates. The Company's Asset / Liability Committee ("ALCO") is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. During the 2003 fiscal year, the Company purchased $37.8 million in mortgage-backed securities with excess liquidity held by the Company as a result of the September 2002 stock offering. These mortgage-backed securities typically have a balloon or interest rate adjustment after an initial seven- or five-year period, or have a fixed rate for ten years based on a ten-year amortization schedule. There were no other changes in the Company's asset or liability composition that could result in a material change in the Company's analysis of interest rate sensitivity as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of June 30, 2003, Citizens South Bank's level of capital exceeded all applicable regulatory requirements. Citizens South Bank's Tier I capital was $60.0 million, or 12.2% of adjusted assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is included above in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity, Market Risk, and Capital Resources."

ITEM 4. Controls and Procedures

      Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Submission of Matters to a Vote of Security Holders

      The following proposals were considered and acted upon at the Annual Meeting of Stockholders of the Company held on May 12, 2003:

Proposal 1: To consider the election of two Directors to the Board of Directors.

         Senator David W. Hoyle             For      7,769,760                          Withheld 17,154
         Ben R. Rudisill, II                For      7,773,530                          Withheld 13,384

Proposal 2: To consider the ratification of the appointment of Cherry, Bekaert, & Holland, L.L.P. as auditors for the Company for the fiscal year ending December 31, 2003.

         For      7,740,155                 Against      36,709                         Abstain           10,050

No other business came before the meeting.

Exhibits and Report on Form 8-K.

(a)   Exhibits:

      31.1 Certification of Chief Executive Officer furnished pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer furnished pursuant to
      Section 302 of Sarbanes-Oxley Act of 2002.

      32.1 Written statement of Chief Executive Officer furnished pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Written statement of Chief Financial Officer furnished pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed the following reports on Form 8-K with the SEC during the quarter ended June 30, 2003:

      (1) April 24, 2003: The Company reported that on April 21, 2003, it had issued two press releases regarding earnings for the quarter ended March 31, 2003, and the declaration of dividends.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                 Citizens South Banking Corporation


Date: August 13, 2003            By: /s/ Kim S. Price
                                    --------------------------------------------
                                    Kim S. Price
                                    President and Chief Executive Officer


Date: August 13, 2003            By:  /s/ Gary F. Hoskins
                                    --------------------------------------------
                                    Gary F. Hoskins
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer