Form 10-Q
period 2003-09-30
CITIZENS SOUTH BANKING CORP
filed 2003-11-13
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

                          Common stock, $0.01 par value
              8,668,620 shares outstanding as of October 22, 2003.

Citizens South Banking Corporation

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements...........................    1

          Consolidated Statements of Financial Condition
                September 30, 2003 and December 31, 2002 ..................    1

          Consolidated Statements of Operations
              three and nine months ended September 30, 2003 and 2002 .....    2

          Consolidated Statements of Comprehensive Income
              nine months ended September 30, 2003 and 2002................    3

          Consolidated Statements of Changes in Stockholders' Equity
              nine months ended September 30, 2003 and 2002................    4

          Consolidated Statements of Cash Flows
              nine months ended September 30, 2003 and 2002................    5

          Notes to Consolidated Financial Statements.......................    6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................   11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk....   19

     Item 4. Controls and Procedures.......................................   19

PART II. OTHER INFORMATION.................................................   19

SIGNATURES.................................................................   21

Exhibit 31.1   Certification of Chief Executive Officer Pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002............   22

Exhibit 31.2   Certification of Chief Financial Officer Pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002............   23

Exhibit 32.1   Statement of Chief Executive Officer Furnished Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002............   24

Exhibit 32.2   Statement of Chief Financial Officer Furnished Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002............   25

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Citizens South Banking Corporation
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

                                                                                   September 30,   December 31,
                                                                                       2003            2002
                                                                                   -------------   ------------
                                                                                    (unaudited)
Assets:
Cash and due from banks ........................................................     $   5,697      $   7,607
Interest-earning bank balances .................................................        13,830         39,392
                                                                                     ---------      ---------
   Cash and cash equivalents ...................................................        19,527         46,999
Investment securities available-for-sale, at fair value ........................        52,869         39,594
Mortgage-backed and related securities available-for-sale, at fair value .......        85,406         70,409
Loans receivable, net unearned income ..........................................       291,706        302,901
Allowance for loan losses ......................................................        (3,007)        (2,995)
                                                                                     ---------      ---------
   Loans, net ..................................................................       288,699        299,906
Real estate owned ..............................................................           169          1,307
Accrued interest receivable ....................................................         1,783          1,913
Premises and equipment, net ....................................................        13,772          8,807
Federal Home Loan Bank stock ...................................................         2,575          2,639
Cash value of life insurance policies ..........................................        10,202          6,834
Core deposit intangible ........................................................         1,161          1,484
Goodwill .......................................................................         6,670          6,670
Other assets ...................................................................         6,508          6,005
                                                                                     ---------      ---------
   Total assets ................................................................     $ 489,341      $ 492,567
                                                                                     =========      =========

Liabilities and Stockholders' Equity:
Noninterest demand deposit accounts ............................................     $  11,056      $  11,203
Interest-bearing demand deposit accounts .......................................        29,661         25,773
Money market deposit accounts ..................................................        47,364         35,811
Savings accounts ...............................................................        38,035         43,670
Time deposits ..................................................................       213,503        224,405
                                                                                     ---------      ---------
   Total deposits ..............................................................       339,619        340,862
Borrowed money .................................................................        51,455         47,575
Advances from borrowers for taxes and insurance ................................           711            440
Accrued interest payable .......................................................           161            382
Other liabilities ..............................................................         5,728          6,925
                                                                                     ---------      ---------
   Total liabilities ...........................................................       397,674        396,184

Common stock, $0.01 par value, 20,000,000 shares authorized, 8,799,055 shares issued and outstanding at September 30, 2003, 9,062,727 shares issued
   and outstanding at December 31, 2002 ........................................            88             91
Additional paid-in-capital .....................................................        68,327         68,176
Unallocated common stock held by Employee Stock Ownership Plan .................        (2,024)        (2,162)
Retained earnings, substantially restricted ....................................        29,549         28,739
Accumulated unrealized gain on securities available-for-sale, net of tax .......           399          1,539
Treasury stock of 263,672 shares, at cost ......................................        (4,672)             0
                                                                                     ---------      ---------
   Total stockholders' equity ..................................................        91,667         96,383
                                                                                     ---------      ---------
   Total liabilities and stockholders' equity ..................................     $ 489,341      $ 492,567
                                                                                     =========      =========

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Operations (unaudited)
(dollars in thousands, except per share data)

                                                                    Three Months                Nine Months
                                                                 Ended September 30,        Ended September 30,
                                                                 -------------------        -------------------
                                                                 2003          2002          2003         2002
                                                              ----------    ----------    ----------   ----------
Interest Income:
Loans .....................................................   $    4,077    $    5,302    $   12,910   $   16,316
Investment securities .....................................          311           386         1,000        1,064
Interest-bearing deposits .................................           57           130           219          345
Mortgage-backed and related securities ....................          761           336         2,625          921
                                                              ----------    ----------    ----------   ----------
  Total interest income ...................................        5,206         6,154        16,754       18,646

Interest Expense:
Deposits ..................................................        1,603         1,958         5,037        6,077
Borrowed funds ............................................          599           575         1,779        1,672
                                                              ----------    ----------    ----------   ----------
  Total interest expense ..................................        2,202         2,533         6,816        7,749

Net interest income .......................................        3,004         3,621         9,938       10,897
Provision for loan losses .................................           15            70            45          205
                                                              ----------    ----------    ----------   ----------
  Net interest income after provision for loan losses .....        2,989         3,551         9,893       10,692

Noninterest Income:
Fee income on deposit accounts ............................          614           598         1,791        1,691
Income on mortgage banking and other lending activities ...          241           183           754          498
Dividends on FHLB stock ...................................           21            45            79          144
Gain on sale of assets ....................................          108            11           168          119
Fair value adjustment on deferred comp. investments .......           (8)          (12)          178          (62)
Other noninterest income ..................................          183           241           631          598
                                                              ----------    ----------    ----------   ----------
  Total noninterest income ................................        1,159         1,066         3,601        2,988

Noninterest Expense:
Compensation and benefits .................................        1,511         1,345         4,499        4,042
Fair value adjustment on deferred compensation ............           (8)          (12)          178          (62)
Occupancy and equipment expense ...........................          349           353           993        1,063
Professional services .....................................          113            52           444          230
Amortization of intangible assets .........................           91           200           323          808
Loss on sale of assets ....................................           85             0            99           17
Prepayment penalty on FHLB advances .......................        1,289             0         1,289           65
Other noninterest expenses ................................          718           828         2,217        2,347
                                                              ----------    ----------    ----------   ----------
  Total noninterest expense ...............................        4,148         2,766        10,042        8,510

Income before income taxes ................................            0         1,851         3,452        5,170

Provision for income taxes ................................          (94)          651         1,028        1,847
                                                              ----------    ----------    ----------   ----------

Net income ................................................   $       94    $    1,200    $    2,424   $    3,323
                                                              ==========    ==========    ==========   ==========

Basic earnings per share ..................................   $     0.01    $     0.14    $     0.28   $     0.38
Diluted earnings per share ................................   $     0.01    $     0.13    $     0.28   $     0.37

Basic average common shares outstanding ...................    8,596,575     8,790,445     8,670,591    8,779,548
Diluted average common shares outstanding .................    8,752,979     8,945,186     8,810,380    8,863,041

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                             --------------------
                                                                               2003        2002
                                                                             --------    --------
Net income ...............................................................   $  2,424    $  3,323
Other comprehensive income, net of tax:
    Unrealized gains on securities available for sale:
        Unrealized holding gains arising during period ...................      1,183         528
        Reclassification adjustment for (gains) included in net income ...        (43)        (45)
                                                                             --------    --------
    Other comprehensive income ...........................................      1,140         483
                                                                             --------    --------

Comprehensive income .....................................................   $  3,564    $  3,806
                                                                             --------    --------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                --------------------
                                                                                  2003        2002
                                                                                --------    --------
Common stock:
At beginning of period ......................................................   $     91    $  4,581
Exercise of options .........................................................          0          24
Issuance of common stock ....................................................          0      (4,514)
Repurchase of common stock ..................................................         (3)          0
                                                                                --------    --------
At end of period ............................................................         88          91
                                                                                --------    --------
Additional paid-in-capital:
At beginning of period ......................................................     68,176      16,843
Allocation from shares purchased with loan from ESOP ........................          1           0
Exercise of options .........................................................        150         265
Issuance of common stock ....................................................          0      51,273
                                                                                --------    --------
At end of period ............................................................     68,327      68,381
                                                                                --------    --------

Unallocated common stock held by ESOP:
At beginning of period ......................................................     (2,162)     (1,240)
Loan to ESOP for purchase of common stock ...................................          0      (1,052)
Allocation from shares purchased with loan from ESOP ........................        138          85
                                                                                --------    --------
At end of period ............................................................     (2,024)     (2,207)
                                                                                --------    --------

Retained earnings, substantially restricted:
At beginning of period ......................................................     28,739      25,105
Net income ..................................................................      2,424       3,323
Cash dividends declared on common stock .....................................     (1,614)       (421)
                                                                                --------    --------
At end of period ............................................................     29,549      28,007
                                                                                --------    --------

Accumulated unrealized gain on securities available for sale, net of tax:
At beginning of period ......................................................      1,539       1,116
Other comprehensive results, net of tax .....................................     (1,140)        483
                                                                                --------    --------
At end of period ............................................................        399       1,599
                                                                                --------    --------

Treasury Stock:
At beginning of period ......................................................          0      (4,776)
Cancellation of common stock ................................................          0       4,776
Repurchase of common stock ..................................................     (4,672)          0
                                                                                --------    --------
At end of period ............................................................     (4,672)          0
                                                                                --------    --------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                          --------------------
                                                                                            2003        2002
                                                                                          --------    --------
Cash flows from operating activities:
  Net income ..........................................................................   $  2,424    $  3,323
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses .......................................................         45         205
      Depreciation ....................................................................        494         609
      (Gain) on sale of investments, available for sale ...............................        (68)        (70)
      (Gain) on sale of other assets ..................................................         (1)        (33)
      Purchase of bank-owned life insurance ...........................................     (3,000)          0
      Deferred loan origination fees ..................................................         56         (26)
      Allocation of shares to the ESOP ................................................        140          85
      (Increase) decrease in accrued interest receivable ..............................        130        (393)
      Amortization of intangible assets ...............................................        323         808
      (Increase) decrease in other assets .............................................        772       2,734
      Increase (decrease) in other liabilities ........................................     (2,204)       (597)
                                                                                          --------    --------
        Net cash provided by (used for) operating activities ..........................       (889)      6,645

Cash flows from investing activities:
  Net decrease in loans receivable ....................................................     11,106      21,837
  Proceeds from the sale of loans .....................................................          0       1,418
  Proceeds from the sale of investment securities .....................................      7,000       2,000
  Proceeds from the sale of mortgage-backed securities ................................     11,233       3,066
  Proceeds from the sale of other assets ..............................................      1,040         327
  Maturities and prepayments of investment securities .................................     10,039       3,902
  Maturities and prepayments of mortgage-backed securities ............................     27,051       9,746
  Purchases of investments ............................................................    (30,850)    (15,000)
  Purchases of mortgage-backed securities .............................................    (54,549)    (13,826)
  Sale of FHLB stock ..................................................................         64         503
  Capital expenditures for premises and equipment .....................................     (5,483)       (620)
                                                                                          --------    --------
        Net cash provided by (used for) investment activities .........................    (23,349)     13,353

Cash flows from financing activities:
  Net (decrease) in deposits ..........................................................     (1,243)    (11,995)
  Issuance of additional common stock .................................................          0      50,483
  Dividends paid to stockholders ......................................................     (1,615)       (421)
  Repurchase of common stock ..........................................................     (4,676)          0
  Exercise of options .................................................................        150         289
  Net increase in borrowed money ......................................................      3,880      19,984
  Increase in advances from borrowers for insurance and taxes .........................        270         583
                                                                                          --------    --------
        Net cash provided by (used for) financing activities ..........................     (3,234)     58,923

Net increase (decrease) in cash and cash equivalents ..................................    (27,472)     78,921

Cash and cash equivalents at beginning of period ......................................     46,999      20,939
                                                                                          --------    --------
Cash and cash equivalents at end of period ............................................   $ 19,527    $ 99,860
                                                                                          ========    ========

See accompanying notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      In management's opinion, the accompanying consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three- and nine-month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

      In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company has adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. As such, no stock-based employee compensation cost is reflected in net income for the Company's stock option plans.

      Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented below (note that earnings per share numbers for the three and nine months ended September 30, 2002, have been adjusted to reflect the exchange ratio of 2.1408-to-1):

                                                   Three months ended         Nine Months ended
                                                      September 30,              September 30,
                                                  ---------------------     ---------------------
                                                    2003         2002         2003         2002
                                                    ----         ----         ----         ----
Net income (in thousands):
    As reported ..............................    $     94     $  1,200     $  2,424     $  3,323
        Deduct: Total stock-based employee
        compensation cost determined under
        the fair value method, net of tax ....         (10)         (17)        (131)         (52)
                                                  --------     --------     --------     --------
    Pro forma ................................    $     84     $  1,183     $  2,293     $  3,271
                                                  --------     --------     --------     --------

Basic earnings per share:
     As reported .............................    $   0.01     $   0.14     $   0.28     $   0.38
     Pro forma ...............................    $   0.01     $   0.13     $   0.26     $   0.37

Diluted earnings per share:
     As reported .............................    $   0.01     $   0.13     $   0.28     $   0.37
     Pro forma ...............................    $   0.01     $   0.13     $   0.26     $   0.37

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three- and nine-month periods ending September 30, 2003 and 2002: dividend yield of 3.27%, expected volatility of 20%, risk-free investment rate of 5.0%, and expected lives of 7 years.

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

Note 4 - Earnings per Share

      Earnings per share has been determined under the provisions of SFAS No. 128, Earnings Per Share. The only potential stock of the Company, as defined in SFAS No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands, except share and per share data):

                                               Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                            ------------------------    ------------------------
                                               2003          2002          2003          2002
                                               ----          ----          ----          ----

Net income .............................    $       94    $    1,200    $    2,424    $    3,323

Weighted average outstanding shares ....     8,596,575     8,790,445     8,670,591     8,779,548
Dilutive effect of stock options .......       146,244       154,741       139,789        83,493
                                            ----------    ----------    ----------    ----------
Weighted average diluted shares ........     8,742,819     8,945,186     8,810,380     8,863,041

Diluted earnings per share .............    $     0.01    $     0.13    $     0.28    $     0.37

Note 5 - Stock Compensation Plans

      On April 12, 1999, the Company's shareholders approved the Citizens South Bank 1999 Stock Option Plan that provided for the issuance of 211,335 options for directors and officers to purchase the Company's common stock. Pursuant to the conversion, the 211,335 options to purchase shares of common stock under the 1999 Stock Option Plan were converted for 452,425 options, with the exercise prices of the previously granted options adjusted according to the same 2.1408-to-1 ratio. As of September 30, 2003, 301,875 options were issued and unexercised, including 45,034 reload options. Also, 175,050 options had been exercised and 20,534 options were unissued. The issued and unexercised options had a converted weighted average exercise price of $6.72 and a weighted average contractual life of 68 months. There were 278,324 options fully vested as of September 30, 2003, of which 67% were incentive options and 33% were non-statutory stock options.

      On October 23, 2003, the Company's shareholders approved the Citizens South Banking Corporation 2003 Stock Option Plan that provided for the issuance of up to 525,995 options for certain directors and officers to purchase the Company's common stock.

      Also, on October, 23, 2003, the Company's shareholders approved the Citizens South Banking Corporation 2003 Recognition and Retention Plan that provided for the granting of up to 210,398 shares of Company stock to certain directors and officers.

Note 6 - Dividend Declaration

      On October 20, 2003, the Board of Directors of the Company approved and declared a regular cash dividend of $0.06 per share of common stock to shareholders of record as of November 1, 2003 and payable on November 15, 2003.

Note 7 - Stock Repurchase Program

      On October 20, 2003, the Board of Directors of the Company authorized the repurchase of up to 879,900 shares, or approximately 10% of the Company's outstanding common stock. The stock repurchase program may be carried out through open market purchases, block trades, and in negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. A previously authorized repurchase program of 343,027 shares, or 3.8% of outstanding shares, was completed in September 2003.

Note 8 - Impact of Recently Issued Accounting Standards

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

      SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of this statement did not have a material impact on the financial statements of the Company.

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

Comparison of Financial Condition

      Assets. Total assets of the Company decreased by $3.3 million, or 0.7%, from $492.6 million as of December 31, 2002, to $489.3 million as of September 30, 2003. This decrease was primarily due to the repurchase of $4.7 million of Company common stock. During the nine-month period, the Company invested excess liquidity into mortgage-backed securities resulting in a $15.0 million, or 21.3%, increase in mortgage-backed securities to $85.4 million. This excess liquidity was due to the $45.6 million in net proceeds received from the September 30, 2002, stock offering and the increased level of prepayments on residential mortgage loans. As a result of these historically high levels of mortgage loan prepayments, net loans decreased by $11.2 million to $288.7 million. Most of these prepayments were concentrated in the one-to-four family permanent residential mortgage loan portfolio, which decreased by $30.4 million, or 20.5%, to $117.7 million. The portfolio of one-to-four family permanent residential loans also decreased due to the fact that management typically originates all new fixed-rate residential loans in the name of various third party investors. By closing and funding these loans in the name of a third party, the Company reduces its overall vulnerability to rising interest rates and immediately recognizes fee income from the origination of these loans. In addition, this program allows the Bank to offer a broader range of mortgage loan products to its customers. During the same period, the combined gross portfolios for all other loans, including residential construction, multifamily residential, commercial mortgage, land, commercial business, and consumer loans, increased by $20.2 million, or 12.7%, to $179.8 million. Management will continue to seek to grow these loan portfolios in a safe and sound manner with an emphasis on adjustable-rate loans or shorter-term fixed rate loans. Also during the period, the Company sold a large parcel of real estate owned for $1.1 million, purchased a $2.0 million parcel of property to be used for a branch relocation and a new corporate office with available outparcels, and purchased $3.0 million in bank-owned life insurance. The Company also completed the construction of the Company's tenth full-service office in Mooresville, NC, and completed the renovations of the Salisbury, NC, and Rockwell, NC offices during the third quarter of 2003.

      Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management's periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower's financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of September 30, 2003, the allowance for loan losses amounted to $3.0 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolios. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

                                          At and For the Three        At and For the Nine
                                       Months Ended September 30,  Months Ended September 30,
                                       --------------------------  --------------------------
                                          2003          2002          2003          2002
                                          ----          ----          ----          ----
                                        (dollars in thousands)       (dollars in thousands)
Allowance for loan losses:
Beginning of period ...............     $  3,002      $  3,093      $  2,995      $  3,136
Add:
    Provision for loan losses .....           15            70            45           205
    Recoveries ....................            3             0             5             2
Less:
    Charge-offs ...................           13           198            38           378
                                        --------      --------      --------      --------
End of period .....................     $  3,007      $  2,965      $  3,007      $  2,965

Nonaccrual loans ..................     $  1,102      $    710      $  1,102      $    710
Real estate owned .................          169         1,298           169         1,298
                                        --------      --------      --------      --------
Nonperforming assets ..............     $  1,271      $  2,008      $  1,271      $  2,008

 Allowance for loan losses as a
     percentage of total loans ....         1.01%         0.93%         1.01%         0.93%

Nonperforming loans to
     total loans ..................         0.38%         0.22%         0.38%         0.22%

Nonperforming assets to
      total assets ................         0.26%         0.39%         0.26%         0.39%

      Interest income that would have been recorded for the nine months ended September 30, 2003 and 2002, had nonaccruing loans had been current in accordance with their original terms amounted to $32,000 and $39,000, respectively.

      Liabilities. Total liabilities increased by $1.5 million, or 0.4%, from $396.2 million as of December 31, 2002, to $397.7 million as of September 30, 2003. This increase was primarily due to a $3.9 million increase in borrowed money. During the nine month period, the Company repaid a $5.0 million Federal Home Loan Bank adjustable rate advance and replaced these funds with $10.0 million of fixed rate advances. These additional borrowed funds were used to purchase mortgage-backed securities. Total borrowings, including repurchase agreements, increased $3.9 million, or 8.2%, to $51.4 million. Also during the quarter, total deposits decreased by $1.2 million, or 0.4%. Core deposits, which include checking accounts, savings accounts, and money market deposit accounts, increased by $9.7 million, or 8.3%, to $126.1 million as of September 30, 2003. These increases were offset by a $10.9 million decrease in higher-costing time deposits to $213.5 million. Management plans to continue in its efforts to gain deposit market share through new product development and branch expansion with an emphasis on core deposits.

      Equity. Total equity decreased by $4.7 million, or 4.9%, from $96.4 million as of December 31, 2002, to $91.7 million as of September 30, 2003. The decrease in equity was primarily due to the repurchase of 342,200 shares of common stock for $4.7 million, at an average cost of $13.66 per share. The Company received regulatory approval to repurchase 343,027 shares of common stock on March 28, 2003, for purposes of acquiring shares for its stock option plan. As of September 30, 2003, the Company had completed the repurchase of shares of common stock for its option plan. On October 20, 2003, the Company announced that the Board of Directors had authorized the repurchase of an additional 879,900 shares, or approximately 10.0% of the Company's outstanding common stock. Management will consider repurchasing additional shares of common stock of the Company at prices that are considered to be attractive and in the best interests of both the Company and its investors. In addition, the Company paid cash dividends totaling $1.6 million during the nine-month period, representing $0.18 per share, and recorded a $1.1 million decrease in unrealized gains on available-for-sale securities. These decreases in equity were partially offset by $2.4 million in earnings.

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002

      General. Net income for the Company for the three months ended September 30, 2003, amounted to $94,000, or $0.01 per diluted share, as compared to $1.2 million, or $0.13 per diluted share, for the three months ended September 30, 2002.

      Net interest income. Net interest income decreased by $617,000, or 17.0%, to $3.0 million for the three months ended September 30, 2003. Interest income decreased by $948,000, or 15.4%, primarily as a result of a 139 basis point, or 22.9%, decrease in the average yield on earning assets to 4.69%. The decrease in yield was partially offset by a $35.5 million, or 8.6%, increase in the average outstanding balance of interest earning assets to $448.7 million. The increase in average interest earning assets was primarily due to the $45.6 million in net proceeds received from the stock offering that closed on September 30, 2002 as described in Note 2. Interest expense decreased by $331,000, or 13.1%, during the period. This reduction in interest expense was due to a 28 basis point, or 10.8%, reduction in the average cost of funds to 2.31%, and a $10.3 million, or 2.7%, decrease in the average balance of interest-bearing liabilities to $377.8 million. Average interest-bearing liabilities decreased primarily as a result of a $21.3 million decrease in average certificates of deposit, the effects of which were offset by a $10.5 million increase in average core deposits. The net interest margin for the Company was 3.17% for the quarter ended September 30, 2002, compared to 2.43% for the quarter ended September 30, 2003. The net interest margin decreased primarily as a result of an increased level of mortgage loan refinancings and decreases in the yield on prime-based consumer and commercial loans.

      Provision for loan losses. The provision for loan losses amounted to $15,000 for the three months ended September 30, 2003, compared to $70,000 for the three months ended September 30, 2002. The amount of the provision for loan losses was reduced, in part, due to a reduction in the amount of outstanding loans resulting from the increased level of residential loan prepayments. The allowance for loan losses was $3.0 million, or 1.01% of total loans, as of September 30, 2003, compared to $3.0 million, or 0.93% of total loans, as of September 30, 2002. The ratio of the allowance for loan losses to gross loans has increased during the past year due, in part, to the increased concentration of commercial real estate and commercial business loans during the past year. Also, while our level of nonperforming loans remains below our peer group average, the trend of nonperforming loans has increased from 0.22% of total loans on September 30, 2002, to 0.38% of total loans on September 30, 2003.

      Noninterest income. Noninterest income increased to $1.2 million for the three months ended September 30, 2003, as compared to $1.1 million for the three months ended September 30, 2002. This represents an increase of $93,000, or 8.7%. This increase was partly due to a $58,000, or 31.7%, increase in fee income derived from lending and mortgage banking activities resulting from higher residential loan originations. These residential loans are generally originated on behalf of a third party and all fees collected are recognized as current period income. Income on deposit accounts increased $16,000, or 2.7%, due, in part, to the increased number of fee-generating demand deposit accounts. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Other noninterest income decreased $58,000, or 24.1%, due, in part, to reduced income derived from the operation of a commercial parcel of real estate owned.

      During the quarter ended September 30, 2003, the Company recognized a gain of $108,000 resulting primarily from the sale of $3.9 million in mortgage-backed securities. During the quarter ended September 30, 2002, the Company recognized a gain of $11,000 resulting from the sale of $57,000 in loan participations and $171,000 in real estate acquired through foreclosure.

      Noninterest expense. Noninterest expense amounted to $4.1 million for the quarter ended September 30, 2003, compared to $2.8 million for the quarter ended September 30, 2002, representing an increase of $1.3 million, or 46.4%. This increase was largely due to a $1.3 million pre-tax prepayment penalty associated with the restructuring of $15.0 million in borrowed funds. This action was taken by the Company in an effort to capitalize on historically low interest rates, lower the Company's cost of funds, and improve the Company's net interest margin. This restructuring reduced the average interest rate paid on these borrowed funds from 5.8% to 1.8%, resulting in an immediate reduction in interest expense of $150,000 per quarter for the first year. The reduction in interest expense is expected to amount to approximately $1.7 million over the next five years.

      Excluding the $1.3 million prepayment penalty, noninterest expense increased by $93,000, or 3.4%. This increase was primarily due to a $166,000, or 12.3%, increase in compensation and benefits, due, in part, to increased staffing associated with the opening of the Company's tenth full-service office in Mooresville, North Carolina, in July 2003. Professional services increased $61,000, or 117.3%, due to additional outside services being needed to operate a fully-public company and to ensure proper corporate governance in light of new regulatory requirements. These increases were offset by a $109,000, or 54.5%, reduction in the amortization of the core deposit premium. The core deposit intangible, created as a result of the Company's acquisition of Innes Street Financial Corporation ("Innes Street") in December 2001, is being amortized over a seven-year period using the accelerated method. Also, the Company realized a $110,000, or 13.5%, reduction in noninterest expense. This reduction was due in part to a $38,000, or 36.9%, reduction in advertising expense. Advertising expenses were higher in 2002 because of the acquisition of Innes Street and the change in the name of the Company and the Bank in the first half of 2002. Other noninterest expenses also decreased, in part, due to reduced expenses associated with the operation of a commercial parcel of real estate owned.

      During the quarter ended September 30, 2003, the Company recognized a loss of $85,000 resulting primarily from the sale of $6.8 million in mortgage-backed securities. During the quarter ended September 30, 2002, the Company had no material losses on the sale of assets.

      Income taxes. Income taxes amounted to a $94,000 tax benefit for the quarter ended September 30, 2003, as compared to $651,000, or 35.2% of taxable income, for the quarter ended September 30 2002. This reduction in income taxes is primarily due to a $1.9 million decrease in net income before taxes and a reduction in the estimated effective rate for the year from 35.7% to 29.8%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002

      General. Net income for the Company for the nine months ended September 30, 2003, amounted to $2.4 million, or $0.28 per diluted share, as compared to $3.3 million, or $0.37 per diluted share, for the nine months ended September 30, 2002.

      Net interest income. Net interest income decreased by $959,000, or 9.0%, to $9.9 million for the nine months ended September 30, 2003. Interest income decreased by $1.9 million, or 10.1%, primarily as a result of a 123 basis point, or 19.7%, decrease in the average yield on earning assets to 5.01%. The decrease in yield was partially offset by a $48.3 million, or 12.0%, increase in the average outstanding balance of interest earning assets to $452.1 million. The increase in average interest earning assets was primarily due to the $45.6 million in net proceeds received from the stock offering that closed on September 30, 2002, as described in Note 2. Interest expense decreased by $933,000, or 12.0%, during the comparable period. This reduction in interest expense was due to a 29 basis point, or 10.7%, reduction in the average cost of funds to 2.41%, and a $5.6 million, or 1.5%, decrease in the average balance of interest-bearing liabilities to $378.7 million. Average interest-bearing liabilities decreased primarily as a result of a decrease in deposits following the Innes Street acquisition. Many of these deposits were higher costing time deposits that were not renewed following maturity. The net interest margin for the Company was 3.24% for the nine months ended September 30, 2002, compared to 2.67% for the nine months ended September 30, 2003. The net interest margin decreased primarily as a result of an increased level of mortgage loan refinancings and decreases in the yield on prime-based consumer and commercial loans.

      Provision for loan losses. The provision for loan losses amounted to $45,000 for the nine months ended September 30, 2003, compared to $205,000 for the nine months ended September 30, 2002. The amount of the provision for loan losses was reduced, in part, due to a reduction in the amount of outstanding loans resulting from the increased level of residential loan prepayments. Management establishes the provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. There have been no material changes in management's methods for determining the provision for loan losses during the past year. The allowance for loan losses was $3.0 million, or 1.01% of total loans, as of September 30, 2003, compared to $3.0 million, or 0.93% of total loans, as of September 30, 2002. The ratio of the allowance for loan losses to gross loans has increased during the past year due, in part, to the increased concentration of commercial real estate and commercial business loans during the past year. Also, while our level of nonperforming loans remains below our peer group average, the trend of nonperforming loans has increased from 0.22% of total loans on September 30, 2002, to 0.38% of total loans on September 30, 2003. Future loan loss provisions will be made based on management's analysis and review of the information cited above.

      Noninterest income. Noninterest income increased by $613,000, or 20.5%, to $3.6 million for the nine months ended September 30, 2003, as compared to $3.0 million for the nine months ended September 30, 2002.

This increase was primarily due to a $256,000, or 51.6%, increase in fee income derived from lending and mortgage banking activities resulting from higher residential loan originations. The Company experienced higher than normal levels of residential loan originations in 2003 due to historically low levels of long-term interest rates. As long-term interest rates move to higher levels, the Company would expect to originate fewer loans and collect less loan fee income. The Company generally originates fixed rate residential loans on behalf of a third party and recognizes all fees collected as current period income. Income on deposit accounts increased $100,000, or 5.9%, due, in part, to the increased number of fee-generating demand deposit accounts. Management plans to continue in its efforts to increase its outstanding balance of fee-generating demand deposit accounts through targeted advertising and branch expansion. Other noninterest income increased $33,000, or 5.5%, due, in part, to income derived from the increase in cash value on $3.0 million in bank-owned life insurance purchased in 2003.

      During the nine months ended September 30, 2003, the Company recognized a gain of $168,000 resulting primarily from the sale of a $5.0 million investment security and $3.9 million in mortgage-backed securities. During the nine months ended September 30, 2002, the Company recognized a gain of $119,000 from the sale of $3.1 million in mortgage-backed securities, $2.0 million in investment securities, $1.3 million in loans, and miscellaneous real estate acquired through foreclosure and fixed assets.

      Noninterest expense. Noninterest expense amounted to $10.0 million for the nine months ended September 30, 2003, compared to $8.5 million for the nine months ended September 30, 2002, representing an increase of $1.5 million, or 17.6%. This increase was largely due to a $1.3 million prepayment penalty associated with the restructuring of $15.0 million in borrowed funds. This action was taken by the Company in an effort to capitalize on historically low interest rates, lower the Company's cost of funds, and improve the Company's net interest margin. This restructuring reduced the average interest rate paid on these borrowed funds from 5.8% to 1.8%, resulting in an immediate reduction in interest expense of $150,000 per quarter for the first year. The reduction in interest expense is expected to amount to approximately $1.7 million over the next five years.

      Excluding the $1.3 million prepayment penalty on borrowed funds, noninterest expense increased by $243,000, or 2.9%. This increase was largely due to a $456,000, or 11.3%, increase in compensation and benefits due, in part, to increased staffing associated with the opening of the Company's tenth full-service office in Mooresville, North Carolina, in July 2003. Professional services increased $214,000, or 93.0%, due to additional outside services being needed to operate a fully-public company and to ensure proper corporate governance in light of new regulatory requirements. Also, the fair value adjustment on deferred compensation increased by $241,000, which was offset by a corresponding increase in noninterest income. These increases were offset by a $485,000 reduction in the amortization of the core deposit premium. The core deposit intangible, created as a result of the Company's acquisition of Innes Street in December 2001, is being amortized over a seven-year period using an accelerated method. Also, other noninterest expense decreased $130,000, or 5.5%, due, in part, to an $80,000 reduction in data processing expense and a $56,000 reduction in advertising expense. Advertising expenses were higher in 2002 as a result of the change in the name of the Company from Gaston Federal Bancorp, Inc, to Citizens South Banking Corporation and the acquisition of Innes Street Financial Corporation. Data processing expenses were also higher in 2002 as a result of the acquisition of Innes Street.

      Income taxes. Income taxes amounted to $1.0 million, or 29.8% of taxable income, for the nine months ended September 30, 2003, as compared to $1.8 million, or 35.7% of taxable income, for the nine months ended September 30 2002. This reduction in the effective tax rate is primarily due to the benefits derived for owning an increased amount of tax-advantaged assets such as municipal securities, bank-owned life insurance, and government agency securities.

Liquidity, Market Risk, and Capital Resources

      The objective of the Company's liquidity management policy is to ensure the availability of sufficient funds to meet the cash needs of borrowers and depositors and to provide funds necessary to maintain the normal operations of the Company. The Company's liquidity is primarily affected by fluctuations in deposit and lending activities, maturities of investments and borrowed money, and investments in capital improvements and market expansion. Its liquidity is also impacted by certain off-balance sheet items such as loan commitments, unfunded portions of construction loans, and unused lines of credit. At September 30, 2003, the Company had loan commitments of $24.8 million, undisbursed portions of construction loans of $6.3 million, and unused lines of credit of $70.1 million. Neither the Company nor its subsidiaries have incurred off-balance sheet obligations through the use of or investment in derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships, limited liability companies, or trusts.

      The Company's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, cash flows generated by investment and mortgage-backed securities, and growth in core deposits. As of September 30, 2003, the Company's cash and due from banks and interest-earning bank balances totaled $19.5 million compared to $47.0 million as of December 31, 2002. This $27.5 million decrease was largely due to a $23.3 million decrease in net cash used for investment activities. These investment activities include the purchase of $54.5 million in mortgage-backed securities, the purchase of $30.9 million in investment securities and $5.5 million in capital expenditures. These capital expenditures included the acquisition of land for a branch relocation and a new corporate office in Gastonia, NC, construction of a new branch in Mooresville, NC, and remodeling and renovations to the branch offices in Salisbury, NC, and Rockwell, NC. The decrease in cash for investment activities was partly offset by a $11.1 million decrease in outstanding loans, the $11.2 million sale of mortgage-backed securities, the $7.0 million sale of investment securities, the $1.0 million sale of real estate owned, $27.1 million in maturities and prepayments on mortgage-backed securities and $10.0 million in maturities and calls on investment securities. The Company also used $3.2 million for financing activities. These financing activities primarily consisted of a $1.2 million decrease in deposits, $1.6 million in dividend payments to shareholders and $4.7 million used to repurchase shares of common stock. These uses of cash were partly offset by a $3.9 million increase in borrowed money. The Company used $889,000 for operating activities. These funds were primarily used to purchase $3.0 million in bank-owned life insurance, the effects of which were partly offset by net income of $2.4 million.

      The Company's external sources of funds include large denomination wholesale deposits and advances from the Federal Home Loan Bank of Atlanta ("FHLB"). If the Company requires funds beyond its internal funding capabilities, the Company has $71.3 million in additional advances available from its line of credit with the FHLB. These FHLB advances are secured by a blanket lien on first mortgage residential loans held by the Company. Given the Company's current liquidity position, availability of credit, and cash flows from internal sources, management believes that the Company has the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and commitments as opportunities arise.

      The Company's most significant form of market risk is interest rate risk, as the Company's assets and liabilities are sensitive to changes in interest rates. The Company's Asset / Liability Committee ("ALCO") is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. During the 2003 fiscal year, the Company purchased $54.5 million in mortgage-backed securities with excess liquidity held by the Company as a result of the September 2002 stock offering. These mortgage-backed securities typically have a balloon or interest rate adjustment after an initial seven- or five-year period, or have a fixed rate for ten years based on a ten-year amortization schedule. There were no other changes in the

Company's asset or liability composition that could result in a material change in the Company's analysis of interest rate sensitivity as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of September 30, 2003, Citizens South Bank's level of capital exceeded all applicable regulatory requirements. Citizens South Bank's Tier I capital was $60.2 million, or 12.6% of adjusted assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is included above in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity, Market Risk, and Capital Resources."

ITEM 4. Controls and Procedures

      Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

      There has been no change in the Company's internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Submission of Matters to a Vote of Security Holders

      There were no meetings of the shareholders during the quarter ended September 30, 2003.

Exhibits and Report on Form 8-K.

(a) Exhibits:

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Written statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Written statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed the following reports on Form 8-K with the SEC during the quarter ended September 30, 2003:

      (1) July 23, 2003: The Company reported that on July 21, 2003, it had issued two press releases regarding 1) earnings for the quarter ended June 30, 2003, and 2) the declaration of a $0.06 dividend for shareholders of record on August 1, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       Citizens South Banking Corporation


Date: November 13, 2003                By:  /s/ Kim S. Price
                                           -------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer


Date: November 13, 2003                By:   /s/ Gary F. Hoskins
                                           -------------------------------------
                                           Gary F. Hoskins
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer