Form 10-K
period 2003-12-31
CITIZENS SOUTH BANKING CORP
filed 2004-03-15
CIK 1051871

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

                         Commission File Number: 0-23971

                       Citizens South Banking Corporation
             (Exact name of Registrant as specified in its Charter)

             Delaware                                    54-2069979
      (State of Incorporation)              (I.R.S. Employer Identification No.)

            245 West Main Avenue, Gastonia, North Carolina 28052-4140
                     (Address of principal executive office)

                                 (704) 868-5200
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES |X| NO |_|

      As of March 4, 2004, 8,503,313 shares of common stock, $0.01 par value, were outstanding. As of March 8, 2004, the aggregate market value of the voting stock held by non-affiliates was $95.4 million.

                       Documents Incorporated by Reference

      PART III: Portions of the Definitive Proxy Statement dated April 2, 2004, as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2003 Annual Meeting of Shareholders.

================================================================================

                       CITIZENS SOUTH BANKING CORPORATION
                                AND SUBSIDIARIES

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
Part I
Item 1.  Business.................................................................     1
Item 2.  Properties...............................................................     8
Item 3.  Legal Proceedings........................................................     9
Item 4.  Submission of Matters to a Vote of Security Holders......................     9

Part II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters.....    10
Item 6.  Selected Financial Data..................................................    11
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations..........................................................    12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...............    32
Item 8.  Financial Statements and Supplementary Data..............................    33
         Independent Auditors' Report.............................................    33
         Consolidated Statements of Financial Condition...........................    34
         Consolidated Statements of Operations....................................    35
         Consolidated Statements of Comprehensive Income..........................    36
         Consolidated Statements of Changes in Stockholders Equity................    37
         Consolidated Statements of Cash Flows....................................    38
         Notes to Consolidated Financial Statements...............................    39
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...................................................    65
Item 9A. Controls and Procedures..................................................    65

Part III

Item 10. Directors and Executive Officers of the Registrant.......................    65
Item 11. Executive Compensation...................................................    65
Item 12. Security Ownership of Certain Beneficial Owners and Management...........    65
Item 13. Certain Relationships and Related Transactions...........................    65
Item 14. Principal Accountant Fees and Services...................................    65
Item 15. Exhibits, Financial Statement Schedules, and Reports on Forms 8-K........    66

Signatures

PART I

ITEM 1. Business

Citizens South Banking Corporation

      Citizens South Banking Corporation (also referred to as the "Company", the "Registrant", "We", "Us", or "Our") is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank"). The common stock of the Company trades on the Nasdaq National Market under the ticker symbol "CSBC".

      On December 31, 2001, the Company acquired Innes Street Financial Corporation ("Innes Street"), of Salisbury, North Carolina, which merged into the Company in a cash transaction valued at $37.9 million. Innes Street was the holding company of Citizens Bank, Inc., a North Carolina chartered savings bank which operated three full service branch offices in Salisbury, North Carolina. At the time of the acquisition, the Company assumed the assets and liabilities of Innes Street at the estimated fair market value including total assets of $221.8 million, net outstanding loans of $170.5 million, total deposits of $175.4 million, and total liabilities of $183.9 million. The transaction was accounted for using the purchase method of accounting and resulted in $9.5 million in intangible assets. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on December 31, 2001, which provides additional information about the acquisition and is incorporated herein by reference. As a result of the Company's expansion outside of Gaston County, Gaston Federal Bank changed its name to Citizens South Bank on March 11, 2002.

      The Company became the holding company for the Bank on September 30, 2002 in connection with the mutual-to-stock conversion of Citizens South Holdings, MHC, the mutual holding company (the "Mutual Holding Company") of Citizens South Banking Corporation, a federal corporation ("Citizens Federal"), formerly named Gaston Federal Bancorp, Inc. As a result of the mutual-to-stock conversion, the Company succeeded to all of the rights of Citizens Federal. As part of the mutual-to-stock conversion, the Company sold 5,259,945 shares of common stock at $10.00 per share in a stock offering. The shares sold represented the Mutual Holding Company's ownership interest in Citizens Federal. Shares owned by stockholders of Citizens federal other than the Mutual Holding Company received new shares of the Company. The net proceeds of the stock offering were $45.5 million.

      Management has been utilizing a number of strategies to leverage the Company's excess capital and enhance shareholder value. These strategies are discussed throughout this report and include; 1) constructing new full-service offices in growth markets; 2) expanding into other financial-related business fields; 3) pursuing the acquisition of existing branch offices; 4) growing the retail and banking segments of our business; and 5) patiently pursuing the acquisition of other financial institutions or related businesses. Also, as a part of the Company's capital management strategy, the Board has authorized a stock repurchase program that is currently being executed by management, and has approved the payment of cash dividends to the Company's shareholders. These strategies are constantly being evaluated and modified as necessary.

      The Company's principal business activities are overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by the Company. The Company's assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The Company's executive office is located at 245 West Main Avenue, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at this address is (704) 868-5200. The Company also maintains a website at www.citizenssouth.com that includes important information on our Company, including a list of our products and services, branch locations, current financial information, and links to the Company's 1934 Securities Exchange Act filings with the SEC.

      Citizens South Bank

      Citizens South Bank is a federally chartered savings bank headquartered in Gastonia, North Carolina. The Bank's principal business activity is offering FDIC-insured deposit accounts to local customers through its ten branch offices and investing those deposits, together with funds generated from operations and borrowings, in nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities. The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank's results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Results of operations are also materially affected by the Bank's provision for loan losses, gains or losses from the sales of assets, fee income generated from deposit and loan accounts, commissions earned from the sale of uninsured investment products, and noninterest expenses. The Bank's noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, and other noninterest expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

      Citizens South Bank is the successor entity to Gaston Federal Bank, which was established on December 31, 1904, as Gastonia Mutual Building and Loan Association ("Gastonia Mutual") under a charter from the State of North Carolina. Gastonia Mutual converted to a Federal charter and became Gaston Federal Savings and Loan Association ("Gaston Federal") on June 10, 1981. On April 30, 1982, Mount Holly Federal Savings and Loan Association merged into Gaston Federal and on April 9, 1998, Gaston Federal reorganized and sold stock and became Gaston Federal Bank, a wholly-owned subsidiary of Gaston Federal Bancorp, Inc.

      Citizens South Bank has ten full-service branch offices in the North Carolina Counties of Gaston, Rowan, and Iredell. The Bank's executive office is located at 245 West Main Avenue, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at this address is (704) 868-5200.

      Market Area and Competition

      We consider our primary market area to be the North Carolina Counties of Gaston, Rowan, Iredell, Mecklenburg, Cabarrus, Lincoln, and Cleveland, and the South Carolina County of York. Our market area predominately centers in the suburbs surrounding the Metro region of Charlotte, North Carolina. The Metro Charlotte region has a diverse economic base that includes business sectors in banking and finance, insurance, manufacturing, textiles, apparel, fabricated metals, construction, health care, transportation, retail trade, telecommunications, government services, and education. The Bank's corporate headquarters is located in Gastonia, North Carolina, which is located in the I-85 corridor, approximately 20 miles west of Charlotte.

      The Bank's corporate headquarters and five branch offices are located in Gaston County, North Carolina. These offices are located in the cities of Gastonia (three offices), Dallas, Mount Holly, and Stanley. According to data provided by the FDIC as of June 30, 2003, there were 12 banks and thrifts operating in Gaston County with $1.7 billion in deposits. As of June 30, 2003, the Bank had $206.9 million in deposits in Gaston County, or 11.9% of the total County deposits. This represents the third highest market share in Gaston County.

      We also operate two branch offices in Rowan County, North Carolina, which is approximately 60 miles northeast of the corporate headquarters. These offices are located in the cities of Salisbury and Rockwell. According to data provided by the FDIC as of June 30, 2003, there were 11 banks and thrifts operating in Rowan County with $1.1 billion in deposits. As of June 30, 2003, the Bank had $110.5 million in deposits in Rowan County, or 9.6% of the total County deposits. This represents the fourth highest market share in the County.

      We also have two branch offices in Iredell County, North Carolina, in the cities of Statesville and Mooresville. These offices are approximately 60 miles north of the corporate office. According to data provided by the FDIC as of June 30, 2003, there were 12 banks and thrifts operating in Iredell County with $1.5 billion in deposits. As of June 30, 2003, the Bank had $51.8 million in deposits in Iredell County, or 3.4% of the total County deposits. This represents the tenth highest market share in the County. The new Mooresville office was opened in July 2003, and accordingly, did not have any deposit balances as of June 30, 2003.

      Employees

      As of December 31, 2003, the Company had 101 full-time and 11 part-time employees, none of whom is represented by a collective bargaining unit. The Company provides employee benefit programs, including an Employee Stock Ownership Plan, matching contributions to a 401(k) retirement/savings plan, group life, heath, and dental insurance, and paid vacation and sick leave. Management believes its relationship with its employees is good.

      Supervision and Regulation

      Citizens South Banking Corporation is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision ("OTS"). The OTS has enforcement authority over Citizens South Banking Corporation and its non-savings institution subsidiaries. This authority permits the OTS to restrict or prohibit activities that are determined to be a risk to Citizens South Bank. Federal law prohibits a savings and loan holding company from acquiring control of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

      Citizens South Bank is a federal savings bank and derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, Citizens South Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. Citizens South Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Citizens South Bank, including real estate investment and securities and insurance brokerage. Citizens South Bank is a federally chartered SAIF-insured stock savings bank, subject to examination, supervision, and regulation by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. Citizens South Bank is also a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is a part of the Federal Home Loan Bank System. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Citizens South Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. Citizens South Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Citizens South Bank's loan documents.

      The following discussion summarizes certain material elements of the regulatory framework applicable to Citizens South Banking Corporation and its subsidiaries. These summaries of statutes and regulations are not intended to be complete and such summaries are qualified in their entirety by reference to such statutes and regulations. A change in the statutes, regulations, or regulatory policies applicable to Citizens South, or its subsidiaries, could have a material effect on the business of the Company.

      Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive, a cease and desist order, removal of officers and/or directors of the institution, receivership, conservatorship, civil penalties, or the termination of deposit insurance. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

      OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio. At December 31, 2003, Citizens South Bank's capital exceeded all applicable requirements. Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank's capital: 1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2003, Citizens South Bank met the criteria for being considered "well-capitalized."

      OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if; (1) the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years; (2) the bank would not be at least adequately capitalized following the distribution; (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or (4) the savings bank is not eligible for expedited treatment of its filings. Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution. The OTS may disapprove a notice or application if; (1) the savings bank would be undercapitalized following the distribution; (2) the proposed capital distribution raises safety and soundness concerns; or (3) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

      Transactions with Affiliates. A federal savings bank's authority to engage in transactions with its "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. Citizens South Banking Corporation and its non-savings institution subsidiaries are affiliates of Citizens South Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

      Qualified Thrift Lender Test. As a federal savings bank, Citizens South Bank is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, Citizens South Bank must maintain at least 65% of its portfolio assets in qualified thrift investments in at least nine months of the most recent 12-month period. Portfolio assets generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank's business. Qualified thrift investments includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. Qualified thrift investments also include 100% of an institution's credit card loans, education loans and small business loans. Citizens South Bank also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2003, Citizens South Bank maintained approximately 69% of its portfolio assets in qualified thrift investments.

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

      Federal Home Loan Bank System. Citizens South Bank is a member of the Federal Home Loan Bank System ("FHLB"), which provides a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, Citizens South Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater. As of December 31, 2003, Citizens South Bank was in compliance with this requirement.

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

      The Gramm-Leach-Bliley Financial Modernization Act of 1999. The Gramm-Leach-Bliley Act ("G-L-B Act") was enacted in November 1999. The G-L-B Act restricted unitary savings and loan holding companies to those activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

      Sarbanes-Oxley Act of 2002. In July 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

      Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the company. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading.

      The USA PATRIOT Act. In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law in October 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:
1) all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program; 2) minimum standards must be established with respect to customer identification at the time new accounts are opened; 3) financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering; 4) financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks and 5) bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Federal Securities Laws. Citizens South Banking Corporation filed with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 for the registration of the common stock issued pursuant to the 2002 conversion. Citizens South Banking Corporation common stock continues to be registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Citizens South Banking Corporation continues to be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934. The registration under the Securities Act of 1933 of shares of common stock does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Citizens South Banking Corporation may be resold without registration. Shares purchased by an affiliate of Citizens South Banking Corporation will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Citizens South Banking Corporation meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Citizens South Banking Corporation that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Citizens South Banking Corporation, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Citizens South Banking Corporation may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

      Taxation

      Federal. The Company and the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. For federal income tax purposes, the Bank reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

      The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. As a result of the 1996 Act, the Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, the 1996 Act required the recapture of the excess of tax bad debt reserves at September 30, 1996 over those established as of September 30, 1988. The reserve was recaptured over a six-year period and was completely amortized as of December 31, 2003.

      State of North Carolina. Under North Carolina law, the corporate income tax is 7.0% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition, an annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the company's capital stock, surplus and undivided profits, investment in tangible property in North Carolina or 55% of the appraised valuation of property in North Carolina.

      State of Delaware. Delaware franchise taxes are imposed on the Company. Two methods are provided for calculating the tax and the lesser tax is payable. The first method is based on the authorized number of shares. The tax under this method is $90.00 for the first 10,000 authorized number of shares plus $50.00 for each additional 10,000 shares or part thereof. The second method is based on an assumed par value capital. The tax rate under this method is $200 per $1,000,000 or portion thereof of assumed par value capital. Assumed par is computed by dividing total assets by total issued shares (including treasury shares). Assumed par value capital is calculated by multiplying the lesser of assumed par or stated par value by total authorized shares.

ITEM 2. Properties

      The following table sets forth certain information regarding offices currently in operation at December 31, 2003. Management considers the facilities to be well maintained and sufficiently suitable for present operations.

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

412 South Highway 27                             Banking Office              3,225                 Owned
Stanley, North Carolina 28164-2055

401 West Innes Street                            Banking Office              5,560                 Owned
Salisbury, North Carolina 28144-4232

106 West Main Street                             Banking Office              1,500                 Owned
Rockwell, North Carolina 28138-8859

307 North Center Street                          Banking Office and          8,260                 Owned
Statesville, North Carolina 28677-4063           Leased Space

649 Brawley School Road                          Banking Office              3,800                 Owned
Mooresville, North Carolina 28177-9121

ITEM 3. Legal Proceedings

         Periodically, there have been various claims and lawsuits involving the Company or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on the financial condition or operations of the Company or the Bank.

ITEM 4. Submission of Matters to a Vote of Security Holders

      On October 23, 2003, the Company held a Special Meeting of Shareholders for the purpose of approving the Citizens South Banking Corporation 2003 Stock Option Plan and the Citizens South Banking Corporation 2003 Recognition and Retention Plan. The Citizens South Banking Corporation 2003 Stock Option Plan provided for the issuance of up to 525,995 options for certain directors and officers to purchase the Company's common stock. The results of the vote of shareholders was:

      For                          4,477,421
      Against                        809,800
      Abstain                         27,113
                                  ----------
      Total                        5,314,334

      The Citizens South Banking Corporation 2003 Recognition and Retention Plan provided for the granting of up to 210,398 shares of Company stock to certain directors and officers. The results of the vote of shareholders was:

      For                          4,425,229
      Against                        859,550
      Abstain                         29,555
                                  ----------
      Total                        5,314,334

      No other business was transacted at the Special Meeting of Shareholders.

PART II

ITEM 5.  Market for Registrant's Common Stock and Related Shareholder Matters

      The Company's common stock, $0.01 par value, trades on the Nasdaq National Market under the symbol CSBC. Price and volume information is contained in The Wall Street Journal and other daily newspapers in the Nasdaq section under the National Market System listings. As of February 1, 2004, the Company had 1,255 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 9,062,727 shares outstanding. The following brokers made a market in the Company's stock during 2003:

         Fig Partners, LLC                           1-866-344-2657
         FTN Midwest Research Secs.                  1-800-880-7264
         Friedman, Billings, Ramsey & Co.            1-800-688-3272
         Goldman, Sachs & Co.                        1-212-902-1000
         Keefe, Bruyette & Woods, Inc.               1-800-342-5529
         Knight Equity Markets, L.P.                 1-800-222-4910
         McDonald Investments (Trident)              1-800-340-6355
         Merrill Lynch, Pierce, Fenner               1-800-937-0501
         Moors & Cabot, Inc.                         1-800-426-0501
         Morgan Stanley & Co., Inc.                  1-800-223-6559
         Ryan Beck & Co., Inc.                       1-800-395-7926
         Sandler O'Neill & Partners                  1-800-898-6547
         Schwab Capital Markets                      1-212-514-5140

The following table sets forth quarterly closing market price ranges for the Common Stock over the past two years. The closing prices for all quarters prior to September 30, 2002, have been adjusted to reflect the exchange ratio of 2.1408-to-1 in conjunction with the Company's stock offering.

          Fiscal Year 2003                High           Low

          First quarter                  $11.89         $10.04
          Second quarter                 $13.71         $11.99
          Third quarter                  $15.24         $12.90
          Fourth quarter                 $15.15         $13.70

          Fiscal Year 2002                High           Low

          First quarter                  $ 7.73         $ 6.65
          Second quarter                 $10.70         $ 7.52
          Third quarter                  $10.42         $ 8.64
          Fourth quarter                 $10.24         $ 9.30

ITEM 6.  Selected Financial Data

      The following table sets forth certain information concerning the financial position of Citizens South Banking Corporation and its subsidiaries as of and for the dates indicated. The consolidated data is derived from, and should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries and related notes presented in Item 8.

                                                                           At and for the twelve months ended December 31,
                                                                  -----------------------------------------------------------------
                                                                    2003          2002          2001          2000          1999
                                                                  --------      --------      --------      --------      --------
(Dollars in thousands, except per share data)                                                              (unaudited)   (unaudited)
Income Statement Data:
Interest income ..............................................    $ 21,969      $ 24,716      $ 16,382      $ 16,833      $ 15,481
Interest expense .............................................       8,732        10,195         9,770         9,684         8,132
                                                                  --------      --------      --------      --------      --------
Net interest income ..........................................      13,237        14,521         6,612         7,149         7,349
Provision for loan losses ....................................          60           225           120            53            97
                                                                  --------      --------      --------      --------      --------
Net interest income after provision for loan losses ..........      13,177        14,296         6,492         7,096         7,252
Noninterest income ...........................................       5,561         4,121         3,006         2,473         2,470
Noninterest expense ..........................................      13,891        11,381         7,092         6,975         6,440
                                                                  --------      --------      --------      --------      --------
Income before income taxes ...................................       4,847         7,036         2,406         2,594         3,282
Income tax expense ...........................................       1,456         2,528           702           846         1,146
                                                                  --------      --------      --------      --------      --------
Net income ...................................................    $  3,391      $  4,508      $  1,704      $  1,748      $  2,136
                                                                  ========      ========      ========      ========      ========

Per Share Data (1):
Basic net income .............................................    $   0.39      $   0.51      $   0.20      $   0.20      $   0.23
Diluted net income ...........................................        0.39          0.51          0.20          0.20          0.23
Cash dividends declared ......................................        0.24          0.16          0.14          0.11          0.10
Period-end book value ........................................       10.11         10.64          4.62          4.40          4.23

Balance Sheet Data:
Total assets .................................................    $495,751      $492,873      $447,581      $252,750      $235,742
Loans receivable, net ........................................     295,026       299,906       334,321       158,820       169,931
Mortgage-backed and related securities .......................      89,168        70,409        25,405        22,955        18,865
Investment securities ........................................      56,233        39,594        25,946        32,822        31,334
Deposits .....................................................     342,446       340,862       353,692       167,931       158,603
Borrowings ...................................................      58,981        47,575        42,057        42,737        35,500
Stockholders' equity .........................................      87,669        96,383        41,630        39,763        38,901

Performance Ratios:
Return on average assets .....................................        0.68%         0.98%         0.65%         0.71%         0.93%
Return on average equity .....................................        3.61          7.61          4.17          4.46          5.36
Avg. interest-earning assets to avg. interest-bearing
  liabilities ................................................      118.65        109.19        116.08        117.85        121.23
Noninterest expense to average total assets ..................        2.81          2.48          2.70          2.85          2.80
Interest rate spread .........................................        2.57          3.26          2.05          2.34          2.57
Net interest margin (2) ......................................        2.67          3.17          2.52          2.92          3.20

Asset Quality Ratios:
Allowance for loan losses to total loans at the end of period         0.97%         0.97%         0.91%         0.95%         0.88%
Nonperforming loans to total loans ...........................        0.18          0.17          0.35          0.30          0.07
Nonperforming assets to total assets .........................        0.14          0.37          0.59          0.19          0.16

Capital Ratios:
Average equity to average total assets .......................       18.96%        12.93%        15.55%        16.02%        17.36%
Equity to assets at period end ...............................       17.68         19.56          9.30         15.73         16.50
Dividend payout ratio  (1) (3) ...............................       61.54         31.37         70.00         55.00         43.48

(1) All per share data for periods prior to September 30, 2002, has been adjusted to reflect the exchange ratio of 2.1408-to-1 in conjunction with the Company's stock offering.

(2) Net interest margin is calculated by dividing net interest income by average assets for the period.

(3) Dividend payout ratio is calculated by dividing cash dividends per share declared for the period by net income per share for the period. Citizens South Holdings, MHC, the mutual holding company for Citizens South Banking Corporation, began waiving dividends in August 2000 and as of September 30, 2002, had waived dividends totaling approximately $1.8 million. The MHC owned between 53% and 58% of the outstanding common stock of the Company during the period in which the dividends were waived.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Overview. Management's Discussion and Analysis is provided to assist in understanding and evaluating the results of operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8. of this report.

      Forward-Looking Statements. This report may contain certain "forward-looking statements" that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, the timing and amount of revenues that may be recognized by the Company, continuation of current revenue and expense trends (including trends affecting chargeoffs and provisions for loan losses), unforeseen changes in the Company's markets, legal and regulatory changes, and general changes in the economy. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on these statements. The Company assumes no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

      Critical Accounting Policies. The accounting and financial policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices in the banking industry. The more critical accounting and reporting policies include the Company's accounting for the allowance for loan losses. The Company's accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. These estimates are based on management's opinion of an amount that is adequate to absorb losses in the Company's existing loan portfolio. The allowance for loan losses is established through a provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Company's allowance for loan losses could result in material changes in the Company's consolidated financial condition or consolidated financial results of operations. The Company's policies with respect to the methodology for determining the allowance for loan losses involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

      Comparison of Financial Condition for the Years Ended December 31, 2003, and December 31, 2002

      Total assets increased by $2.9 million, or 0.6%, from $492.9 million at December 31, 2002 to $495.8 million at December 31, 2003. Cash and cash equivalents was abnormally high at December 31, 2002, due to the receipt of $45.5 million in net stock proceeds from the stock offering that was completed on September 30, 2002, which is described in the "Business" section of Item 1. of this report. The proceeds were primarily used to purchase investment and mortgage-backed securities during 2003, resulting in a decrease in cash and cash equivalents and increases in investment and mortgage-backed securities. Cash and cash equivalents decreased by $38.8 million, or 82.5%, while investment securities increased by $16.6 million, or 42.0%, and mortgage-backed securities increased by $18.8 million, or 26.6%. Management plans to reinvest the proceeds into higher-yielding commercial and consumer loans as cash flows are generated from investments and mortgage-backed securities through maturities and principal and interest payments.

      Management continues to emphasize the origination of shorter-term commercial and consumer loans in order to reduce the Company's vulnerability to rising interest rates. During 2003, these loans, which include construction loans, multifamily residential loans, nonresidential real estate loans, consumer loans, and commercial business loans, increased by $30.9 million, or 19.4%, to $190.5 million at December 31, 2003. Also during 2003, the Company's portfolio of one-to-four family residential loans decreased from $148.8 million to $114.1 million. This decrease of $34.7 million, or 23.3%, was primarily due to the high level of mortgage loan refinancings during 2003 resulting from historically low interest rates. The Company originates and closes substantially all new fixed-rate one-to-four family residential loans as a broker for an independent third party on a servicing-released basis. This generates additional fee income and reduces the potential adverse effects of rising interest rates on the Company's future earnings that normally result from holding long-term fixed-rate loans. As a result, total net outstanding loans decreased $4.9 million, or 1.6%, to $295.0 million at December 31, 2003.

      Also during 2003, the Company completed the construction of its tenth full-service banking office in Mooresville, North Carolina, completed extensive renovations to upgrade its existing facilities in Salisbury and Rockwell, North Carolina, and began construction of a new office in Gastonia, North Carolina that will replace an existing facility. As a result, premises and equipment increased by $6.1 million, or 69.6%, to $14.9 million. The Company currently plans to expand into Belmont, North Carolina and York County, South Carolina within the next two years. The Company also purchased $6.0 million in bank-owned life insurance during 2003. This type of investment provides tax-advantaged income with superior yields to other investment securities.

      Total liabilities increased by $11.6 million, or 2.9%, from $396.5 million at December 31, 2002, to $408.1 million at December 31, 2003. This increase was primarily due to an $11.4 million increase in borrowed money and a $1.5 million increase in deposits. The increase in borrowed money was used to provide funds to purchase mortgage-backed securities and to fund loans. Core deposits, which include demand deposits, money market demand accounts, and savings accounts, increased by $12.1 million, or 10.5%, to $128.6 million. This increase was offset by a $10.6 million, or 4.7%, decrease in higher-costing certificates of deposit. This change in the deposit portfolio composition reflects management's commitment to building new and enhancing existing customer relationships by focusing on a customer's primary financial needs such as checking accounts, savings accounts, and money market deposit accounts. Management plans to continue to aggressively market its retail and commercial deposit products to the local community and to increase the Bank's core deposit market share through an expanding branch network.

      Total equity at December 31, 2003, decreased by $8.7 million, or 9.0%, from $96.4 million at December 31, 2002 to $87.7 million. This decrease was primarily due to the repurchase of 695,435 shares of common stock for $9.8 million. These shares were repurchased as a part of stock repurchase plans announced in March 2003 and October 2003. The plan announced in March 2003 provided for the repurchase of 343,027 shares of stock. All of the shares authorized under this plan were repurchased by September 2003. The October 2003 repurchase plan provides for the repurchase of up to 879,900 shares of stock, or approximately 10% of the outstanding shares. As of December 31, 2003, the Company had repurchased 353,235 shares under the plan and had 526,665 shares remaining to be repurchased. Management plans to continue to repurchase shares of common stock in the Company at prices that are considered to be attractive and in the best interests of both the Company and its shareholders.

      Total equity also decreased in 2003 as a result of the payment of $2.1 million in cash dividends, or $0.24 per share, and a $1.6 million decrease in accumulated net unrealized gains on investments available for sale. These decreases were partly offset by $3.4 million in net income and $975,000 in vesting of stock issued under the Citizens South Banking Corporation 2003 Recognition and Retention Plan which is described in more detail in "Note 13 - Employee Benefit Plans" under Item 8. of this report.

      Results of Operations

      The following discussion relates to operations for the year ended December 31, 2003, compared to the year ended December 31, 2002, as well as the year ended December 31, 2002, compared to the year ended December 31, 2001. The net income of the Company is heavily dependent upon net interest income. Net interest income is the difference between the interest earned on loans, investment and mortgage-backed securities, and interest-bearing deposits in other banks, offset by the interest paid on deposits and borrowings.

      Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002

      Net income was $3.4 million, or $0.39 per share, for the year ended December 31, 2003, compared to $4.5 million, or $0.51 per share, for the year ended December 31, 2002. The earnings provided returns on average equity of 3.61% in 2003, compared to 7.61% in 2002, and returns on average assets of 0.68% in 2003, compared to 0.98% in 2002.

      Net interest income, the Company's largest source of income, decreased by $1.3 million, or 8.8%, due in part to the decreasing spread between the yield on interest-earning assets and the cost of interest-bearing liabilities caused by the historically low interest rate environment. The interest rate spread between interest-earning assets and interest-bearing liabilities decreased from 3.26% in 2002 to 2.57% in 2003, resulting in a decrease in the net interest margin from 3.17% to 2.67% during the same period. The compression in the Company's net interest margin reached its low point of 2.43% during the third quarter of 2003, and showed signs of considerable improvement in the fourth quarter of 2003, reaching 2.68%, an increase of 25 basis points from the previous quarter. Management believes that continued improvement in the Company's net interest margin and resulting net interest income will take place in 2004, as interest rates have stabilized, prepayments on loans and mortgage-backed securities have slowed and loan demand has improved. However, if interest rates continue to decline and/or loan prepayments accelerate, management's expectations for 2004 may not be realized.

      Interest income for the year ended December 31, 2003, decreased by $2.7 million, or 11.1%, to $22.0 million. This decrease was primarily due to a $4.4 million, or 20.9%, reduction in interest income on loans. During the year, average outstanding loans decreased by $23.0 million, or 7.2%, from $320.5 million to $297.5 million, while the average yield on loans decreased from 6.6% to 5.7%. These changes were primarily the result of a 25 basis point decrease in the prime lending rate in June 2003, and an abnormally high level of loan prepayments and refinancings that reduced both yields and outstanding balances. The reduction in average outstanding loans was primarily due to the fact that the Bank originates and closes substantially all new fixed-rate residential loans as a broker for an independent third party. This reduces the Bank's vulnerability to increases in interest rates. The level of prepayments and refinancings slowed during the fourth quarter of 2003 as interest rates began to stabilize. Interest income on interest-bearing bank deposits also decreased, with a reduction of $351,000, or 58.5%. Average balances of interest-bearing bank deposits decreased by $15.1 million, or 39.8%, to $22.8 million. This reduction was primarily due to the investment of the proceeds received in the 2002 stock offering (see the "Business" section of Item 1. for further discussion) into higher-yielding investment and mortgage-backed securities. Also, the average yield on interest-bearing bank deposits decreased to from 1.6% to 1.1%, as short-term interest rates continued to decrease in 2003.

      Interest earned on investment securities increased slightly to $1.5 million. The average balance of investment securities increased by $9.0 million, or 30.5%, to $38.5 million; however, this increase was offset by a decrease in the yield from 5.0% to 3.9%. Interest earned on mortgage-backed securities increased by $2.0 million, or 144.4%. This increase was due to a $63.1 million, or 219.6% increase in average outstanding balances to $91.9 million for the 12 months ending December 31, 2003. These balances increased due to the investment in net proceeds received in the September 2002 stock offering (see the "Business" section of Item 1. for further discussion), the reinvestment of funds received from loan prepayments, and the investment of funds received from borrowed money. The increase in average balances was partly offset in a decrease in the average yield from 4.9% to 3.7%. Management plans to reinvest the cash flows generated from these mortgage-backed securities into new consumer and commercial loan originations.

      Interest expense for the year ended December 31, 2003, decreased $1.5 million, or 14.3%, to $8.7 million. This decrease was due to a $1.5 million, or 18.3%, decrease in interest paid on deposits. Average interest-bearing deposits decreased $8.7 million, or 2.6%, to $328.7 million. Most of this decrease was attributable to a $19.0 million decrease in higher-costing certificates of deposit. All other deposits, including demand deposits, money market demand accounts, and savings accounts, increased by $10.3 million. This change in the deposit mix reflects management's commitment to building new and enhancing existing customer relationships by focusing on a customer's primary financial needs such as checking accounts, savings accounts, and money market demand accounts. Average deposit balances decreased from 2002 to 2003 primarily as a result of the maturity of higher-costing certificates of deposit acquired in the acquisition of Innes Street in December 2001, which is detailed in the "Business" section in Item 1. of this report. Actual year-end deposit balances increased by $1.5 million from 2002 to 2003. The average interest rate paid on deposits decreased from 2.3% to 1.9% due to lower market rates. Average borrowings increased by $7.0 million, or 15.8%, to $51.2 million, while the rate paid on borrowings decreased from 5.1% to 4.4% due to lower market interest rates and the restructuring of $15.0 million in Federal Home Loan Bank advances. This restructuring reduced the average interest rate on these advances from 5.8% to 1.8%. These changes resulted in minor reduction of interest paid on borrowings to $2.2 million.

      The Company provided $60,000 and $225,000 in loan loss provisions for the years ended December 31, 2003 and 2002, respectively. The allowance for loan losses as a percentage of loans was 0.97% at both December 31, 2003, and December 31, 2002. The ratio of allowances to total loans has remained flat due to the stable ratio of nonperforming loans to total loans of 0.17% at December 31, 2002, and 0.18% at December 31, 2003. Refer to the "Allowance for Loan Losses" section of Item 7. of this report for further discussion.

      For the year ended December 31, 2003, noninterest income increased by $1.4 million, or 35.0%, from $4.1 million to $5.6 million. The primary reasons for the change were a $161,000 increase in fees on deposit accounts, a $62,000 increase in mortgage banking loan fee income, a $779,000 increase in gains on sale of assets, and a $311,000 increase in the fair value adjustment on deferred compensation assets. The increase in fees on deposit accounts resulted from our continued emphasis on building our portfolio of fee-generating demand deposit accounts and a competitive fee structure on deposit products. Mortgage banking loan fee income increased due to a higher number of loan originations resulting, in part, from lower interest rates. We originated and closed many of these residential loans as a broker for a third party, resulting in immediate fee income for the Bank. The demand for residential loans, and subsequent fee income derived from originating such loans, may decrease if interest rates begin to rise. The increase in the fair value adjustment on investments associated with deferred compensation assets totaled $311,000, which was offset by a corresponding $311,000 adjustment to compensation expense, resulting in no net impact on net income. During the year ended December 31, 2003, the Company sold $8.1 million in investment securities and $12.1 million in mortgage-backed securities at a net gain of $1.0 million. These gains were used to offset the impact of vesting a portion of the common stock granted in the Citizens South Banking Corporation 2003 Recognition and Retention Plan, which is described in "Note - 13 Employee Benefit Plans" under Item 8. of this report. During the fiscal year ended December 31, 2002, the Company sold $4.0 million in investment securities, $5.0 million in mortgage-backed securities, and $1.4 million of residential loans at a gain of $243,000.

      Noninterest expense increased by $2.5 million, or 22.1%, from $11.4 million in 2002 to $13.9 million in 2003. The primary reasons for the increase were a $1.7 million increase in compensation, a $1.3 million prepayment penalty on FHLB advances, a $255,000 increase in professional services, a $101,000 increase in telephone expense, and a $238,000 increase in other noninterest expenses. Compensation increased due in part to the vesting of a portion of the common stock granted in the Citizens South Banking Corporation 2003 Recognition and Retention Plan, the opening of the Company's tenth full service office, and fair value adjustments made on deferred compensation plans. These fair value adjustments totaled $311,000 in 2003 and are offset by a corresponding $311,000 adjustment to other noninterest income, resulting in no net impact on net income. During 2003, we recognized a $1.3 million pre-tax prepayment penalty associated with the restructuring of $15.0 million in borrowed funds. This action was taken by the Company in an effort to capitalize on historically low interest rates, lower the Company's cost of funds, and improve the Company's net interest margin. This restructuring reduced the average interest rate paid on these borrowed funds from 5.8% to 1.8%, resulting in an immediate reduction in interest expense of $150,000 per quarter for the first year. The reduction in interest expense is expected to amount to approximately $1.7 million over the next five years. Professional services increased by $255,000, or 78.0%, during 2003 due, in part, to additional outside services being needed to ensure proper corporate governance in light of new regulatory requirements. Telephone expense increased by $101,000, or 48.5%, due partly to the opening of a new branch office and enhanced data communications service at the existing Bank offices. Other noninterest expense increased by $238,000, or 16.7% due, in part, to franchise tax payments to the state of Delaware and other miscellaneous operating expenses.

      These increases in noninterest expenses were partially offset by a $559,000, or 58.0%, reduction in the amortization of the core deposit intangible. The core deposit intangible was created as a result of the acquisition of Innes Street in 2001, which is described in the "Business" section of Item 1. of this report. It is being amortized over a seven-year period on an accelerated basis. The unamortized balance of the core deposit intangible as of December 31, 2003, was $1.1 million. The Company also experienced decreased expenses associated with data processing expenses, office supplies and advertising totaling $260,000, or 27.1%. These decreases were primarily attributable to higher than normal expenses experienced in 2002 relating to the changing of the Bank's name and the consolidation of the Bank's computer systems following the acquisition of Innes Street in December 2001, which is described in the "Business" section of Item 1. of this report.

      The Company's provision for income taxes was $1.5 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively. The change was primarily due to a $2.2 million decrease in pretax income. The effective tax rate decreased from 35.9% to 30.0% due to a larger percentage of income being derived from tax-advantaged assets such as municipal securities, U.S. Government Agency securities, and bank-owned life insurance that generate tax-exempt income.

      Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001

      Net income was $4.5 million, or $0.51 per share, for the year ended December 31, 2002, compared to $1.7 million, or $0.20 per share, for the year ended December 31, 2001. The earnings provided returns on average assets of 0.98% in 2002, compared to 0.65% in 2001, and returns on average equity of 7.61% in 2002, compared to 4.17% in 2001.

      Net interest income, the Company's largest source of income, increased by $7.9 million, or 119.6%, due primarily to the acquisition of Innes Street on December 31, 2001, which is described in the "Business" section of Item 1. of this report. Due to this acquisition, average interest-earning assets increased $171.1 million to $416.7 million, while average interest-bearing liabilities increased $170.0 million to $381.7 million. In addition, the spread between interest-earning assets and interest-bearing liabilities increased from 2.05% in 2001 to 3.26% in 2002. The increase in interest-earning assets, net of interest-bearing liabilities, coupled with the increase in the interest rate spread resulted in the $7.9 million increase in net interest income.

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

      The Company provided $225,000 and $120,000 in loan loss provisions for the years ended December 31, 2002 and 2001, respectively. The allowance for loan losses as a percentage of loans was 0.97% at December 31, 2002, compared to 0.91% at December 31, 2001. The increase in the ratio of allowances to total loans was primarily due to the continued slowdown in the local economy resulting from layoffs and business closings. Due in part to the slowdown in the local economy, the amount of loans charged-off increased from $104,000 in 2001 to $384,000 in 2002. Refer to the "Allowance for Loan Losses" section in Item 7. of this report for further discussion.

      For the year ended December 31, 2002, noninterest income increased by $1.1 million, or 37.1%, from $3.0 million to $4.1 million. The primary reasons for the change were a $475,000 increase in fees on deposit accounts and a $310,000 increase in mortgage banking loan fee income. The increase in fees on deposit accounts resulted from a continued emphasis on building our portfolio of fee-generating demand deposit accounts, the additional deposit accounts acquired from Innes Street, and a competitive fee structure on deposit products. Mortgage banking loan fee income increased due to a higher number of loan originations resulting, in part, from lower interest rates. Commissions on sales of financial products decreased by $51,000 due to reduced sales resulting from a declining stock market. Dividends on FHLB stock increased due to additional shares held as a result of the acquisition. Other income increased by $107,000 due, in part, to income generated by additional purchases of bank-owned life insurance during 2001. During the year ended December 31, 2002, the Company sold $4.0 million in investment securities, $5.0 million in mortgage-backed securities, and $1.4 million of residential loans at a gain of $243,000. During the fiscal year ended December 31, 2001, the Company did not recognize any gains on the sale of assets.

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

      Net Interest Income

      The net income of the Company is heavily dependent upon net interest income. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. The following table sets forth certain information relating to the Company for the years ended December 31, 2003, 2002 and 2001. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made.

         Table 1
         Average Balances and Net Interest Income Analysis

                                                   December 31, 2003                     December 31, 2002
                                          -----------------------------------    -----------------------------------
                                                       Interest      Average                  Interest      Average
                                           Average      Income/       Yield/      Average      Income/       Yield/
(Dollars in Thousands)                     Balance      Expense         Cost      Balance      Expense         Cost
-----------------------------------------------------------------------------    -----------------------------------
Assets:
Interest-earning assets:
  Loans receivable (1) ................  $ 297,517    $  16,798         5.65%    $320,505    $  21,232         6.62%
  Interest-bearing bank deposits ......     22,847          249         1.09       37,963          600         1.58
  Investment securities ...............     38,523        1,496         3.88       29,515        1,482         5.02
  Mortgage-backed securities ..........     91,939        3,426         3.73       28,765        1,402         4.87
                                         ---------    ---------    ---------     --------    ---------    ---------
Total interest-earning assets .........    450,826       21,969         4.87      416,748       24,716         5.93
Noninterest-earning assets ............     44,372                                 41,568
                                         ---------                               --------

Total assets ..........................  $ 495,198                               $458,316
                                         =========                               ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Demand deposit accounts .............  $  28,525    $      91         0.32%    $ 23,485    $      93         0.40%
  Money market deposit accounts .......     43,097          550         1.28       32,285          498         1.54
  Savings accounts ....................     39,705          305         0.77       45,292          638         1.41
  Certificates of deposit .............    217,395        5,555         2.56      236,360        6,733         2.85
  Borrowed funds ......................     51,238        2,231         4.35       44,242        2,233         5.05
                                         ---------    ---------    ---------     --------    ---------    ---------
Total interest-bearing liabilities ....    379,960        8,732         2.30      381,664       10,195         2.67
                                                      ---------                              ---------
Noninterest-bearing liabilities .......     21,365                                 17,409
                                         ---------                              ---------
Total liabilities .....................    401,325                                399,073

Stockholders' equity ..................     93,873                                 59,243
                                         ---------                              ---------

Total liabilities and equity ..........  $ 495,198                              $ 458,316
                                         =========                              =========

Net interest income ...................               $  13,237                              $  14,521
                                                      =========                              =========

Interest rate spread (2) ..............                                 2.57%                                  3.26%
                                                                   =========                              =========

Net interest margin (3) ...............                                 2.67%                                  3.17%
                                                                   =========                              =========

Net yield on interest-earning
  assets (4) ..........................                                 2.94%                                  3.48%
                                                                   =========                              =========

Ratio of average interest-earning
  assets to avg. interest-bearing
  liabilities .........................                               118.65%                                109.19%
                                                                   =========                              =========


                                                 December 31, 2001
                                          --------------------------------
                                                      Interest     Average
                                          Average      Income/      Yield/
(Dollars in Thousands)                    Balance      Expense      Cost
--------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Loans receivable (1) ................  $166,574    $  12,252       7.36%
  Interest-bearing bank deposits ......    24,707          993       4.02
  Investment securities ...............    29,150        1,704       5.85
  Mortgage-backed securities ..........    25,221        1,434       5.69
                                         --------    ---------    -------
Total interest-earning assets .........   245,652       16,383       6.67
Noninterest-earning assets ............    17,148
                                         --------

Total assets ..........................  $262,800
                                         ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Demand deposit accounts .............    15,285          186       1.22%
  Money market deposit accounts .......    16,862          460       2.73
  Savings accounts ....................    18,677          398       2.13
  Certificates of deposit .............   117,993        6,329       5.36
  Borrowed funds ......................    42,803        2,398       5.60
                                         --------    ---------    -------
Total interest-bearing liabilities ....   211,620        9,771       4.62
                                                     ---------
Noninterest-bearing liabilities .......    10,304
                                         --------
Total liabilities .....................   221,924

Stockholders' equity ..................    40,876
                                         --------

Total liabilities and equity ..........  $262,800
                                         ========
Net interest income ...................              $   6,612
                                                     =========

Interest rate spread (2) ..............                              2.05%
                                                                   =======

Net interest margin (3) ...............                              2.52%
                                                                   =======

Net yield on interest-earning
  assets (4) ..........................                              2.69%
                                                                   =======

Ratio of average interest-earning
  assets to avg. interest-bearing
  liabilities .........................                            116.08%
                                                                   =======

-------------
(1)   Average loan balances include nonaccrual loans.

(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-earning liabilities.

(3) Net interest margin is calculated by dividing net interest income by average assets for the period.

(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

         Changes in interest income and expense can result from changes in both volume and rates. The following table sets forth information regarding changes in our interest income and interest expense for the periods indicated. For each category of our interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (changes in rate multiplied by old volume); (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

         Table 2
         Volume and Rate Variance Analysis

                                              For The Year Ended                           For the Year Ended
                                    December 31, 2003 vs December 31, 2002       December 31, 2002 vs December 31, 2001
                                              Increase (Decrease)                          Increase (Decrease)
                                                    Due to                                       Due to
                                    ---------------------------------------      --------------------------------------
(In Thousands)                         Volume         Rate          Net            Volume         Rate           Net
--------------                        -------       -------       -------          -------      -------       -------
 Interest income:
  Loans receivable .............      $(1,449)      $(2,985)      $(4,434)         $10,062      $(1,082)      $ 8,980
  Interest-bearing bank deposits         (197)         (154)         (351)           2,992       (3,385)         (393)
  Investment securities ........           55           (41)           14               21         (243)         (222)
  Mortgage-backed securities ...        2,267          (243)        2,024            2,155       (2,187)          (32)
                                      -------       -------       -------          -------      -------       -------

 Total interest income .........          676        (3,423)       (2,747)          15,230       (6,897)        8,333
                                      -------       -------       -------          -------      -------       -------

 Interest expense:
  Deposits .....................         (415)       (1,046)       (1,461)           1,093         (504)          589
  Borrowed funds ...............          (15)           13            (2)              85         (250)         (165)
                                      -------       -------       -------          -------      -------       -------

 Total interest expense ........         (430)       (1,033)       (1,463)           1,178         (754)          424
                                      -------       -------       -------          -------      -------       -------

 Net interest income ...........      $ 1,106       $(2,390)      $(1,284)         $14,052      $(6,143)      $ 7,909
                                      =======       =======       =======          =======      =======       =======

      Loans

      The Company generally makes consumer loans, commercial loans and residential mortgage loans within its market area. In the past, we concentrated our lending activities on conventional first mortgage loans secured by one-to-four family properties. However, since converting to a stock-owned company in 1998, the Company has focused more of its lending activities on construction loans, nonresidential real estate loans, commercial business loans and consumer loans. A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. The Company has a diversified loan portfolio with no material concentrations to any one borrower or industry.

      Our lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by our Board of Directors. Loan originations come from a number of sources including real estate agents, home builders, walk-in customers, referrals and existing customers. Loan officers also call on local businesses soliciting commercial products. We advertise our loan products in various print media including the local newspaper. In our marketing, we emphasize our community ties, personalized customer service, and an efficient underwriting and approval process. All real estate collateral is appraised or evaluated in accordance with regulatory requirements. On new loan originations, we require hazard, title and, to the extent applicable, flood insurance on all security property. The amounts and types of loans outstanding over the past five years are shown on the following table.

         Table 3
         Loan Portfolio

                                       December 31, 2003        December 31, 2002       December 31, 2001
                                       -----------------        -----------------       -----------------
                                      Amount      Percent      Amount      Percent      Amount      Percent
                                     --------     -------     --------     -------     --------     -------
                                                             (Dollars in Thousands)
Real estate loans:
  One- to four family residential    $114,121       37.47%    $148,844       48.26%    $196,572       57.33%
  Multifamily residential .......      11,517        3.78        8,962        2.90        8,696        2.54
  Construction ..................      15,636        5.13       15,321        4.97       16,525        4.82
  Nonresidential ................      90,871       29.83       61,984       20.10       49,235       14.36
                                     --------     -------     --------     -------     --------     -------
Total real estate loans .........     232,145       76.21      235,111       76.23      271,028       79.05
Commercial business loans .......      13,935        4.57       12,084        3.92        6,930        2.03
Consumer loans ..................      58,535       19.22       61,213       19.85       64,883       18.92
                                     --------     -------     --------     -------     --------     -------
Total gross loans ...............     304,615      100.00%     308,408      100.00%     342,841      100.00%
                                                  =======                  =======     ========     =======
Less:
  Loans in process ..............       6,586                    5,418                    5,306
  Deferred loan fees, net .......          34                       89                       78
  Allowance for loan losses .....       2,969                    2,995                    3,136
                                     --------                 --------                 --------
    Total loans, net ............    $295,026                 $299,906                 $334,321
                                     ========                 ========                 ========

                                                      [Additional columns below]

[Continued from above table, first columns repeated]

                                              December 31, 2000        September 30, 2000        September 30, 1999
                                              -----------------        ------------------        ------------------
                                             Amount      Percent       Amount      Percent       Amount      Percent
                                            --------     -------      --------     -------      --------     -------
                                                                     (Dollars in Thousands)
Real estate loans:
  One- to four family residential .....     $109,907       66.43%     $129,031       70.37%     $129,332       73.42%
  Multifamily residential .............        2,003        1.21         2,046        1.12         2,414        1.37
  Construction ........................        9,597        5.80         6,939        3.78         8,513        4.83
  Nonresidential ......................       12,925        7.81        12,633        6.89         7,266        4.13
                                            --------     -------      --------     -------      --------     -------
Total real estate loans ...............      134,432       81.25       150,649       82.16       147,525       83.75
Commercial business loans .............       12,834        7.76        15,552        8.48        17,019        9.67
Consumer loans ........................       18,183       10.99        17,168        9.36        11,599        6.58
                                            --------     -------      --------     -------      --------     -------
Total gross loans .....................      165,449      100.00%      183,369      100.00%      176,143      100.00%
                                                         =======                   =======                   =======
Less:
  Loans in process ....................        4,758                     4,544                     6,205
  Deferred loan fees, net .............          305                       325                       385
  Allowance for loan losses ...........        1,566                     1,537                     1,509
                                            --------                  --------                  --------
    Total loans, net ..................     $158,820                  $176,963                  $168,044
                                            ========                  ========                  ========

      All loans of $2.0 million or more, or in any amount to borrowers with existing exposure to us of $2.0 million or more, or in any amount that when added to the borrower's existing exposure to us causes such total exposure to be $2.0 million or more, must be approved by our Board of Directors. All single loans in excess of $1.5 million, regardless of the borrower's exposure to the Bank, must be approved by our Board of Directors. In addition, all unsecured loans of $400,000 or more, or in any amount when added to a borrower's existing unsecured exposure to us causes such unsecured exposure to be $400,000 or more, must be approved by our Board of Directors. Loans of less than $2.0 million, or customers with exposure (including the proposed loan) of less than $2.0 million, or unsecured loans of less than $400,000, or customers with unsecured exposure (including the proposed loan) of less than $400,000, as applicable, may be approved individually or jointly by our lending officers within loan approval limits delegated by our Board of Directors. In addition, the Board of Directors has delegated "incremental" loan approval limits to certain lending officers which allows them to approve a new loan to an existing customer in an amount equal to, or less than, their incremental loan limit that would otherwise require approval by the Board of Directors or the additional approval of another lending officer. Any loan approved by a lending officer using their incremental loan limit must be ratified by the Board of Directors or approved by another lending officer, as applicable, after the loan has been made.

      The following table represents the maturity distribution of the Company's loans by type, including fixed rate loans as of December 31, 2003. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

         Table 4
         Maturity Distribution of Loan Portfolio

                                                       One year     One to     Over Five
                                                        or Less   Five Years     Years       Total
                                                       --------   ----------   ---------   ---------
                                                                        (In thousands)
Real Estate:
  One-to-four family residential ...................   $  4,568   $   10,741   $  98,812   $ 114,121
  Multifamily residential ..........................        404        7,970       3,143      11,517
  Construction .....................................     14,367            0       1,269      15,636
  Nonresidential ...................................     13,024       55,833      22,014      90,871
Commercial business ................................      5,319        5,103       3,513      13,935
Consumer ...........................................      1,724        2,744      54,067      58,535
                                                       --------   ----------   ---------   ---------
Total loans ........................................   $ 39,406   $   82,391   $ 182,818   $ 304,615
                                                       ========   ==========   =========   =========

      The following table sets forth the dollar amount of all loans as of December 31, 2003, for which final payment is not due until after December 31, 2004. The table also shows the amount of each type of loan that has a fixed rate of interest and those that have an adjustable rate of interest.

         Table 5
         Interest Rate Distribution of Loan Portfolio

                                        Fixed Rates     Adjustable Rates         Total
                                        -----------     ----------------     ---------
                                                          (In thousands)
Real Estate Loans:
   One-to-four family residential .     $    45,357        $   64,196        $ 109,553
   Multifamily residential ........           2,001             9,112           11,113
   Construction ...................           1,087               182            1,269
   Nonresidential .................          17,958            59,889           77,847
                                        -----------        ----------        ---------
Total real estate loans ...........          66,403           133,379          199,782
Commercial business ...............           2,691             5,925            8,616
Consumer loans ....................           5,226            51,585           56,811
                                        -----------        ----------        ---------
   Total loans ....................     $    74,320        $  190,889        $ 265,209
                                        ===========        ==========        =========

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

      Nonperforming Assets and Delinquencies. When a borrower fails to make a required payment on a loan, we attempt to cure the deficiency by contacting the borrower and collecting the payment. Computer generated late notices are mailed 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and we will attempt to work out a payment schedule and actively encourage delinquent residential mortgage borrowers to seek home ownership counseling. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. Loans are placed on nonaccrual status generally if, in the opinion of management, principal or interest payments are not likely in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date the loan is placed on nonaccrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances can be reasonably expected. Our Board of Directors is informed monthly of the total amount of loans which are more than 30 days delinquent. Loans that are more than 90 days delinquent or in foreclosure are reviewed by the Board on an individual basis each month.

      The following table sets forth information with respect to our nonperforming assets at the dates indicated. As of such dates, we had no restructured loans within the meaning of SFAS No. 15.

         Table 6
         Schedule of Nonperforming Assets


                                                                          December 31,                       September 30,
                                                 ------------------------------------------------        --------------------
                                                  2003          2002          2001          2000          2000          1999
                                                 ------        ------        ------        ------        ------        ------
                                                                            (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
    One-to-four family residential .......       $  193        $  329        $  756        $  236        $  211        $   94
    Multifamily residential ..............            0             0            70            71             0             0
    Construction .........................            0            90             0             0             0             0
    Nonresidential real estate ...........           20             0             0             0             0             0
Commercial business ......................          203            21           150            75             0             0
Consumer .................................          113            76           196            97            46             0
                                                 ------        ------        ------        ------        ------        ------
Total nonaccrual loans ...................          529           516         1,172           479           257            94
Accruing loans which were contractually
    past due 90 days or more .............            0             0             0             0             0             0
                                                 ------        ------        ------        ------        ------        ------

Total nonperforming loans ................          529           516         1,172           479           257            94
Real estate owned ........................          145         1,307         1,470             0             0           259
                                                 ------        ------        ------        ------        ------        ------

Total nonperforming assets ...............       $  674        $1,823        $2,642        $  479        $  257        $  353
                                                 ======        ======        ======        ======        ======        ======

Nonperforming loans to total loans .......         0.18%         0.17%         0.35%         0.30%         0.15%         0.06%

Nonperforming assets to total assets .....         0.14%         0.37%         0.59%         0.19%         0.11%         0.15%

      Real Estate Acquired in Settlement of Loans. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Generally, foreclosed assets are held for sale and such assets are carried at the lower of cost or market value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. At December 31, 2003, we had $145,000 in real estate acquired in settlement of loans. This balance is comprised of one single-family residence located in the Bank's normal lending area. This property was acquired in 2003 and is listed for sale with a local real estate broker.

      Restructured Loans. Under generally accepted accounting principles in the United States of America ("GAAP"), we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrowers that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. We had no restructured loans as of December 31, 2003.

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

      As of December 31, 2003, we had $2.6 million in assets classified substandard, $203,000 classified doubtful, and no assets classified as loss. The aggregate amount designated special mention as of December 31, 2003, was $3.1 million. Pursuant to Statement of Financial Accounting Atandards ("SFAS") No. 114, management determined that impaired loans were not material as of December 31, 2003.

      As of December 31, 2002, we had $5.5 million classified as substandard, $47,000 classified as doubtful and no assets classified as loss. The aggregate amount designated special mention was $2.6 million. Pursuant to SFAS 114, management determined that impaired loans were not material as of December 31, 2002.

Allowance for Loan Losses

      Management has established a systematic methodology for evaluating the adequacy of the Company's allowance for loan losses. The methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired under SFAS 114. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral. We increase our allowance for loan losses by charging provisions for loan losses against our current period income. Management's periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility.

      At December 31, 2003, we had an allowance for loan losses of $3.0 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for risks inherent in the remaining loan portfolios. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination. The following table sets forth an analysis of our allowance for loan losses.

         Table 7
         Allowance of Loan Losses

                                                                    At and For the Twelve Months Ended
                                               ----------------------------------------------------------------------------
                                                                  December 31,                             September 30,
                                               ------------------------------------------------        --------------------
                                                2003          2002          2001          2000          2000          1999
                                               ------        ------        ------        ------        ------        ------
                                                                          (Dollars in Thousands)
Allowance at beginning of period .......       $2,995        $3,136        $1,566        $1,517        $1,509        $1,411

Charge-offs:
    One-to-four family residential .....            0            16             0             0             0             0
    Nonresidential mortgage loans ......            0           175             0             0             0             0
    Commercial business loans ..........            0           150             0             0             0             0
    Consumer loans .....................           94            42           104             4             3             8
                                               ------        ------        ------        ------        ------        ------
Total charge-offs ......................       $   94        $  383        $  104        $    4        $    3        $    8

Recoveries:
    One-to-four family residential .....            0             0             0             0             0             0
    Nonresidential mortgage loans ......            0             0             0             0             0             0
    Commercial business loans ..........            0             0             0             0             0             0
    Consumer loans .....................            8            17             1             1             1             1
                                               ------        ------        ------        ------        ------        ------
Total recoveries .......................       $    8        $   17        $    1        $    1        $    1        $    1
                                               ------        ------        ------        ------        ------        ------

Net charge-offs ........................       $   86        $  366        $  103        $    3        $    2        $    7

Provision for loan losses ..............           60           225           120            52            30           105
Allowance acquired in acquisition ......            0             0         1,553             0             0             0
                                               ------        ------        ------        ------        ------        ------

Allowance at end of period .............       $2,969        $2,995        $3,136        $1,566        $1,537        $1,509
                                               ======        ======        ======        ======        ======        ======

Allowance for loan losses to total loans         0.97%         0.97%         0.91%         0.95%         0.84%         0.86%

Net charge-offs to average loans .......         0.03%         0.12%         0.06%         0.00%         0.00%         0.00%

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

         Table 8
         Allocation of Allowance for Loan Losses

                                             December 31, 2003              December 31, 2002               December 31, 2001
                                             -----------------              -----------------               -----------------
                                                         % of                           % of                             % of
                                           Amount    Total Loans         Amount     Total Loans           Amount     Total Loans
                                           ------    -----------         ------     -----------           ------     -----------
                                                                        (dollars in thousands)
Real estate loans:
   One-to-four family residential          $  399        37.47%          $  475         48.26%            $  800         57.33%
   Multifamily residential ......             100         3.78              100          2.90                100          2.54
   Construction .................             150         5.13              150          4.97                150          4.82
   Nonresidential ...............             550        29.83              500         20.10                225         14.36
                                           ------      -------           ------       -------             ------       -------
Total real estate loans .........           1,199        76.21            1,225         76.23              1,275         79.05
Commercial business .............             600         4.57              600          3.92                744          2.03
Consumer loans ..................           1,170        19.22            1,170         19.85              1,117         18.92
                                           ------      -------           ------       -------             ------       -------
Total allowance for loan losses .          $2,969       100.00%          $2,995        100.00%            $3,136        100.00%
                                           ======      =======           ======       =======             ======       =======

                                                      [Additional columns below]

[Continued from above table, first columns repeated]

                                             December 31, 2000             September 30, 2000               September 30, 1999
                                            ------------------             ------------------               ------------------
                                                          % of                          % of                             % of
                                           Amount     Total Loans        Amount     Total Loans           Amount     Total Loans
                                           ------     -----------        ------     -----------           ------     -----------
                                                                         (dollars in thousands)
Real estate loans:
   One-to-four family residential          $  400         66.43%         $  400         70.36%            $  700         73.42%
   Multifamily residential ......              50          1.21              50          1.12                 75          1.37
   Construction .................              55          5.80              50          3.78                100          4.83
   Nonresidential ...............              70          7.81              50          6.90                225          4.13
                                           ------       -------          ------       -------             ------       -------
Total real estate loans .........             575         81.25             550         82.16              1,110         83.75
Commercial business .............             500          7.76             500          8.48                273          9.67
Consumer loans ..................             491         10.99             487          9.36                136          6.58
                                           ------       -------          ------       -------             ------       -------
Total allowance for loan losses .          $1,566        100.00%         $1,537        100.00%            $1,506        100.00%
                                           ======       =======          ======       =======             ======       =======

Deposits

      Our deposit products include a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts, individual retirement accounts, and term certificate accounts. We offer these products to both retail and commercial customers. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. We review our deposit mix and pricing weekly. We do not utilize brokered deposits, nor have we aggressively sought jumbo certificates of deposit. We believe that we are competitive in the type of accounts and interest rates we offer on our deposit products. We do not seek to pay the highest deposit rates, but a competitive rate. Management determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on alternative lending programs, and the deposit growth rate we are seeking to achieve. The following table sets forth information concerning our deposit accounts.

         Table 9
         Deposit Portfolio Composition

                                     December 31, 2003             December 31, 2002             December 31, 2001
                                ------------------------       ------------------------       ------------------------
                                                 Average                        Average                       Average
                                  Actual        Interest         Actual        Interest        Actual        Interest
Category .................       Balance          Rate          Balance          Rate         Balance          Rate
                                --------        --------       --------        --------       -------        --------
                                                                 (dollars in thousands)
Noninterest bearing demand       $ 12,906            0.0%       $ 11,203            0.0%       $  7,953           0.0%
Interest bearing demand ..         30,780            0.3          25,773            0.4          25,330           1.2
Money market deposit .....         48,189            1.3          35,811            1.5          29,489           2.7
Savings accounts .........         36,754            0.8          43,670            1.4          44,011           2.1
Certificates of deposit ..        213,817            2.6         224,405            2.9         246,909           5.4
                                 --------        --------       --------        --------       -------        --------
Total Deposits ...........       $342,446            1.9%       $340,862            2.3%       $353,69           24.2%
                                 ========        ========       ========        ========       =======        ========

         The following table indicates the amount of our time deposits (also referred to as certificates of deposits) with a principal balance greater than $100,000 by time remaining until maturity as of December 31, 2003.

         Table 10
         Maturities of Time Deposits over $100,000

          Maturity Period .....................................  Time Deposits
                                                                 --------------
                                                                 (In Thousands)

          Within three months .................................     $18,061
          Three to six months .................................      15,246
          Six through twelve months ...........................      11,119
          Over twelve months ..................................      12,214
                                                                    -------
             Total time deposits over $100,000 ................     $56,640
                                                                    =======

      The following table sets forth the amount of time deposits in the Bank categorized by rates as of December 31st at the dates indicated.

         Table 11
         Time Deposit Interest Rate Composition

                                                                                2003           2002          2001
                                                                              --------    --------------  --------
                                                                                          (In Thousands)
Interest Rate
Less than 2.00% ..........................................................    $ 85,060      $   38,066    $      0
2.01-4.00% ...............................................................     108,170         159,892      96,028
4.01-6.00% ...............................................................      20,470          24,145     129,737
6.01-8.00% ...............................................................         117           2,301      21,144
                                                                              --------      ----------    --------
                                                                              $213,817      $  224,405    $246,909
                                                                              ========      ==========    ========

      The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at December 31, 2003, for the years ending December 31.

         Table 12
         Time Deposit Maturity Schedule

                                                        After
Interest Rate          2004        2005       2006       2007       Total
--------------    ---------    --------    -------    -------    --------
                                            (In Thousands)

Less than 2.0%    $  79,566    $  5,493    $     0    $     0    $ 85,059
2.01-4.0% ....       91,335      11,179      3,888      1,768     108,170
4.01-6.0% ....        6,056       8,857        247      5,311      20,471
6.01-8.0% ....            0         117          0          0         117
                  ---------    --------    -------    -------    --------
Total ........    $ 176,957    $ 25,646    $ 4,135    $ 7,079    $213,817
                  =========    ========    =======    =======    ========

      Capital Adequacy and Resources

      OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio. At December 31, 2003, Citizens South Bank's capital exceeded all applicable requirements. Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank's capital: 1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2003, Citizens South Bank met the criteria for being considered "well-capitalized."

      Funding for future growth is dependent upon the earnings of the Company and its subsidiaries. At December 31, 2003, the Company had a capital to assets ratio of 17.68%. As such, the Company fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements. A primary reason for the Company's strong capital position was the successful stock offering that was completed in September 2002 that raised net proceeds of $45.5 million as discussed in the "Business" section of Item 1. of this report. The Company plans to continue to repurchase its common stock in the open market from time to time as market conditions warrant. During 2003, the Company repurchased 695,435 shares of common stock for $9.8 million.

      Liquidity

      The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such in brokered deposits and Federal Home Loan Bank ("FHLB") advances. The Company has $64.9 million in additional advances available from its line of credit from the FHLB and an additional $2.0 million line of credit with another financial institution. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company may also solicit brokered deposits for providing funds for asset growth; however, to date, the Company has not used such deposits to supplement its liquidity position.

      In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could effect the Company's liquidity position. At December 31, 2003, the Company had loan commitments (excluding undisbursed portions of construction loans of $6.6 million) of $27.7 million and unused lines of credit of $70.6 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities of other similar forms of off-balance sheet financing.

      Under existing contractual obligations, the Company will be required to make payments in future periods. The following table presents aggregated information about payments due under such contractual obligations at December 31, 2003. The Company expects that a portion of the deposits will not be renewed upon maturity. If there is a higher than normal level of time deposits that are not renewed at maturity, then the Company may experience a decrease in liquidity. This may result in the Company offering higher than market interest rates to maintain deposits, which would increase interest expense. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less.

         Table 13
         Contractual Maturities

                                Payments Due by Period at December 31, 2003
                     -----------------------------------------------------------------
                      One Year      One to         Three to     Over Five
                      Or Less     Three Years     Five Years      Years        Total
                     ---------    -----------    -----------    ---------    ---------
                                                (in thousands)
Borrowed Funds ..    $  21,981     $   14,000     $   10,000    $  13,000    $  58,981
Deposits ........      305,586         29,781          7,079            0      342,446
Lease Obligations           55             90             86            0          231
                     ---------     ----------     ----------    ---------    ---------
Total ...........    $ 327,622     $   43,871     $   17,165    $  13,000    $ 401,658
                     =========     ==========     ==========    =========    =========

      Market Risks

      Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest risks. The risk of loss can be reflected in diminished market values and/or reduced net interest income in future periods.

      The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The structure of the Company's loan and deposit portfolios is such that significant declines in interest rates could adversely impact net market values and net interest income. The Company does not maintain a trading account, nor is it subject to currency exchange risk or commodity price risk. The Company's Asset/Liability Committee ("ALCO") is responsible for monitoring and managing exposure to interest rate risk, as discussed below in "Interest Rate Sensitivity".

      Interest Rate Sensitivity

      The Company's ALCO monitors the Company's level of interest rate sensitivity and ensures that the level of sensitivity of the Company's net portfolio value is maintained within limits established by the Board of Directors. Through such management, the ALCO seeks to reduce the vulnerability of the Company's operations to changes in interest rates. During the past year, the ALCO utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of short-term commercial business loans and nonresidential mortgage loans; (2) emphasizing the origination of adjustable-rate home equity lines of credit; (3) emphasizing the origination and retention of one- to four- family residential adjustable-rate mortgage loans;
(4) originating all new fixed-rate mortgage loans as a broker for a third party; and (5) investing in shorter-term investment securities.

      The Office of Thrift Supervision requires the computation of amounts by which the net present value of the Bank's cash flow from assets, liabilities, and off balance sheet items (the Bank's net portfolio value or "NPV") and the net interest income ("NII") of the Bank would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on a bank's NPV and NII from instantaneous and permanent one hundred- to three hundred-basis point increases and decreases in market interest rates. The following table presents the Bank's projected change in NPV and NII at December 31, 2003, as calculated by an independent third party, based upon information provided by the Bank. The Bank's level of sensitivity, given a hypothetical, immediate, and sustained change in interest rates from + 300 basis points to - 300 basis points, is within the range of acceptable sensitivity established by the Board of Directors.

         Table 14
         Interest Rate Sensitivity

                                  Estimated Theoretical             Estimated Theoretical
Hypothetical, Immediate,           Net Interest Income               Net Portfolio Value
    and Sustained               ------------------------          ------------------------
Changes in Interest Rates         Amount       % Change             Amount       % Change
-------------------------       --------       --------           --------       --------
(dollars in thousands)
300 basis point rise            $ 13,284          10.1%           $ 67,966          -8.6%
200 basis point rise              12,952           7.4%             70,027          -5.8%
100 basis point rise              12,555           4.1%             72,027          -3.1%
No change                         12,062           0.0%             74,327           0.0%
100 basis point decline           11,146          -7.6%             74,003          -0.4%
200 basis point decline           10,109         -16.2%             72,363          -2.6%
300 basis point decline            8,252         -31.6%             72,107          -3.0%

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

         Table 15
         Quarterly Financial Data (unaudited)

                                             First        Second       Third         Fourth
                                            -------      -------      -------       -------
                                                  (in thousands, except per share data)
2003
Interest income ........................    $ 5,903      $ 5,645      $ 5,206       $ 5,215
Interest expense .......................      2,328        2,286        2,202         1,916
                                            -------      -------      -------       -------

Net interest income ....................      3,575        3,359        3,004         3,299
Provision for loan losses ..............         15           15           15            15
                                            -------      -------      -------       -------

Net int. income after provision for loan
  losses ...............................      3,560        3,344        2,989         3,284
Noninterest income .....................      1,085        1,358        1,159         2,068
Noninterest expense ....................      2,763        3,131        4,148         3,958
                                            -------      -------      -------       -------

Income before income taxes .............      1,882        1,571            0         1,394
Income taxes ...........................        675          447          (94)          428
                                            -------      -------      -------       -------

Net income .............................    $ 1,207      $ 1,124      $    94       $   966
                                            =======      =======      =======       =======

Per share data:
     Net income:
         Basic .........................    $  0.14      $  0.13      $  0.01       $  0.11
         Diluted .......................       0.14         0.13         0.01          0.11
     Cash dividends declared ...........       0.06         0.06         0.06          0.06
     Common stock price:
         High ..........................      11.89        13.71        15.24         15.15
         Low ...........................      10.04        11.99        12.90         13.70

2002
Interest income ........................    $ 6,300      $ 6,192      $ 6,154       $ 6,119
Interest expense .......................      2,677        2,539        2,533         2,495
                                            -------      -------      -------       -------

Net interest income ....................      3,623        3,653        3,621         3,624
Provision for loan losses ..............         65           70           70            20
                                            -------      -------      -------       -------

Net int. income after provision for loan
  losses ...............................      3,558        3,583        3,551         3,604
Noninterest income .....................      1,018          904        1,066         1,332
Noninterest expense ....................      3,034        2,710        2,766         3,070
                                            -------      -------      -------       -------

Income before income taxes .............      1,542        1,777        1,851         1,866
Income taxes ...........................        550          646          651           681
                                            -------      -------      -------       -------

Net income .............................    $   992      $ 1,131      $ 1,200       $ 1,185
                                            =======      =======      =======       =======

Per share data:
     Net income:
         Basic .........................    $  0.11      $  0.13      $  0.14       $  0.14
         Diluted .......................       0.11         0.13         0.14          0.13
     Cash dividends declared ...........       0.04         0.04         0.04          0.05
     Common stock price:
         High ..........................       7.73        10.70        10.42         10.24
         Low ...........................       6.65         7.52         8.64          9.30

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

      Information responsive to this item in contained in Item 7. above under the captions "Management of Market Risk" and "Liquidity and Capital Resources".

ITEM 8. Financial Statements and Supplementary Data

[LOGO]
CHERRY
BEKAERT &
HOLLAND
CERTIFIED PUBLIC
ACCOUNTANTS &
CONSULTANTS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Citizens South Banking Corporation

We have audited the accompanying consolidated statements of condition of Citizens South Banking Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens South Banking Corporation as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Gastonia, North Carolina
February 13, 2004

                          CITIZENS SOUTH BANKING CORPORATION

                         Consolidated Statements of Condition

                                                                                                             December 31,
                                                                                                       2003                2002
                                                                                                  -------------       -------------
Assets
Cash and due from banks                                                                           $   5,374,150       $   7,606,918
Interest-earning bank balances                                                                        2,840,035          39,391,870
                                                                                                  -------------       -------------
     Cash and cash equivalents                                                                        8,214,185          46,998,788
Investment securities available-for-sale                                                             56,233,140          39,593,947
Mortgage-backed and related securities available-for-sale                                            89,168,143          70,408,888
Loans, net                                                                                          295,026,346         299,905,719
Premises and equipment, net                                                                          14,938,818           8,806,912
Accrued interest receivable                                                                           1,942,899           1,912,610
Federal Home Loan Bank stock                                                                          2,915,000           2,639,500
Intangible assets                                                                                     7,984,320           8,658,504
Bank owned life insurance                                                                            12,317,201           6,833,628
Other assets                                                                                          7,010,742           7,114,256
                                                                                                  -------------       -------------
        Total assets                                                                              $ 495,750,794       $ 492,872,752
                                                                                                  =============       =============

Liabilities and Equity
Deposits                                                                                          $ 342,445,676       $ 340,861,932
Advances from Federal Home Loan Bank                                                                 58,300,000          46,500,000
Repurchase agreements                                                                                   681,394           1,075,182
Deferred compensation                                                                                 6,164,432           6,097,029
Other liabilities                                                                                       490,384           1,955,929
                                                                                                  -------------       -------------
     Total liabilities                                                                              408,081,886         396,490,072
Commitments and contingencies
Stockholders' Equity
     Preferred stock, 10,000,000 shares authorized, none issued                                              --                  --
     Common stock, $0.01 par value, 20,000,000 shares authorized
        in 2003 and 2002, issued and outstanding 9,062,727 in 2003 and 2002                              90,628              90,628
     Additional paid-in-capital                                                                      68,280,596          68,175,723
     Unallocated common stock held by Employee Stock Ownership Plan                                  (1,978,722)         (2,161,566)
     Unearned compensation related to Recognition and Retention Plan                                 (1,979,449)                 --
     Retained earnings, substantially restricted                                                     28,823,864          28,739,476
     Accumulated unrealized gain (loss) on securities available-for-sale, net of tax                    (39,963)          1,538,419
     Treasury stock of 392,414 shares at cost                                                        (5,528,046)                 --
                                                                                                  -------------       -------------
        Total stockholders' equity                                                                   87,668,908          96,382,680
                                                                                                  -------------       -------------

        Total liabilities and stockholders' equity                                                $ 495,750,794       $ 492,872,752
                                                                                                  =============       =============

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

                      Consolidated Statements of Operations

                                                               Year Ended       Year Ended       Year Ended
                                                              December 31,     December 31,     December 31,
                                                                  2003             2002             2001
                                                              ------------     ------------     ------------
Interest income
    Loans                                                     $ 16,797,651     $ 21,232,156     $ 12,251,432
    Investment securities                                        1,745,240        2,082,359        2,696,812
    Mortgage-backed and related securities                       3,426,438        1,401,924        1,434,278
                                                              ------------     ------------     ------------
       Total interest income                                    21,969,329       24,716,439       16,382,522

Interest expense
    Deposits                                                     6,501,361        7,961,809        7,372,689
    Borrowed funds                                               2,230,995        2,233,383        2,397,790
                                                              ------------     ------------     ------------
       Total interest expense                                    8,732,356       10,195,192        9,770,479
                                                              ------------     ------------     ------------

       Net interest income                                      13,236,973       14,521,247        6,612,043

Provision for loan losses                                           60,000          225,000          120,000
                                                              ------------     ------------     ------------

Net interest income after provision for loan losses             13,176,973       14,296,247        6,492,043

Noninterest income
    Fee income on deposit accounts                               2,448,921        2,287,598        1,812,370
    Fee income on mortgage banking activities                      831,806          769,337          459,348
    Gain on sale of securities                                   1,020,673          243,233               --
    Gain on sale of other assets                                     1,213               --               --
    Commissions on sales of financial products                     161,296          161,951          213,261
    Dividends on FHLB stock                                        102,057          177,119          146,908
    Fair market adjustment on deferred compensation assets         312,230            2,356               --
    Increase in value of bank owned life insurance                 490,082          325,215          232,624
    Other income                                                   192,833          153,704          141,487
                                                              ------------     ------------     ------------
       Total noninterest income                                  5,561,111        4,120,513        3,005,998

Noninterest expense
    Compensation and benefits                                    7,281,487        5,555,507        3,849,821
    Occupancy                                                    1,345,107        1,430,026          733,389
    Office supplies expense                                        303,640          377,080          199,301
    NOW account expense                                            261,490          251,300          367,008
    Advertising                                                    280,597          384,620          182,093
    Professional services                                          581,321          326,596          222,374
    Telephone                                                      310,356          208,959           93,662
    Data processing                                                115,192          197,764          331,197
    Deposit insurance                                               59,666           61,475           32,972
    Loss on sale of assets                                              --          137,647            9,537
    Prepayment penalty on FHLB advances                          1,289,000           65,059               --
    Amortization of core deposit intangible                        404,000          963,000               --
    Other expense                                                1,659,255        1,421,741        1,070,832
                                                              ------------     ------------     ------------
       Total noninterest expense                                13,891,111       11,380,774        7,092,186
                                                              ------------     ------------     ------------

Income before income taxes                                       4,846,973        7,035,986        2,405,855
Provision for income taxes                                       1,456,407        2,528,052          701,730
                                                              ------------     ------------     ------------

Net income                                                    $  3,390,566     $  4,507,934        1,704,125
                                                              ============     ============     ============

Earnings per share
    Basic earnings per share                                  $       0.39     $       0.51     $       0.20
    Diluted earnings per share                                $       0.39     $       0.51     $       0.20

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

                 Consolidated Statements of Comprehensive Income

                                                               Year Ended           Year Ended          Year Ended
                                                              December 31,         December 31,        December 31,
                                                                  2003                 2002                2001
                                                             --------------       --------------      -------------
Net income                                                     $ 3,390,566         $ 4,507,934         $1,704,125

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities
        Unrealized holding gains (losses) arising
           during period, net of tax effect of
           $520,397, $(324,917), and
           $(292,053), respectively                               (925,151)            577,630            519,206
        Reclassification adjustment for losses (gains)
           included in net income, net of tax effect of
           $367,442, $87,564, and
           $3,281, respectively                                   (653,231)           (155,669)             5,834
                                                               -----------         -----------         ----------
        Other comprehensive income                              (1,578,382)            421,961            525,040
                                                               -----------         -----------         ----------

Comprehensive income                                           $ 1,812,184         $ 4,929,895         $2,229,165
                                                               ===========         ===========         ==========

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

           Consolidated Statements of Changes in Stockholders' Equity

                                                                                                                  Unearned
                                                                                 Additional     Unallocated      Compensaton
                                                     Preferred     Common         Paid-In      Common Stock      Related to
                                                       Stock        Stock         Capital      Held by ESOP          RRP
                                                     ---------   -----------    ------------   -------------    -------------
Balance, December 31, 2000                           $      --   $ 4,581,034    $ 16,673,486   $  (1,352,543)   $          --

Comprehensive results:
  Net income                                                --            --              --              --               --
  Other comprehensive results, net of tax                   --            --              --              --               --
Allocation from shares purchased with loan to ESOP          --            --         169,942         112,712               --
Cash dividends declared on common stock                     --            --              --              --               --
Repurchase of common stock                                  --            --              --              --               --
                                                     ---------   -----------    ------------   -------------    -------------

Balance, December 31, 2001                                  --     4,581,034      16,843,428      (1,239,831)              --

Comprehensive results:
  Net income                                                --            --              --              --               --
  Other comprehensive results, net of tax                   --            --              --              --               --
Loan to ESOP for purchase of common stock                   --            --              --      (1,051,980)              --
Allocation from shares purchased with loan to ESOP          --            --         143,733         130,245               --
Exercise of options                                         --        24,052         264,572              --               --
Issuance of common stock                                    --    (4,514,458)     50,923,990              --               --
Cash dividends declared on common stock                     --            --              --              --               --
                                                     ---------   -----------    ------------   -------------    -------------

Balance, December 31, 2002                                  --        90,628      68,175,723      (2,161,566)              --

Comprehensive results:
  Net income                                                --            --              --              --               --
  Other comprehensive results, net of tax                   --            --              --              --               --
Allocation from shares purchased with loan to ESOP          --            --         104,873         182,844               --
Repurchase of common stock                                  --            --              --              --               --
Issuance of Recognition and Retention Plan stock            --            --              --              --       (2,954,297)
Vesting of Recognition and Retention Plan                   --            --              --              --          974,848
Exercise of options                                         --            --              --              --               --
Cash dividends declared on common stock                     --            --              --              --               --
                                                     ---------   -----------    ------------   -------------    -------------

Balance, December 31, 2003                           $      --   $    90,628    $ 68,280,596   $  (1,978,722)   $  (1,979,449)
                                                     =========   ===========    ============   =============    =============


                                                       Retained        Accumulated
                                                       Earnings         Unrealized                           Total
                                                     Substantially    Gains(Losses),      Treasury       Stockholders'
                                                      Restricted        net of tax          Stock           Equity
                                                     -------------    --------------    -------------    -------------
Balance, December 31, 2000                           $  23,930,533    $      591,418    $  (4,660,517)   $  39,763,411

Comprehensive results:
  Net income                                             1,704,125                --               --        1,704,125
  Other comprehensive results, net of tax                       --           525,040               --          525,040
Allocation from shares purchased with loan to ESOP              --                --               --          282,654
Cash dividends declared on common stock                   (529,397)               --               --         (529,397)
Repurchase of common stock                                      --                --         (115,486)        (115,486)
                                                     -------------    --------------    -------------    -------------

Balance, December 31, 2001                              25,105,261         1,116,458       (4,776,003)      41,630,347

Comprehensive results:
  Net income                                             4,507,934                --               --        4,507,934
  Other comprehensive results, net of tax                       --           421,961               --          421,961
Loan to ESOP for purchase of common stock                       --                --               --       (1,051,980)
Allocation from shares purchased with loan to ESOP              --                --               --          273,978
Exercise of options                                             --                --               --          288,624
Issuance of common stock                                        --                --        4,776,003       51,185,535
Cash dividends declared on common stock                   (873,719)               --               --         (873,719)
                                                     -------------    --------------    -------------    -------------

Balance, December 31, 2002                              28,739,476         1,538,419               --       96,382,680

Comprehensive results:
  Net income                                             3,390,566                --               --        3,390,566
  Other comprehensive results, net of tax                       --        (1,578,382)              --       (1,578,382)
Allocation from shares purchased with loan to ESOP              --                --               --          287,717
Repurchase of common stock                                      --                --       (9,801,707)      (9,801,707)
Issuance of Recognition and Retention Plan stock                --                --        2,954,297               --
Vesting of Recognition and Retention Plan                       --                --               --          974,848
Exercise of options                                     (1,169,571)               --        1,319,364          149,793
Cash dividends declared on common stock                 (2,136,607)               --               --       (2,136,607)
                                                     -------------    --------------    -------------    -------------

Balance, December 31, 2003                           $  28,823,864    $      (39,963)   $  (5,528,046)   $  87,668,908
                                                     =============    ==============    =============    =============

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

                      Consolidated Statements of Cash Flows

                                                                                    Year Ended        Year Ended        Year Ended
                                                                                   December 31,      December 31,      December 31,
                                                                                       2003              2002              2001
                                                                                  -------------     -------------     -------------
Operating Activities
  Net Income                                                                      $   3,390,566     $   4,507,934     $   1,704,125
  Adjustments to reconcile net income to net cash
  provided by operating activities
   Provision for loan losses                                                             60,000           225,000           120,000
   Depreciation                                                                         697,578           744,650           359,971
   Deferred income tax (benefit)                                                       (238,800)          198,052           (46,000)
   (Gain) loss on sale of investments available-for-sale                             (1,020,673)         (243,233)            9,115
   (Gain) loss on sale of other assets                                                   (1,213)          (31,756)              422
   Deferred loan origination fees                                                       176,411            12,191          (228,188)
   Amortization of intangible assets                                                    404,000           963,000                --
   Allocation of shares to the ESOP                                                     287,717           273,978           282,654
   Vesting of shares issued for the RRP Plan                                            974,848                --                --
   (Increase) decrease in interest receivable                                           (30,289)         (185,996)          394,864
   Purchase of bank-owned life insurance                                             (6,000,000)               --        (2,600,000)
   Net (increase) decrease in other operating assets                                    (89,342)           72,988         1,558,787
                                                                                  -------------     -------------     -------------
    Net cash (used in) provided by operating activities                              (1,389,197)        6,536,808         1,555,750

Investing Activities
Net decrease(increase) in loans made to customers                                     4,642,964        33,094,308        (4,865,741)
Proceeds from the sale of loans                                                              --         1,418,648                --
Proceeds from the sale of premises
  and equipment                                                                          25,000            26,281           196,131
Proceeds from the sale of investment securities                                       8,051,817         4,000,000                --
Proceeds from the sale of mortgage-backed
  and related securities                                                             12,153,771         5,043,176         1,256,834
Proceeds from sale of REO                                                             1,014,791           300,357                --
Maturities and prepayments of investment
  securities                                                                         16,109,679         6,856,814        12,821,204
Maturities and prepayments of mortgage-backed
  and related securities                                                             33,630,059        11,257,899         7,899,220
Purchases of investment securities                                                  (41,263,571)      (24,200,000)       (5,420,000)
Purchases of mortgage-backed and related
  securities                                                                        (65,652,143)      (60,754,560)       (9,041,182)
Purchases of FHLB stock                                                                (275,500)               --                --
Proceeds from sale of FHLB stock                                                             --         1,253,200                --
Acquisition of Innes Street Financial, net of cash acquired                                  --                --       (19,174,273)
Purchases of premises and equipment                                                  (6,852,372)         (934,824)       (1,244,290)
                                                                                  -------------     -------------     -------------
       Net cash used in investing activities                                        (38,415,505)      (22,638,701)      (17,572,097)

Financing Activities
Net increase (decrease) in deposits                                                   1,583,744        (8,143,224)       10,411,725
Issuance of common stock                                                                     --        45,446,376                --
Dividends to stockholders                                                            (2,136,607)         (873,719)         (529,397)
Exercise of options                                                                     149,793           288,624                --
Repurchase of common stock                                                           (9,801,707)               --          (115,486)
Advances from FHLB                                                                   17,800,000         7,500,000         5,000,000
Repayments of advances from FHLB                                                     (6,000,000)       (1,500,000)       (5,679,941)
Increase (decrease) in repurchase agreements                                           (393,788)         (481,510)        1,320,063
Decrease in advances from
  borrowers for insurance and taxes                                                    (181,336)          (75,180)         (160,165)
                                                                                  -------------     -------------     -------------
       Net cash provided by financing activities                                      1,020,099        42,161,367        10,246,799

Net increase (decrease) in cash and cash equivalents                                (38,784,603)       26,059,474        (5,769,548)
Cash and cash equivalents at the beginning of the year                               46,998,788        20,939,314        26,708,862
                                                                                  -------------     -------------     -------------
Cash and cash equivalents at the end of the year                                  $   8,214,185     $  46,998,788     $  20,939,314
                                                                                  =============     =============     =============

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Citizens South Banking Corporation (the "Company"), formerly Gaston Federal Bancorp, Inc., is a stock holding company whose activities are primarily limited to holding the stock of Citizens South Bank, formerly Gaston Federal Bank (the "Bank"). The Bank is a community-oriented federal stock savings bank engaged primarily in the business of offering deposits to customers through its branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential, commercial and consumer loans and in mortgage-backed and investment securities. The Bank's wholly-owned subsidiary, Citizens South Financial Services, Inc. (doing business as Citizens South Investment Services) acts as an independent agent selling various uninsured financial products.

The Board of Directors of the Citizens South Holdings, MHC (the "MHC") a federal mutual holding company which owned a majority of the Company's outstanding shares of common stock, the Company and the Bank approved the Plan of Conversion and Reorganization (the "Plan") on May 23, 2002. Pursuant to the Plan, the MHC converted from the mutual holding company form of organization to the fully public form and merged into the Bank. Pursuant to the plan, the Company, which owns 100% of the Bank, was succeeded by a new Delaware corporation with the same name, Citizens South Banking Corporation. As part of the conversion, shares of common stock of Citizens South Banking Corporation representing the ownership interest of the MHC were offered for sale in the offering. The existing publicly held shares of the Company, which represented the remaining ownership interest in the Company, were exchanged for new shares of common stock of Citizens South Banking Corporation, the new Delaware corporation. The exchange ratio of 2.1408 shares of $0.01 par value common stock for each share of $1.00 par value common stock ensured that immediately after the reorganization and the share exchange, the public stockholders of the Company owned the same aggregate percentage of Citizens South Banking Corporation common stock that they owned immediately prior to the reorganization. At the time of the Conversion, the Bank established a memo liquidation account in an amount equal to its equity for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion.

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

                       CITIZENS SOUTH BANKING CORPORATION

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

                       CITIZENS SOUTH BANKING CORPORATION

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Loans and Allowance for Loan Losses (continued) - The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis. For commercial loans, a loan is considered to be impaired when based on current information, it is probable that the Company will not collect all amounts due in accordance with contractual terms. Management monitors several internally generated reports, including past due reports, payment histories, criticized asset reports, which include loans with historical payment problems or borrowers in troubled industries as well as other sources of information such as borrower financial statements, the value collateral, etc. to identify impaired loans. Discounted cash flow analyses or the estimated fair value of collateral are used in determining the fair value of impaired loans. When the ultimate collectibility of the principal balance of an impaired loan is in doubt, cash receipts are applied to principal.

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

Mortgage Servicing Rights - Statement of Financial Accounting Standards ("SFAS") No. 140 requires the recognition of mortgage servicing rights ("mortgage servicing rights" or "MSRs") as assets by allocating total costs incurred between the originated loan sold and the servicing rights retained based on their relative fair values. MSRs are amortized in proportion to the servicing income over the estimated life of the related mortgage loan using the interest method.

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

                       CITIZENS SOUTH BANKING CORPORATION

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Goodwill and Other Intangible Assets - SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. In connection with adoption of SFAS No. 142, the Company is required to perform an initial assessment of whether there is an indication that goodwill is impaired. During the second quarter of 2002, the Company completed its initial analysis of potential impairment under the provisions of SFAS No. 142, and determined based on that analysis that goodwill was not impaired. The Company also completed its annual impairment tests at December 31, 2003 and 2002 and determined based on that analysis that goodwill was not impaired. Goodwill will be tested for impairment annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company had no goodwill related to acquisitions initiated prior to July 1, 2001, or other intangible assets recorded prior to the adoption of the provisions of SFAS No. 142 whose carrying amounts or amortization were changed by the adoptions of the provisions of SFAS No. 142.

                       CITIZENS SOUTH BANKING CORPORATION

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. The adoption of the provisions of this statement did not have a significant effect on the consolidated financial statements of the Company.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002 and did not have a material impact on the consolidated financial statements of the Company.

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

The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for the plans and accordingly, no compensation expense has been recognized in connection with the granting of the stock options. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. The Company recognizes compensation expense for fixed awards with pro rata vesting on a straight-line basis.

Had the compensation cost for the Company's stock option plan been determined in accordance with the fair-value accounting provisions of SFAS No. 123, net income, basic earnings per share, and diluted earnings per share would have been as follows (note that all earnings per share numbers in 2001 have been adjusted to the reflect the exchange ratio of 2.1408-to-1):

                                   Year Ended      Year Ended      Year Ended
                                   December 31     December 31     December 31
                                      2003            2002            2001
                                  -------------   -------------   -------------
Net income:
    As reported                   $   3,390,566   $   4,507,934   $   1,704,125
    Pro forma                     $   3,278,341   $   4,398,801   $   1,600,118
Basic earnings per share:
    As reported                   $        0.39   $        0.51   $        0.20
    Pro forma                     $        0.38   $        0.50   $        0.18
Diluted earnings per share:
    As reported                   $        0.39   $        0.51   $        0.20
    Pro forma                     $        0.37   $        0.50   $        0.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the year ended December 31, 2003: dividend yield of 1.848%, expected volatility of 30%, a risk-free interest rate of 3.500%, and expected lives of 5 years. The following weighted average assumptions were used for the year ended December 31, 2002: dividend yield of 3.27%, expected volatility of 34%, a risk-free interest rate of 5.00%, and expected lives of 7 years. The following weighted average assumptions were used for the years ended December 31, 2001; dividend yield of 2.08%, expected volatility of 22%, a risk-free interest rate of 6.00%, and expected lives of 7 years for the options.

                       CITIZENS SOUTH BANKING CORPORATION

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends SFAS No. 133 for certain decisions made by the Financial Accounting Standards Board as part of the Derivatives Implementation Group process and to clarify the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain specific issues already addressed by the Derivatives Implementation Group and declared effective that are included in the statement. The adoption of the provisions of this statement did not have a material impact on the consolidated financial statements of the Company.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of this statement did not have a material impact on the consolidated financial statements of the Company.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 was issued in November 2002 and elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of this FASB Interpretation did not have a material impact on the consolidated financial statements of the Company.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 as amended by FASB Interpretation No. 46R, was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. The Company does not have interests in variable interest entities as defined by this Interpretation and therefore, the adoption of the provisions of this FASB Interpretation did not have a material impact on the consolidated financial statements of the Company.

Note 2 - Business Combination

On December 31, 2001, the Company acquired 100% of the outstanding shares of common stock of Innes Street Financial Corporation and its wholly-owned subsidiary, Citizens Bank. Accordingly, the results of operations of Innes Street Financial Corporation have been included in the consolidated financial statements of the Company since the acquisition effective at the close of business, December 31, 2001.

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

                       CITIZENS SOUTH BANKING CORPORATION

Note 2 - Business Combination (continued)

At the time of the acquisition, the Company recorded an intangible asset of $2,872,000 due to the assets acquired from Innes Street. Of the $2,872,000 of intangible assets, $2,447,000 was assigned to core deposit premium, which is being amortized over a 7-year life on an accelerated basis. The remaining intangibles relate to mortgage servicing rights. Goodwill of $6,581,000 represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, none of which is deductible for income tax purposes.

Note 3 - Investment Securities

The aggregate book and fair values, as well as gross unrealized gains and losses, of investment securities as of December 31 were as follows:

                                                             December 31, 2003
                                           ----------------------------------------------------
                                               Book       Unrealized   Unrealized       Fair
                                               Value         Gains        Losses        Value
                                           ----------------------------------------------------
Investment securities Available for Sale
----------------------------------------

U.S. Treasury and other agencies           $ 35,476,026      387,200      (17,909)   35,845,317

Municipals                                   11,048,565      324,965       (9,493)   11,364,037

FHLMC stock                                       2,200      126,104           --       128,304

Corporate bonds                               2,000,000           --           --     2,000,000

Trust preferred securities                    2,000,000           --           --     2,000,000

FNMA preferred stock                          2,000,000           --     (361,770)    1,638,230

FHLMC preferred stock                         2,051,806           --     (139,791)    1,912,015

Other equity securities                       1,252,617       92,620           --     1,345,237
                                           ------------   ----------   ----------    ----------

Total available-for-sale                   $ 55,831,214      930,889     (528,963)   56,233,140
                                           ============   ==========   ==========    ==========

                                                             December 31, 2003
                                            ---------------------------------------------------
                                               Book       Unrealized   Unrealized       Fair
                                               Value        Gains        Losses        Value
                                            ---------------------------------------------------
Mortgage-backed and related securities Available-for-Sale
---------------------------------------------------------
FNMA                                        $56,528,234      125,231     (429,795)   56,223,670

GNMA                                          4,746,663        4,877      (21,919)    4,729,621

CMO                                           2,972,800           --      (17,270)    2,995,530

SBA's                                         1,551,636           --       (6,276)    1,545,361

FHLMC                                        23,836,379      105,262     (227,679)   23,713,961
                                            -----------   ----------   ----------    ----------
   Total mortgage-backed and
   Related securities                       $89,635,712      235,370     (702,939)   89,168,143
                                            ===========   ==========   ==========    ==========

                       CITIZENS SOUTH BANKING CORPORATION

Note 3 - Investment Securities (continued)

                                                             December 31, 2002
                                           --------------------------------------------------------
                                               Book       Unrealized    Unrealized         Fair
                                              Value          Gains        Losses          Value
                                           --------------------------------------------------------
Investment securities Available for Sale
----------------------------------------
U.S. Treasury and other agencies           $ 25,052,753   $   567,878   $        --    $ 25,620,631

Municipals                                    7,413,046       283,925        (8,013)      7,688,958

FHLMC stock                                      19,200     1,114,560            --       1,133,760

Trust preferred securities                    2,000,000            --            --       2,000,000

Other equity securities                       3,244,208        13,637      (107,247)      3,150,598
                                           ------------   -----------   -----------    ------------

Total available-for-sale                   $ 37,729,207   $ 1,980,000   $  (115,260)   $ 39,593,947
                                           ============   ===========   ===========    ============

                                                             December 31, 2002
                                           --------------------------------------------------------
                                               Book        Unrealized    Unrealized         Fair
                                              Value           Gains        Losses          Value
                                           --------------------------------------------------------
Mortgage-backed and related securities Available-for-Sale
---------------------------------------------------------
FNMA                                       $ 33,951,075   $   289,856   $   (13,752)   $ 34,227,179

GNMA                                          9,408,318       126,846        (1,506)      9,533,658

SBA's                                         1,719,851            --       (18,704)      1,701,147

FHLMC                                        24,667,415       281,796        (2,307)     24,946,904
                                           ------------   -----------   -----------    ------------
   Total mortgage-backed and
   Related securities                      $ 69,746,659   $   698,498   $   (36,269)   $ 70,408,888
                                           ============   ===========   ===========    ============

                       CITIZENS SOUTH BANKING CORPORATION

Note 3 - Investment Securities (continued)

The book value and estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              December 31, 2003
                                         -------------------------

                                             Book          Fair
                                            Value         Value
                                         -------------------------
Available-for-Sale
------------------

Due in one year or less                  $  4,205,732    4,247,243

Due after one year through five years      30,964,091   31,206,947

Due after five years through ten years      5,945,175    6,237,103

Due after ten years                         9,409,593    9,518,061

Equities                                    5,306,623    5,023,786
                                         ------------   ----------

                                         $ 55,831,214   56,233,140
                                         ============   ==========

Mortgage-backed and related securities   $ 89,635,712   89,168,143
                                         ============   ==========

Gross realized gains on the sale of securities available for sale were $1,105,627, $256,661 and $0 for the years ended December 31, 2003, December 31, 2002, and December 31, 2001, respectively. Gross realized losses on the sale of securities available for sale were $84,954, $13,428 and $9,115 for the years ended December 31, 2003, December 31, 2002, and December 31, 2001, respectively. After-tax net gains (losses) on the sale of securities were $653,231, $155,669 and $(5,834) for the years ended December 31, 2003, December 31, 2002, and December 31, 2001, respectively.

Investment securities having a carrying amount of approximately $11,205,000 have been pledged as collateral to secure public deposits at December 31, 2003. Investment securities having a carrying amount of $2,000,000 have been pledged as collateral for repurchase agreements at December 31, 2003.

                       CITIZENS SOUTH BANKING CORPORATION

Note 3 - Investment Securities (continued)

The unrealized losses and fair value of the investments by investment type segregated between those that have been in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows:

                                                             December 31, 2003
                            ---------------------------------------------------------------------------------------
                                Less than 12 months          12 months or more                   Total
                            --------------------------    -------------------------    ----------------------------
                                Fair       Unrealized        Fair       Unrealized         Fair        Unrealized
Description of Securities      Value          Loss           Value         Loss           Value           Loss
-------------------------   ------------   -----------    -----------   -----------    ------------   -------------
US Treasury obligations
 and direct obligations
 of US government
 agencies                   $  7,981,023   $   (17,909)   $        --   $        --    $  7,981,023   $     (17,909)

Municipals                     1,778,144        (9,493)            --            --       1,778,144          (9,493)

Federal agency mortgage
 backed securities            62,299,543      (696,663)     1,541,026        (6,276)     63,840,569        (702,939)

Corporate bonds                       --            --             --            --              --              --
 Subtotal, debt securities    72,058,710      (724,065)     1,541,026        (6,276)     73,599,736        (730,341)

Preferred stock                1,912,015      (139,791)     1,638,230      (361,770)      3,550,245        (501,561)
                            ------------   -----------    -----------   -----------    ------------   -------------
 Total temporarily
   impaired securities      $ 73,970,725   $  (863,856)   $ 3,179,256   $  (368,046)   $ 77,149,981   $  (1,231,902)
                            ============   ===========    ===========   ===========    ============   =============

The Company holds a variable-rate FNMA preferred stock issue, which is in an unrealized loss position of $361,770 at December 31, 2003, and has been in a continuous unrealized loss position for greater than twelve months. The Company does not consider the FNMA preferred stock to be other-than-temporarily impaired due to the nature of the stock. This stock is issued by a government sponsored enterprise with high credit ratings. In addition, a significant portion of the value of the stock is derived from the variable dividend rate and the income tax exclusion of seventy percent of the preferred stock dividends received. The Company expects that as interest rates rise, the price of the preferred stock will also increase as the dividend rate and the corresponding tax advantage increase.

                       CITIZENS SOUTH BANKING CORPORATION

Note 4 - Loans and Allowance for Loan Losses

The following is a summary of loans outstanding by category at December 31:

                                                      2003             2002
                                                  ------------     ------------

Real estate:

   One-to-four family residential                 $114,121,093     $148,843,298

   Multi-family residential                         11,516,945        8,961,744

   Commercial mortgage                              70,479,361       52,053,943

   Construction                                     15,635,508       15,321,560

   Land                                             20,391,707        9,930,316

Commercial                                          13,935,517       12,084,201

Consumer                                            58,534,853       61,213,368
                                                  ------------     ------------
Gross loans                                        304,614,984      308,408,430

Less:

  Loans in process                                   6,585,877        5,418,729

  Deferred loan fees, net                               34,251           89,406

  Allowance for loan losses                          2,968,510        2,994,576
                                                  ------------     ------------
Net loans                                         $295,026,346     $299,905,719
                                                  ============     ============

The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis. Commercial loans individually evaluated and considered impaired under SFAS No. 114 at December 31, 2003 and 2002 were immaterial.

Changes in the allowance for loan losses for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 were as follows:

                                               Year Ended       Year Ended       Year Ended
                                                December         December         December
                                                  2003             2002             2001
                                               -----------      -----------      -----------
Balance at beginning of year                   $ 2,994,576      $ 3,136,058      $ 1,566,298

Reserve acquired in acquisition                         --               --        1,553,099
Provision for loan losses                           60,000          225,000          120,000
Loans charged off                                  (94,008)        (383,515)        (104,282)
Recoveries on loans previously charged off           7,942           17,033              943
                                               -----------      -----------      -----------
Balance at end of year                         $ 2,968,510      $ 2,994,576      $ 3,136,058
                                               ===========      ===========      ===========

                       CITIZENS SOUTH BANKING CORPORATION

Note 4 - Loans and Allowance for Loan Losses (continued)

Directors, executive officers, and associates of such persons were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate amounts of these loans were $7,630,171 and $3,604,217 at December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, new loans of $1,984,678 were made, payments totaled $1,387,759 and seven previously existing loans in the aggregate amount of $3,429,035 to newly appointed directors of the Company's subsidiary Bank were included at December 31, 2003. During the year ended December 31, 2002, new loans of $1,694,356 were made and payments totaled $631,876.

The Bank held no loans for sale at December 31, 2003 and 2002.

Note 5 - Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

                                                       2003            2002
                                                   -----------     -----------

Land                                               $ 4,542,235     $ 2,846,805
Buildings                                           10,559,124       6,186,770
Land Improvements                                      289,599         110,715
Furniture and equipment                              3,173,267       2,754,801
                                                   -----------     -----------
                                                    18,564,225      11,899,091

Less: accumulated depreciation                       3,625,407       3,092,179
                                                   -----------     -----------
                                                   $14,938,818     $ 8,806,912
                                                   ===========     ===========

Note 6 - Bank Owned Life Insurance

The Company owns bank-owned life insurance to fund certain employee benefit plans. The Company purchased $6,000,000 of bank-owned life insurance during the year ended December 31, 2003, $2,600,000 in bank-owned life insurance during the year ended December 31, 2001 and acquired approximately $800,000 in bank-owned life insurance in the acquisition of Innes Street Financial Corporation effective December 31, 2001. The bank-owned life insurance policies are recorded in other assets at their cash surrender values of $12,317,201 and $6,833,628 at December 31, 2003 and 2002, respectively.

                       CITIZENS SOUTH BANKING CORPORATION

Note 7 - Intangible Assets

Amortized intangible assets at December 31, 2003 and 2002 are summarized as follows:

                                           December 31, 2003        December 31, 2002
                                           -----------------        -----------------
Core deposit intangible                       $2,447,000               $2,447,000
Mortgage servicing rights                        673,896                  673,896
                                              ----------               ----------
                                               3,120,896                3,120,896

Less: accumulated amortization                 1,807,098                1,132,914
                                              ----------               ----------
                                              $1,313,798               $1,987,982
                                              ==========               ==========

Amortization expense for intangible assets subject to amortization was $485,337 during the year ended December 31, 2003 and $1,102,873 during the year ended December 31, 2002 since the majority of these intangibles were recognized on December 31, 2001 in connection with the acquisition of Innes Street Financial Corporation as described in Note 2. The fair value of MSRs at December 31, 2003 and 2002 approximated carrying value. The total amount of loans serviced for others at December 31, 2003 and December 31, 2002 were $17,550,135 and $33,503,785, respectively.

Estimated amortization expense for the next five succeeding fiscal years ending December 31 are as follows:

     2004                       $  393,000
     2005                       $  327,000
     2006                       $  264,000
     2007                       $  197,798
     2008                       $  132,000

The balance of goodwill was $6,670,522 at December 31, 2003 and 2002.

Note 8 - Deposits

Deposit balances and interest expense and average rates paid for the years ended December 31, 2003, December 31, 2002, and December 31, 2001 are summarized as follows:

                                               December 31,                                December 31,
                                                   2003                                        2002
                              ----------------------------------------      ------------------------------------------
                                 Actual         Interest       Average         Actual          Interest        Average
                                 Balance         Expense        Rate           Balance          Expense         Rate
                              -------------     ---------      -------      -------------     -----------      -------
Noninterest bearing           $  12,906,002            --           --      $  11,203,428     $        --           --
Interest bearing checking        30,779,656        91,383          0.3%        25,772,621          93,452          0.4%
Money market deposit             48,188,873       549,917          1.3%        35,810,998         497,398          1.5%
Savings                          36,754,570       305,298          0.8%        43,670,086         637,769          1.4%
Certificates of deposit         213,816,575     5,554,763          2.6%       224,404,799       6,733,190          2.9%
                              -------------     ---------      -------      -------------     -----------      -------
                              $ 342,445,676     6,501,361          1.9%     $ 340,861,932     $ 7,961,809          2.3%
                              =============     =========      =======      =============     ===========      =======

                       CITIZENS SOUTH BANKING CORPORATION

Note 8 - Deposits (continued)

                                              December 31,
                                                  2001
                              -------------------------------------------
                                  Actual          Interest        Average
                                 Balance          Expense          Rate
                                 -------          -------          ----
Noninterest bearing           $   7,952,755     $        --           --
Interest bearing checking        25,329,824         186,098          1.2%
Money market deposit             29,489,123         459,947          2.7%
Savings                          44,011,250         398,268          2.1%
Certificates of deposit         246,909,362       6,328,376          5.4%
                              -------------     -----------      -------
                              $ 353,692,314     $ 7,372,689          4.2%
                              =============     ===========      =======

Contractual maturities of certificates of deposit as of December 31, 2003 and 2002 are as follows:

                                           2003                 2002
                                           ----                 ----
Under 1 year                           $176,956,932         $169,266,978
1 to 2 years                             25,646,184           36,368,520
2 to 3 years                              4,134,446           12,739,157
3 to 4 years                              5,869,583            6,030,144
4 years or greater                        1,209,430                   --
                                       ------------         ------------
                                       $213,816,575         $224,404,799
                                       ============         ============

Certificates of deposit in excess of $100,000 totaled $56,639,500 and $49,140,313 at December 31, 2003 and 2002, respectively, and may not be fully insured by the FDIC. Interest paid on deposits and other borrowings was $10,400,401 and $10,382,999 for the years ended December 31, 2003 and 2002, respectively.

Directors, executive officers, and associates of such persons were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $1,668,391 and $3,333,855 at December 31, 2003 and 2002, respectively.

The deposits of the Bank are insured by the Savings Association Insurance Fund
(SAIF), one of two funds administered by the FDIC. The Bank's annual SAIF premium rates were $0.016, $0.0204, and $0.0204 per $100 of deposits for the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

Note 9 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta are pursuant to lines of credit and are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. Advances had interest rates ranging from 1.18% to 6.25% at December 31, 2003 and 1.95% to 6.60% at December 31, 2002. The total amount available on the line of credit is 25% of total assets of the Bank. The unused portion of the line of credit available to the Company at December 31, 2003 was approximately $65,000,000.

                       CITIZENS SOUTH BANKING CORPORATION

Note 9 - Advances from the Federal Home Loan Bank (continued)

Maturities of advances at December 31 are as follows:

                                                    2003            2002
                                                -----------     -----------
Advances from FHLB due:

       Less than 1 year                         $21,300,000     $ 6,000,000

       1 to 2 years                              10,000,000       6,500,000

       2 to 3 years                               4,000,000       7,000,000

       3 to 4 years                               2,000,000              --

       4 to 5 years                               8,000,000              --

       5 to 10 years                             13,000,000      27,000,000

       After 10 years                                    --              --
                                                -----------     -----------
                                                $58,300,000     $46,500,000
                                                ===========     ===========

Interest rates on certain convertible advances may be reset on certain dates at the option of the Federal Home Loan Bank in accordance with the terms of the note. The Bank has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating rate at the time the advance is called by the Federal Home Loan Bank. The Bank has one $5.0 million advance that will be callable quarterly beginning November 2005 until it matures in November 2012. The Bank also has three other advances that have a one-time call option. Two advances totaling $8.0 million may be called in 2004 and one $5.0 million advance may be called in 2005.

During the year ended December 31, 2003, the Company refinanced $15.0 million of advances with the Federal Home Loan Bank to take advantage of significantly lower finance rates. As a result of the early extinguishment of the advances, the Company paid a prepayment penalty of approximately $1.2 million.

The Company also has a $2,000,000 line of credit with First Charter Bank with no outstanding balance at December 31, 2003.

Note 10 - Income Taxes

The provision for income taxes is summarized below:

                      Year Ended      Year Ended      Year Ended
                       December        December        December
                          2003            2002           2001
                      -----------     -----------     ----------

Currently payable

    Federal           $ 1,457,207     $ 1,978,000     $  734,730

    State                 238,000         352,000         13,000
                      -----------     -----------     ----------
                        1,695,207       2,330,000        747,730

                       CITIZENS SOUTH BANKING CORPORATION

Note 10 - Income Taxes (continued)

                            Year Ended       Year Ended       Year Ended
                             December         December         December
                               2003             2002            2001
                           -----------      -----------      ----------
Deferred

    Federal                   (229,800)         207,052         (37,000)

    State                       (9,000)          (9,000)         (9,000)
                           -----------      -----------      ----------

                              (238,800)         198,052         (46,000)
                           -----------      -----------      ----------

    Total income taxes     $ 1,456,407      $ 2,528,052      $  701,730
                           ===========      ===========      ==========

The reasons for the difference between consolidated income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows:

                                                Year Ended        Year Ended        Year Ended
                                                 December          December          December
                                                   2003              2002             2001
                                               -----------       -----------       ----------
Federal income taxes at statutory rate         $ 1,648,000       $ 2,392,000       $  818,000

State income taxes, net of federal benefit         151,000           226,000           (2,000)

Effect of federal tax exempt interest             (112,000)          (92,000)         (91,000)

Effect of earnings on life insurance              (161,000)         (109,000)        (116,000)

Other                                              (69,593)          111,052           92,730
                                               -----------       -----------       ----------
                                               $ 1,456,407       $ 2,528,052       $  701,730
                                               ===========       ===========       ==========
Effective tax rate                                    30.2%             35.9%            29.2%
                                               ===========       ===========       ==========

Income taxes receivable are included in other assets and were $200,170 and $253,786 at December 31, 2003 and 2002, respectively. Income taxes paid for the years ended December 31, 2003 and 2002 were $1,680,000 and $2,530,000, respectively.

                       CITIZENS SOUTH BANKING CORPORATION

Note 10 - Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                        2003            2002
                                                    ---------------------------
Deferred tax assets

    Deferred compensation                           $ 1,132,374     $ 1,036,156

    Allowance for loan losses                         1,196,047       1,171,478

    Excess carrying value of liabilities
        assumed for financial reporting
        purposes over tax basis                              --          49,663

    Other                                               117,552         175,114
                                                    -----------     -----------
             Gross deferred tax assets                2,445,973       2,432,411

Deferred tax liabilities

    Excess carrying value of assets acquired
        for financial reporting purposes over
        tax basis                                     1,112,913       1,477,478

    Deferred loan fees                                  181,650         160,074

    Unrealized gain on securities

       Available-for-sale                                    --         988,550

    Other                                                13,698              --
                                                    -----------     -----------

             Gross deferred tax liabilities           1,307,661       2,626,102
                                                    -----------     -----------

             Net deferred tax asset (liability)     $ 1,138,312     $  (193,691)
                                                    ===========     ===========

The Company, in accordance with SFAS No. 109, did not record a deferred tax liability of approximately $3,140,000 as of December 31, 2003 related to the cumulative special bad debt deduction for savings and loan associations recognized for income tax reporting prior to September 30, 1988, Citizen South Bank's base year.

Management believes that the Company will fully realize deferred tax assets based on future taxable temporary differences, refundable income taxes from carryback years, and current levels of operating income.

                       CITIZENS SOUTH BANKING CORPORATION

Note 11 - Commitments

Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments represent no more than normal lending risk that the Bank commits to its borrowers and management believes that these commitments can be funded through normal operations. Commitments to extend credit as of December 31 are as follows:

                                                  2003             2002
                                              ------------     ------------

Residential mortgage loan commitments         $  2,215,000     $  3,674,100

Non-residential mortgage loan commitments       23,668,000        2,450,000

Commercial loan commitments                      1,125,000        1,780,000

Consumer loan commitments                          577,400          920,686

Unused lines of credit

    Commercial                                  23,631,000       12,492,446

    Consumer                                    47,013,000       44,332,632

The Bank began construction on a new building to be utilized as its headquarters during the year. At December 31, 2003, the Bank had outstanding commitments of approximately $3.8 million for the completion of the project.

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

The Bank is required to maintain: tangible capital of at least 1.5% of adjusted total assets; core capital of at least 4.0% of adjusted total assets; and total capital of at least 8.0% of risk weighted assets. At December 31, 2003, the Bank's tangible capital and core capital were both $61,389,000 or 12.65% of tangible assets, and total capital was $64,415,000 or 18.38% of risk-weighted assets. The Company's primary regulator, the Office of Thrift Supervision, informed the Bank that it was in the well-capitalized category as of the most recent regulatory examination, and management is not aware of any events that have occurred since that would have changed its classification.

                       CITIZENS SOUTH BANKING CORPORATION

Note 12 - Regulatory Capital Requirements (continued)

                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                     For Capital            Prompt Corrective
                                                             Actual               Adequacy Purposes         Action Provisions
                                                     -------------------          ----------------          -----------------
                                                      Amount       Ratio          Amount     Ratio          Amount     Ratio
                                                     --------      -----          ------     -----          ------     ------
                                                    (dollars in thousands)      (dollars in thousands)    (dollars in thousands)
As of December 31, 2003

     Total Risk-Based Capital
         (to Risk-Weighted Assets)                   $ 64,415      18.38%         28,037      8.00%         35,046      10.00%

     Tier 1 Capital
         (to Risk-Weighted Assets)                     61,389      17.52%         14,019      4.00%         21,028       6.00%

     Tier 1 Capital
         (to Adjusted Total Assets)                    61,389      12.65%         19,409      4.00%         24,261       5.00%

     Tangible Capital
         (to Adjusted Total Assets)                    61,389      12.65%          7,278      1.50%         14,556       3.00%

As of December 31, 2002

     Total Risk-Based Capital
         (to Risk-Weighted Assets)                   $ 60,801      19.69%         24,702      8.00%         30,877      10.00%

     Tier 1 Capital
         (to Risk-Weighted Assets)                     57,304      18.56%         12,351      4.00%         18,526       6.00%

     Tier 1 Capital
         (to Adjusted Total Assets)                    57,304      11.92%         19,232      4.00%         24,040       5.00%

     Tangible Capital
         (to Adjusted Total Assets)                    57,304      11.92%          7,212      1.50%         14,424       3.00%

On May 23, 2002, the MHC approved a Plan of Conversion and Reorganization. As a result of the Conversion, the Bank established a memo liquidation account in an amount equal to its equity at the time of the Conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As a result, stockholders' equity is substantially restricted at December 31, 2003 and 2002.

                       CITIZENS SOUTH BANKING CORPORATION

Note 13 - Employee Benefit Plans

The Bank provides supplemental benefits to substantially all employees through a 401(k) savings plan. Effective January 1, 2002, eligible participants may contribute up to 75% of eligible compensation, with the Bank providing matching contributions of 50% of employee contributions up to 6% of eligible compensation. Prior to January 1, 2002, eligible participants were allowed contribute up to 15% of eligible compensation, with the Bank providing matching contributions of 50% of employee contributions up to 6% of compensation. The plan also provides for discretionary employer contributions. During 2003, 2002 and 2001, no discretionary employer contributions were made to the 401(k) plan. Total expense relating to this plan was $106,973 for the year ended December 31, 2003, $93,032 for the year ended December 31, 2002 and $62,314 for the year ended December 31, 2001.

The Bank also maintains nonqualified deferred compensation and/or supplemental retirement plans for certain of its directors. During 2001, the Bank added a similar plan for certain executive officers. Total expense for the plans was $737,483 for the year ended December 31, 2003, $312,182 for the year ended December 31, 2002 and $300,199 for the year ended December 31, 2001.

Prior to the acquisition at December 31, 2001, Citizens Bank maintained non-qualified deferred compensation plans for key employees and directors: a diversified and a non-diversified plan. These plans have been adopted by Citizens South Bank. The eligible employees may defer a portion of their compensation and the directors may defer a portion of their directors' fees. The deferred assets are maintained in rabbi trusts, which are included in Other Assets of the Company. The assets are accounted for at market value in accordance with SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, with the resulting gains or losses in value recorded in income. The corresponding change in fair value of the deferred compensation obligation is recorded as compensation expense.

2003 Recognition and Retention Plan ("RRP") - Pursuant to resolutions of the Board of Directors of Citizens South Banking Corporation adopted on August 18, 2003, and the subsequent approval by the stockholders of the Company on October 23, 2003, the Company has adopted and implemented the Citizens South Banking 2003 Recognition and Retention Plan (the "Recognition and Retention Plan") with a total of 210,398 shares. On November 3, 2003, the following awards of restricted stock were made under the 2003 Recognition and Retention Plan:
Restricted Stock as to 196,560 shares as follows: 63,060 restricted shares to six holding company non-employee directors; 127,500 restricted shares to seven senior executives of the Bank; and 6,000 restricted shares to three non-executive vice presidents of the Bank, all shares vesting over a seven-year period commencing on the date of the award, at the rate of 30% immediately, 10% on January 2, 2004, 10% on November 3, 2005, and 10% per year on November 3 of each year thereafter. The fair market value of the restricted stock on November 3, 2003, was $15.04 per share. During 2003, there were a total of 196,560 restricted shares granted, of which 58,968 vested on November 3, 2003, and no shares forfeited. At December 31, 2003, there remain 13,838 restricted shares unissued and available for grants under the 2003 Recognition and Retention Plan.

1999 Stock Option Plan - On April 12, 1999, the Company's shareholders approved the Citizens South Bank 1999 Stock Option Plan that provided the issuance of 211,335 options for directors and officers to purchase the Company's common stock. Pursuant to the mutual holding company conversion and reorganization completed on September 30, 2002, each share of the $1.00 par value common stock of Citizens South Banking Corporation (the former Federal corporation) was exchanged for 2.1408 shares of $0.01 par value common stock of the Citizens South Banking Corporation (the new Delaware Corporation), which preserved the previous shareholders' interest in Citizens South Banking Corporation. Thus, the options for 211,335 shares of common stock in the 1999 Stock Option Plan were exchanged for options for 452,425 shares, with the exercise prices of previously granted options adjusted according to the same ratio.

                       CITIZENS SOUTH BANKING CORPORATION

Note 13 - Employee Benefit Plans (continued)

During 2003, there were a total of 19,993 incentive options granted under the 1999 Stock Option Plan. At December 31, 2003, there remain 541 options unissued and available for grants under the 1999 Stock Option Plan.

2003 Stock Option Plan - Pursuant to resolutions of the Board of Directors of Citizens South Banking Corporation adopted on August 18, 2003, and the subsequent approval by the stockholders of the Company on October 23, 2003, the Company has adopted and implemented the Citizens South Banking Corporation 2003 Stock Option Plan (the "2003 Stock Option Plan"), with a total of 525,995 shares available for grant. On November 3, 2003, the following awards of stock options were made under the 2003 Stock Option Plan: Non-statutory options as to 157,020 shares as follows: 136,020 non-statutory options at $15.04 to six holding company non-employee directors, with the five-year vesting requirement satisfied; 12,000 non-statutory options at $15.04 to six subsidiary bank non-employee directors, with the five-year vesting period beginning September 15, 2003 (fully vested September 15, 2008); and 9,000 non-statutory options at $15.04 to nine county advisory board members, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee's service on the county advisory board of the Bank (as early as December 31, 2001). Incentive options as to 360,000 shares as follows: 280,000 incentive options at $15.04 to seven senior executives of the Bank, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee's employment with the Bank or its predecessor, Gaston Federal Bank (excluding service to the former Citizens Bank, Inc.); and 80,000 incentive options at $5.04 to 18 non-executive officer vice presidents of the Bank, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee's employment by the Bank or its predecessor, Gaston Federal Bank (excluding service to the former Citizens Bank, Inc.). During 2003, there were a total of 517,020 options granted, all at the market price of the stock on the date of grant, no reload options issued, no options forfeited, and no options exercised under the 2003 Stock Option Plan. At December 31, 2003, there remain 8,975 options unissued and available for grants under the 2003 Stock Option Plan.

The following is a summary of stock option activity and related information for the years ended December 31, 2003, 2002 and 2001.

                       Year Ended December 31, 2003      Year Ended December 31, 2002     Year Ended December 31, 2001
                       ----------------------------      ----------------------------     ----------------------------
                                      Weighted Avg.                   Weighted Avg.                   Weighted Avg.
                         Options     Exercise Price       Options    Exercise Price       Options    Exercise Price
                        ---------     -------------       -------     -------------       -------     -------------
Outstanding-
Beginning of period       380,401      $     5.73         410,494      $     5.63         410,949      $     5.63
   Granted                598,803           14.81          21,407            7.26              --              --
   Exercised             (168,251)          5.605         (51,500)          5.605              --              --
   Forfeited                   --              --              --              --                              --
                        ---------      ----------         -------      ----------         -------      ----------
Outstanding-end of
period                    810,953      $     7.00         380,401      $     5.73         410,494      $     5.63
                        =========      ==========         =======      ==========         =======      ==========
Exercisable-end of
period                    690,795      $    12.27         294,451      $     5.63         287,826      $     5.62
                        =========      ==========         =======      ==========         =======      ==========
Weighted average
fair value of
options granted
during the period                      $     3.69                      $     1.60                      $       --
                                       ==========                      ==========                      ==========

                       CITIZENS SOUTH BANKING CORPORATION

Note 13 - Employee Benefit Plans (continued)

Exercise prices for options outstanding as of December 31, 2003 ranged from $5.605 to $15.04. Exercise prices for options outstanding as of December 31, 2002 ranged from $5.61 to $7.27. The weighted average remaining contractual life of those options is approximately four years at December 31, 2003 and three years at 2002.

Employee Stock Ownership Plan - The Bank established an Employee Stock Ownership Plan (ESOP). The ESOP is a tax-qualified retirement plan designed to invest primarily in the Company's common stock. All full-time employees of the Bank who have completed one year of service with the Bank will be eligible to participate in the ESOP. The ESOP utilized funds borrowed from the Company totaling $1,690,680, to purchase approximately 8%, or 169,068 shares of the Company's common stock issued in the 1998 Conversion. The ESOP utilized funds borrowed from the Company totaling $1,051,980 to purchase 105,198 additional shares of the Company's common stock issued in the 2002 Conversion. The loans to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 15 years for each loan. Under the terms of the ESOP, the Bank makes contributions to the ESOP sufficient to cover all payments of principal and interest as they become due. The 1998 loan had an outstanding balance of $1,014,907 with an interest rate of 4.00% and $1,127,119 with an interest rate of 4.25% at December 31, 2003 and 2002, respectively. The interest rate on the loan is based on the Bank's prime rate. The 2002 loan had an outstanding balance of $911,716 with an interest rate of 4.00% and $981,848 with an interest rate of 4.25% at December 31, 2003 and 2002, respectively.

Shares purchased with the loan proceeds are held in a suspense account by the trustee of the plan for future allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation as described in the plan. The number of shares released to participants will be determined based upon the percentage of principal and interest payments made during the year divided by the total remaining principal and interest payments including the current year's payment. Participants will vest in the shares allocated to their respective accounts over a period not to exceed 5 years. Any forfeited shares are allocated to the then remaining participants in the same proportion as contributions. As of December 31, 2003, 122,636 shares have been allocated to participants and 279,702 shares remain unallocated. The fair value of the unallocated shares was $3,901,843 at December 31, 2003. The Company recognizes compensation expense attributable to the ESOP ratably over the fiscal year based upon the estimated number of ESOP shares to be allocated each December 31st. The Company recognized $219,333, $145,305, and $315,000 as compensation expense in the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

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

                       CITIZENS SOUTH BANKING CORPORATION

Note 14 - Fair Value of Financial Instruments (continued)

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

At December 31, 2003 and 2002, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business. Fair values of these commitments are based on fees currently charged for similar instruments. At December 31, 2003 and 2002, the carrying amounts and fair values of these off-balance sheet financial instruments were immaterial.

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

                                                  2003                            2002
                                      ---------------------------     ---------------------------
                                       Carrying        Estimated       Carrying        Estimated
                                        Amount        Fair Value        Amount        Fair Value
                                      -----------     -----------     -----------     -----------
Financial assets
   Cash and due from banks            $ 5,374,150     $ 5,374,150     $ 7,606,918     $ 7,606,918
   Interest-earning bank balances       2,840,035       2,840,035      39,391,870      39,391,870
   Investments and mortgage-
      backed securities               145,401,283     145,401,283     110,002,835     110,002,835
   Loans                              295,026,346     297,407,462     299,905,719     308,059,946

Financial liabilities
   Deposits                           342,445,676     349,743,577     340,861,932     362,762,003
   Repurchase agreements                  681,394         681,394       1,075,182       1,075,182
   Advances from FHLB                  58,300,000      59,928,212      46,500,000      50,182,876

                       CITIZENS SOUTH BANKING CORPORATION

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

The only potential stock of the Company as defined in SFAS No. 128, are stock options granted to various directors and officers of the Bank and unvested RRP shares. The following is a summary of the computation of basic and diluted earnings per share (note all earnings per share amounts for 2001 have been adjusted to reflect the 2.1408-to-1 conversion which occurred in 2002):

                                         Year Ended       Year Ended       Year Ended
                                        December 31,     December 31,     December 31,
                                            2003             2002             2001
                                        ------------     ------------     ------------
Net income                              $  3,390,566     $  4,507,934     $  1,704,125

Weighted average outstanding shares        8,623,838        8,767,982        8,745,626

Basic earnings per share                $       0.39     $       0.51     $       0.20

Weighted average outstanding shares        8,623,838        8,767,982        8,745,626

Dilutive effect of stock options             138,707          102,072           40,637
                                        ------------     ------------     ------------

Weighted average diluted shares            8,762,545        8,870,054        8,786,263

Diluted earnings per share              $       0.39     $       0.51     $       0.20

Options to purchase 426,620 shares of common stock at $15.04 per share were outstanding since November 2003 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options will expire in November 2013.

On October 9, 1998, the Company's Board of Directors announced the authorization to repurchase up to 105,668 shares of outstanding common stock under the 1998 Stock Repurchase Plan. On April 19, 1999, the Company's Board of Directors announced the authorization to repurchase 295,869 shares of outstanding common stock for the 1999 Stock Option Plan and the 1999 Recognition and Retention Plan. On May 23, 2000, the Company's Board of Directors announced the authorization to repurchase up to 92,539 shares of outstanding common stock. On March 28, 2003, the Company's Board of Directors announced the authorization to repurchase of up to 343,027 shares of outstanding common stock under the 2003 Stock Option Repurchase Plan. During October 2003, the Company's Board of Directors announced the authorization to repurchase up to 879,900 shares of outstanding common stock under the October 2003 Repurchase Plan.

As of December 31, 2003, 1,067,035 shares have been repurchased under these plans at an average price of $13.58 per share.

                       CITIZENS SOUTH BANKING CORPORATION

Note 16 - Parent-Only Financial Information

The earnings of the Bank are recognized by Citizens South Banking Corporation using the equity method of accounting. Accordingly, undistributed earnings of the Bank are recorded as increases in the Company's investment in the Bank. The following are the condensed financial statements of the Company as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.

Condensed Statements of Financial Condition

                                                December 31,     December 31,
                                                    2003             2002
                                                ------------     ------------

Assets
Cash and cash equivalents                       $ 15,190,646     $ 28,332,114
Investment in securities available-for-sale        3,095,237          961,644
Investment in subsidiary                          69,140,517       67,034,481
Other assets                                         362,655          185,735
                                                ------------     ------------
Total assets                                    $ 87,789,055     $ 96,513,974
                                                ============     ============

Liabilities and Stockholders' Equity
Liabilities                                     $    120,147     $    131,294
Stockholders' Equity                              87,668,908       96,382,680
                                                ------------     ------------
Total liabilities and stockholders' equity      $ 87,789,055     $ 96,513,974
                                                ============     ============

Condensed Statements of Operations

                                                      Year Ended        Year Ended        Year Ended
                                                     December 31,      December 31,      December 31,
                                                         2003              2002              2001
                                                     ------------      ------------      ------------
Interest income                                      $    474,295      $    255,815      $     75,772
Interest expense                                               --           (26,865)               --
Other operating income                                     10,177            81,592                --
Other operating expenses                                 (980,671)          (94,346)          (74,481)
                                                     ------------      ------------      ------------

Income before income taxes and undistributed
   earnings from subsidiaries                            (496,199)          216,196             1,291
Income taxes                                             (204,995)          (83,162)             (200)
                                                     ------------      ------------      ------------

Income before undistributed earnings from
   subsidiaries                                          (291,204)          133,034             1,091
Equity in undistributed earnings of subsidiaries        3,681,770         4,374,900         1,703,034
                                                     ------------      ------------      ------------

Net income                                           $  3,390,566      $  4,507,934      $  1,704,125
                                                     ============      ============      ============

                       CITIZENS SOUTH BANKING CORPORATION

Note 16 - Parent-Only Financial Information (continued)

Condensed Statements of Cash Flows


                                                              Year Ended        Year Ended        Year Ended
                                                             December 31,      December 31,      December 31,
                                                                 2003              2002              2001
                                                             ------------      ------------      ------------
Operating activities
    Net income                                               $  3,390,566      $  4,507,934      $  1,704,125
    Adjustments to reconcile net income to net
    Cash provided by operating activities
         (Gain) on sale of investments                                 --           (81,592)               --
    Equity in undistributed (earnings) loss of subsidiaries    (3,681,770)       (4,374,900)       (1,703,034)
         Allocation of shares to ESOP                             287,717           273,998           282,654
         Vesting of shares issued for the RRP                     974,848                --                --
         Decrease (increase) in other operating
             subsidiaries                                         (14,772)          (48,551)          (62,391)
         (Decrease) increase in other operating
             liabilities                                         (309,536)           84,972             9,336
                                                             ------------      ------------      ------------

        Net cash provided by operating activities                 647,053           361,861           230,690

Investing activities
    Purchase of investments available-for-sale                 (2,000,000)          (94,117)               --
     Acquisition of Innes Street Financial Corp., net of
      cash acquired                                                    --                --       (22,607,382)
                                                             ------------      ------------      ------------

        Net cash used in investing activities                  (2,000,000)          (94,117)      (22,607,382)

Financing activities
    Issuance of additional common stock                                --        50,133,534                --
    Repurchase of common stock                                 (9,801,707)               --          (115,486)
    Contributed capital to bank subsidiary                             --       (23,124,612)               --
    Dividends received from bank subsidiary                            --                --        22,555,137
    Exercise of options                                           149,793                --                --
    Dividends to stockholders                                  (2,136,607)         (873,719)         (529,397)
                                                             ------------      ------------      ------------

         Net cash (used in) provided by financing
             activities                                       (11,788,521)       26,135,203        21,910,254

Net increase (decrease) in cash and cash equivalents          (13,141,468)       26,402,947          (466,438)
Cash and cash equivalents, beginning of period                 28,332,114         1,929,167         2,395,605
                                                             ------------      ------------      ------------
Cash and cash equivalents, end of period                     $ 15,190,646      $ 28,332,114      $  1,929,167
                                                             ============      ============      ============

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

ITEM 9A. Controls and Procedures

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The "Proposal I - Election of Directors" section of the Registrant's Definitive Proxy Statement dated April 2, 2004, (the "Proxy Statement") as filed pursuant to Section 14 of the Securities Exchange Act of 1034 in connection with the 2003 Annual Meeting of Shareholders is incorporated herein by reference. In addition, the Item 1. "Executive Officers of the Registrant" section of the Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation

      The "Proposal I - Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The "Proposal I - Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

      The "Proposal I - Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

      The "Principal Accountant's Fees and Services" section of this Registrant's Proxy Statement is incorporated herein by reference.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      A. Index of Exhibits

      3.1 Certificate of Incorporation of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

      3.2 Bylaws of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

      4 Form of Common Stock Certificate of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

      10.1 Employment Agreement with Kim S. Price (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

      10.2 Deferred Compensation and Income Continuation Agreement (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

      10.3 Employee Stock Option Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

      10.4 Supplemental Executive Retirement Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

      10.5 Form of Merger/Protection Agreement with Gary F. Hoskins (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

      10.6 Form of Merger/Protection Agreement with Paul L. Teem, Jr. (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

      10.7 Form of Merger/Protection Agreement with Michael R. Maguire (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

      14 Code of Ethics Policy (incorporated herein by reference to the "Proposal I - Election of Directors" section of the Registrant's Proxy Statement dated April 2, 2004

      21 Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

      23 Consent of Cherry, Bekaert & Holland, L.L.P.

      24 Power of Attorney (set forth on signature page)

      31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Citizens South Banking Corporation

Date:    March 15, 2004                By: /s/ Kim S. Price
                                           -------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    /s/ Kim S. Price                    By: /s/ Gary F. Hoskins
       ---------------------------------       ---------------------------------
       Kim S. Price                            Gary F. Hoskins
       President, Chief Executive              Executive Vice President,
       Officer and Director (Principal         Treasurer and Chief Financial
       Executive Officer)                      Officer (Principal Financial
                                               and Accounting Officer)

Date:  March 15, 2004                      Date: March 15, 2004

By:    /s/ David W. Hoyle                  By: /s/ Ben R. Rudisill, II
       -----------------------------           ---------------------------------
       David W. Hoyle                          Ben R. Rudisill, II
       Chairman                                Vice Chairman

Date:  March 15, 2004                      Date: March 15, 2004

By:    /s/ Martha B. Beal                  By: /s/ Charles D. Massey
       -----------------------------           ---------------------------------
       Martha B. Beal                          Charles D. Massey
       Director                                Director

Date:  March 15, 2004                      Date: March 15,  2004

By:    /s/ James J. Fuller                 By: /s/ Eugene R. Matthews, II
       -----------------------------           ---------------------------------
       James J. Fuller                         Eugene R. Matthews, II
       Director                                Director

Date:  March 15, 2004                      Date: March 15, 2004