Form 10-Q
period 2004-03-31
CITIZENS SOUTH BANKING CORP
filed 2004-05-10
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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

      Indicate by check |X| whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check whether the Registrant is an accelerated filer. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Common stock, $0.01 par value
                 8,386,384 shares outstanding as of May 4, 2004.

Citizens South Banking Corporation

                                      INDEX

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements...............................    1

           Consolidated Statements of Financial Condition
                  March 31, 2004 and December 31, 2003 ........................    1

           Consolidated Statements of Operations
               three months ended March 31, 2004 and 2003 .....................    2

           Consolidated Statements of Comprehensive Income
               three months ended March 31, 2004 and 2003......................    3

           Consolidated Statements of Changes in Stockholders' Equity
               three months ended March 31, 2004 and 2003......................    4

           Consolidated Statements of Cash Flows
               three months ended March 31, 2004 and 2003......................    5

           Notes to Consolidated Financial Statements..........................    6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................    9

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk......   14

      Item 4.  Controls and Procedures.........................................   14

PART II. OTHER INFORMATION.....................................................   14

SIGNATURES.....................................................................   16

Exhibit 31.1   Certification of Chief Executive Officer Pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002................   17

Exhibit 31.2   Certification of Chief Financial Officer Pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002................   18

Exhibit 32.1   Statement of Chief Executive Officer Furnished Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002................   19

Exhibit 32.2   Statement of Chief Financial Officer Furnished Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002................   20

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Citizens South Banking Corporation
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

                                                                                  March 31,     December 31,
                                                                                    2004           2003
                                                                                  ---------      ---------
                                                                                 (unaudited)
Assets:
Cash and due from banks .....................................................     $   6,273      $   5,374
Interest-earning bank balances ..............................................        20,499          2,840
                                                                                  ---------      ---------
   Cash and cash equivalents ................................................        26,772          8,214
Investment securities available-for-sale, at fair value .....................        49,248         56,233
Mortgage-backed and related securities available-for-sale, at fair value ....        78,998         89,168
Loans receivable, net of unearned income ....................................       296,238        297,995
Allowance for loan losses ...................................................        (2,998)        (2,969)
                                                                                  ---------      ---------
   Loans, net ...............................................................       293,240        295,026
Real estate owned ...........................................................            24            145
Accrued interest receivable .................................................         1,743          1,943
Premises and equipment, net .................................................        16,019         14,939
Federal Home Loan Bank stock ................................................         2,550          2,915
Cash value of bank-owned life insurance policies ............................        12,452         12,317
Intangible assets ...........................................................         7,873          7,985
Other assets ................................................................         5,761          6,866
                                                                                  ---------      ---------
   Total assets .............................................................     $ 494,680      $ 495,751
                                                                                  =========      =========

Liabilities and Stockholders' Equity:
Noninterest-bearing demand deposit accounts .................................     $  12,062      $  12,906
Interest-bearing demand deposit accounts ....................................        35,369         30,780
Money market deposit accounts ...............................................        51,725         48,189
Savings accounts ............................................................        35,182         36,754
Time deposits ...............................................................       216,182        213,817
                                                                                  ---------      ---------
   Total deposits ...........................................................       350,520        342,446
Borrowed money ..............................................................        52,119         58,981
Deferred compensation .......................................................         5,629          6,165
Other liabilities ...........................................................           978            490
                                                                                  ---------      ---------
   Total liabilities ........................................................       409,246        408,082

Common stock, $0.01 par value, 20,000,000 shares authorized, 9,062,727
   shares issued and outstanding at March 31, 2004 and December 31, 2003 ....            91             91
Additional paid-in-capital ..................................................        68,280         68,280
Unallocated common stock held by Employee Stock Ownership Plan ..............        (1,933)        (1,979)
Retained earnings, substantially restricted .................................        29,280         28,824
Accumulated unrealized gain on securities available-for-sale, net of tax ....           337            (40)
Unearned compensation related to Recognition and Retention Plan .............        (1,793)        (1,979)
Treasury stock of 631,343 shares at March 31, 2004, and 392,414 shares
   at December 31, 2003, at cost ............................................        (8,828)        (5,528)
                                                                                  ---------      ---------
   Total stockholders' equity ...............................................        85,434         87,669
                                                                                  ---------      ---------
   Total liabilities and stockholders' equity ...............................     $ 494,680      $ 495,751
                                                                                  =========      =========

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Operations (unaudited)
(dollars in thousands, except per share data)

                                                                       Three Months
                                                                      Ended March 31,
                                                                    ------------------
                                                                    2004          2003
                                                                    ----          ----
Interest Income:
Loans .......................................................    $    3,872    $    4,469
Investment securities .......................................           485           418
Interest-bearing deposits ...................................            20            88
Mortgage-backed and related securities ......................           778           928
                                                                 ----------    ----------
  Total interest income .....................................         5,155         5,903

Interest Expense:
Deposits ....................................................         1,426         1,741
Borrowed funds ..............................................           445           587
                                                                 ----------    ----------
  Total interest expense ....................................         1,871         2,328

Net interest income .........................................         3,284         3,575
Provision for loan losses ...................................            30            15
                                                                 ----------    ----------
  Net interest income after provision for loan losses .......         3,254         3,560

Noninterest Income:
Fee income on deposit accounts ..............................           603           557
Income on mortgage brokerage and other lending activities ...           102           267
Dividends on FHLB stock .....................................            23            31
Gain on sale of assets ......................................           290            14
Other noninterest income ....................................           308           235
                                                                 ----------    ----------
  Total noninterest income ..................................         1,326         1,104

Noninterest Expense:
Compensation and benefits ...................................         1,810         1,519
Occupancy and equipment expense .............................           376           325
Professional services .......................................           131           121
Amortization of intangible assets ...........................           111           146
Loss on sale of assets ......................................             0            10
Other noninterest expenses ..................................           769           662
                                                                 ----------    ----------
  Total noninterest expense .................................         3,197         2,783

Income before income taxes ..................................         1,383         1,881

Provision for income taxes ..................................           412           674
                                                                 ----------    ----------

Net income ..................................................    $      971    $    1,207
                                                                 ==========    ==========

Basic earnings per share ....................................    $     0.12    $     0.14
Diluted earnings per share ..................................    $     0.12    $     0.14

Basic average common shares outstanding .....................     8,268,233     8,757,664
Diluted average common shares outstanding ...................     8,342,431     8,920,531

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              ---------------------

                                                                                2004         2003
                                                                              --------     --------
Net income ...............................................................    $    971     $  1,207
Other comprehensive income, net of tax:
    Unrealized gains on securities available for sale:
        Unrealized holding gains (losses) arising during period ..........         563         (297)
        Reclassification adjustment for (gains) included in net income ...        (186)          (2)
                                                                              --------     --------
    Other comprehensive income ...........................................         377         (299)
                                                                              --------     --------

Comprehensive income .....................................................    $  1,348     $    908
                                                                              --------     --------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                 ---------------------
                                                                                   2004         2003
                                                                                 --------     --------
Common stock:
At beginning of period ......................................................    $     91     $     91
Issuance of common stock ....................................................           0            0
                                                                                 --------     --------
At end of period ............................................................          91           91
                                                                                 --------     --------

Additional paid-in-capital:
At beginning of period ......................................................      68,280       68,176
Allocation from shares purchased with loan from ESOP ........................           0            3
                                                                                 --------     --------
At end of period ............................................................      68,280       68,179
                                                                                 --------     --------

Unallocated common stock held by ESOP:
At beginning of period ......................................................      (1,979)      (2,162)
Allocation from shares purchased with loan from ESOP ........................          46           46
                                                                                 --------     --------
At end of period ............................................................      (1,933)      (2,116)
                                                                                 --------     --------

Retained earnings, substantially restricted:
At beginning of period ......................................................      28,824       28,739
Net income ..................................................................         971        1,207
Cash dividends declared on common stock .....................................        (515)        (544)
                                                                                 --------     --------
At end of period ............................................................      29,280       29,402
                                                                                 --------     --------

Accumulated unrealized gain on securities available for sale, net of tax:
At beginning of period ......................................................         (40)       1,538
Other comprehensive results, net of tax .....................................         377         (299)
                                                                                 --------     --------
At end of period ............................................................         337        1,239
                                                                                 --------     --------

Unearned compensation related to Recognition and Retention Plan:
At beginning of period ......................................................      (1,979)           0
Vesting of stock grants .....................................................         186            0
                                                                                 --------     --------
At end of period ............................................................      (1,793)           0
                                                                                 --------     --------

Treasury Stock:
At beginning of period ......................................................      (5,528)           0
Repurchase of common stock ..................................................      (3,300)           0
                                                                                 --------     --------
At end of period ............................................................      (8,828)           0
                                                                                 --------     --------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           ---------------------
                                                                                             2004         2003
                                                                                           --------     --------
Cash flows from operating activities:
  Net income ..........................................................................    $    971     $  1,207
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses .......................................................          30           15
      Depreciation ....................................................................         207          161
      Gain on sale of investments, available for sale .................................        (290)          (3)
      Gain on sale of other assets ....................................................           0           (1)
      Purchase of bank-owned life insurance ...........................................           0       (3,000)
      Deferred loan origination fees ..................................................          (9)         (37)
      Allocation of shares to the ESOP ................................................          46           46
      (Increase) decrease in accrued interest receivable ..............................         200         (194)
      Amortization of intangible assets ...............................................         111          146
      Decrease in other assets ........................................................         850           50
      Decrease in other liabilities ...................................................        (105)         (72)
                                                                                           --------     --------
        Net cash provided by (used for) operating activities ..........................       2,011       (1,682)

Cash flows from investing activities:
  Net decrease in loans receivable ....................................................       1,765          637
  Proceeds from the sale of investment securities .....................................       1,258        2,000
  Proceeds from the sale of mortgage-backed securities ................................       6,432          525
  Proceeds from the sale of other assets ..............................................          25        1,040
  Maturities and prepayments of investment securities .................................       9,375        2,086
  Maturities and prepayments of mortgage-backed securities ............................       4,323        3,556
  Purchases of investments ............................................................      (3,325)      (3,850)
  Purchases of mortgage-backed securities .............................................           0      (27,443)
  (Purchase) sale of FHLB stock .......................................................         365         (185)
  Capital expenditures for premises and equipment .....................................      (1,312)      (2,857)
                                                                                           --------     --------
        Net cash provided by (used for) investment activities .........................      18,906      (24,491)

Cash flows from financing activities:
  Net increase in deposits ............................................................       8,074        3,002
  Dividends paid to stockholders ......................................................        (515)        (544)
  Repurchase of common stock ..........................................................      (3,300)           0
  Net increase (decrease) in borrowed money ...........................................      (6,862)       5,322
  Increase in advances from borrowers for insurance and taxes .........................         244          240
                                                                                           --------     --------
        Net cash provided by (used for) financing activities ..........................      (2,359)       8,020

Net increase (decrease) in cash and cash equivalents ..................................      18,558      (18,153)

Cash and cash equivalents at beginning of period ......................................       8,214       46,999
                                                                                           --------     --------

Cash and cash equivalents at end of period ............................................    $ 26,772     $ 28,846
                                                                                           ========     ========

See accompanying notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      In management's opinion, the accompanying consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      The consolidated financial statements include the accounts of Citizens South Banking Corporation (the "Company") and the Company's wholly-owned subsidiary, Citizens South Bank (the "Bank").

      The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the consolidated financial statements of the Company as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001, filed as part of the Company's annual report on Form 10-K. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

      The Company's critical accounting policy relates to the evaluation of the allowance for loan losses, which is based on management's opinion of an amount that is adequate to absorb losses in the Company's existing portfolio. The allowance for loan losses is established through a provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Company's allowance for loan losses could result in material changes in the Company's consolidated financial condition or consolidated financial results of operations. The Company's policies with respect to the methodology for determining the allowance for loan losses involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

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

      Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented in the following table.

                                                                                Three Months ended
                                                                                     March 31
                                                                              ---------------------
                                                                                2004         2003
                                                                                ----         ----
Net income (in thousands):
         As reported ....................................................     $    971     $  1,207
             Deduct: Total stock-based employee compensation
             cost determined under the fair value method, net of tax ....           12            7
                                                                              --------     --------
         Pro forma ......................................................     $    959     $  1,200
                                                                              --------     --------

Basic earnings per share:
         As reported ....................................................     $   0.12     $   0.14
         Pro forma ......................................................     $   0.12     $   0.14

Diluted earnings per share:
         As reported ....................................................     $   0.12     $   0.14
         Pro forma ......................................................     $   0.11     $   0.13

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ended March 31, 2004 and 2003: dividend yield of 2.0%, expected volatility of 30%, risk-free investment rate of 3.5%, and expected lives of 7 years.

Note 2 - Use of Estimates

      The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 - Earnings per Share

      Earnings per share has been determined under the provisions of SFAS No. 128, Earnings Per Share. The only potential stock of the Company, as defined in SFAS No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2004 and 2003 (dollars in thousands, except share and per share data):

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                       2004          2003
                                                       ----          ----
Net income .....................................    $      971    $    1,207

Weighted average outstanding shares ............     8,268,233     8,757,664
Dilutive effect of stock options ...............        74,198       162,867
                                                    ----------    ----------
Weighted average diluted shares ................     8,342,431     8,920,531

Diluted earnings per share .....................    $     0.12    $     0.14

Note 4 - Dividend Declaration

      On April 19, 2004, the Board of Directors of the Company approved and declared a regular cash dividend of six and one-half cents per share of common stock to shareholders of record as of May 1, 2004, and payable on May 15, 2004.

Note 5 - Stock Repurchase Program

      On October 20, 2003, the Board of Directors of the Company authorized the repurchase of up to 879,900 shares, or approximately 10% of the Company's outstanding common stock. The stock repurchase program may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. As of March 31, 2004, management had repurchased a total of 595,235 shares at an average price of $14.16 per share and had 284,665 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices that are considered to be attractive and in the best interests of both the Company and its investors. A previously authorized repurchase program of 343,027 shares, or 3.8% of outstanding shares, was completed in September 2003. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Note 6 - Impact of Recently Issued Accounting Standards

      In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. This Staff Accounting Bulletin summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this Staff Accounting Bulletin are effective after March 31, 2004. The Company does not expect that the adoption of this Staff Accounting Bulletin will have a material impact on the consolidated financial statements of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements provided that the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in the Company's forward looking statements. Factors that may cause actual results to differ materially from those projected in the forward looking statements include, but are not limited to, general economic conditions that are less favorable than expected, changes in market interest rates that result in reduced interest margins, risks in the loan portfolio, including prepayments, are greater than expected, legislation or regulatory changes that have a less than favorable impact on the business of the Company are enacted, and competitive pressures increase significantly. Statements included in this report should be read in conjunction with the Company's Annual Report on Form 10-K, which is incorporated into this discussion by this reference. Forward looking statements speak only as of the date they are made and the Company does not undertake to update forward looking statements to reflect circumstances or events that occur after the date of the forward looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition

      Assets. Total assets of the Company decreased by $1.1 million, or 0.2%, from $495.8 million as of December 31, 2003, to $494.7 million as of March 31, 2004. This decrease was primarily due to the repurchase of $3.3 million of Company common stock. The Company experienced an $18.6 million increase in cash and cash equivalents to $26.8 million from December 31, 2003 to March 31, 2004. During the three-month period, the Company sold $6.4 million in mortgage-backed securities and $1.3 million in investment securities in order to reduce the Company's level of interest rate risk and to generate gains to offset the expense from the vesting of a portion of the shares of stock issued by the Company's Recognition and Retention Plan approved by shareholders in 2003. Also, during the period, the Company had $9.4 million in investments that either matured or were called, the effects of which were offset by purchases of $3.3 million. This resulted in a $7.0 million, or 12.4%, decrease in investment securities to $49.2 million. The Company also received an additional $4.3 million in principal payments on mortgage-backed securities resulting in a $10.2 million, or 11.4%, decrease in mortgage-backed securities to $79.0 million. Management expects to use this excess liquidity to repurchase common stock, to increase origination of loans for portfolio, and to purchase short-term investment and mortgage-backed securities.

      Outstanding loans were relatively flat during the period, despite an increase in loan prepayments in the first quarter of 2004 as compared to the fourth quarter of 2003. During this period outstanding loans decreased by $1.8 million, or 0.6%, to $293.2 million. There were no major changes in the loan composition mix from December 31, 2003, to March 31, 2004. Management will continue to seek to grow the commercial and consumer loan portfolios in a safe and sound manner with an emphasis on adjustable-rate loans or shorter-term fixed rate loans.

      Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management's periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower's financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of March 31, 2004, the allowance for loan losses amounted to $3.0 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

                                                           At and For the Three
                                                          Months Ended March 31,
                                                          ----------------------
                                                            2004          2003
                                                            ----          ----
                                                          (dollars in thousands)
Allowance for loan losses:
Beginning of period ................................       $2,969        $2,995
Add:
    Provision for loan losses ......................           30            15
    Recoveries .....................................            1             2
Less:
    Charge-offs ....................................            2            12
                                                           ------        ------
End of period ......................................       $2,998        $3,000

Nonaccrual loans ...................................       $  513        $  570
Real estate owned ..................................           24           240
                                                           ------        ------
Nonperforming assets ...............................       $  537        $  810

     Allowance for loan losses as a
     percentage of total loans .....................         1.00%         0.99%

Nonperforming loans to
     total loans ...................................         0.17%         0.19%

Nonperforming assets to
      total assets .................................         0.11%         0.16%

      Liabilities. Total liabilities increased by $1.2 million, or 0.3%, from $408.0 million as of December 31, 2003, to $409.2 million as of March 31, 2004. This increase was primarily due to an $8.1 million increase in total deposits, the effects of which were partly offset by a $6.9 million decrease in borrowed money. Core deposit growth (checking accounts, savings accounts, and money market accounts) was strong during the three-month period, increasing by $5.7 million, or 4.4%, to $134.3 million. This was primarily due to an aggressive marketing campaign directed at increasing the Company's number of checking account customers. Management will continue to focus on increasing the Company's core deposits in both the retail and commercial sectors. Time deposits increased during the three-month period by $2.4 million, or 1.1%, to

$216.2 million. During the three-month period, the Company reduced its outstanding borrowed by $6.9 million. This reduction was primarily due to the repayment of Federal Home Loan Bank daily rate advances that were used to fund an increase in loan demand at the end of 2003. These Federal Home Loan Bank advances were repaid from proceeds received from the increase in local deposits.

      Stockholders' Equity. Total stockholders' equity decreased by $2.2 million, or 2.5%, from $87.6 million as of December 31, 2003, to $85.4 million as of March 31, 2004. The decrease in stockholders' equity was primarily due to the repurchase of 242,000 shares of common stock for $3.3 million, at an average cost of $13.64 per share. On October 20, 2003, the Company announced that the Board of Directors had authorized the repurchase of 879,900 shares, or approximately 10.0% of the Company's outstanding common stock. As of March 31, 2004, management had repurchased a total of 595,235 shares at an average price of $14.16 per share and had 284,665 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices that are considered to be attractive and in the best interests of both the Company and its investors. In addition, the Company paid cash dividends totaling $515,000 during the three-month period, representing $0.06 per share. These decreases in equity were partially offset by $971,000 in earnings and a $377,000 increase in unrealized gains on available for sale securities during the period.

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003

      General. Net income for the Company for the three months ended March 31, 2004, amounted to $971,000, or $0.12 per diluted share, as compared to $1.2 million, or $0.14 per diluted share, for the three months ended March 31, 2003.

      Net interest income. Net interest income decreased by $291,000, or 8.1%, to $3.3 million for the three months ended March 31, 2004. Interest income decreased by $748,000, or 12.7%, primarily as a result of a 56 basis point, or 10.6%, decrease in the average yield on earning assets to 4.74%. The decrease in yield was primarily due to a 50 basis point decrease in the prime lending rate during the second quarter of 2003. In addition, the average outstanding balance of interest earning assets decreased by $13.4 million, or 3.0%, to $439.7 million. This decrease in average interest earning assets related to the Company's funding of the repurchase of $13.1 million stock. Interest expense decreased by $457,000, or 19.6%, during the period. This reduction in interest expense was due to a 56 basis point, or 22.2%, reduction in the average cost of funds to 1.96%. This decrease in the cost of funds was partially offset by an $8.1 million, or 2.2%, increase in the average balance of interest-bearing liabilities to $383.0 million. Average interest-bearing liabilities increased primarily as a result of an $11.5 million increase in average core deposits (checking accounts, savings accounts, and money market accounts) and a $3.2 million increase in average borrowed money. These balances were partly offset by a $6.6 million decrease in average time deposits. The net interest margin for the Company was 2.68% for the quarter ended March 31, 2004, compared to 2.88% for the quarter ended March 31, 2003. This decrease was primarily the result of an increased level of mortgage loan refinancings in 2003 and decreases in the yield on prime-based consumer and commercial loans.

      Provision for loan losses. The provision for loan losses amounted to $30,000 for the three months ended March 31, 2004, compared to $15,000 for the three months ended March 31, 2003. As a result, the allowance for loan losses has remained stable at $3.0 million, or 1.00% of total loans, as of March 31, 2004, compared to 0.99% as of March 31, 2003. While the Company continued to emphasize commercial and consumer loans, in addition to residential mortgage loans, the Company's ratio of nonperforming loans to total loans remains below our peer group average, at 0.17% of total loans on March 31, 2004, compared to 0.19% of total loans on March 31, 2003.

      Noninterest income. Noninterest income increased to $1.3 million for the three months ended March 31, 2004, as compared to $1.1 million for the three months ended March 31, 2003. This represented an increase of $222,000, or 20.1%. This increase was partly due to a $46,000, or 8.3%, increase in fee income n deposit accounts and a $73,000, or 31.1%, increase in other income. Fee income on deposits improved due to an increased number of deposit customers and increased deposit balances. Management has focused on growing the number of deposit customers and increasing the number of banking products used by existing customers. The increase in other income was primarily due to a $45,000 increase in the cash value of bank-owned life insurance, resulting from the purchase of an additional $3.0 million in bank-owned life insurance in 2003. Fee income from mortgage brokerage and other lending activities decreased by $165,000, or 61.8% due to lower levels of residential loan originations during the first quarter of 2004. Management expects that the level of residential loan originations in 2004 will be significantly less than the level experienced in 2003.

      During the quarter ended March 31, 2004, the Company recognized a gain of $290,000 resulting from the sale of $1.3 million in investment securities and $6.4 million in mortgage-backed securities. The purpose of the sale was to offset the expense from the vesting of a portion of the shares of stock issued by the Company's Recognition and Retention Plan approved by the shareholders in 2003 and to reduce the Company's level of interest rate risk. During the quarter ended March 31, 2003, the Company recognized a gain of $14,000 resulting from the sale of $2.0 million in investment securities.

      Noninterest expense. Noninterest expense amounted to $3.2 million for the quarter ended March 31, 2004, compared to $2.8 million for the quarter ended March 31, 2003, representing an increase of $414,000, or 14.9%. This increase was partly due to the expense from the vesting of a portion of the stock issued by the Company's Recognition and Retention Plan resulting in a $291,000, or 19.2%, increase in compensation. This expense was offset by a $290,000 gain on sale of investments. Also, occupancy and equipment expense increased by $51,000, or 15.7%, due, in part, to the opening of the Company's tenth full-service office in the second quarter of 2003. The Company plans to relocate an existing office and consolidate its backoffice functions in the second quarter of 2004, which may result in additional occupancy expenses. Professional services increased by $10,000, or 8.3%, due to additional outside services being needed to ensure proper corporate governance in light of new regulatory requirements. Also, other noninterest expenses increased by $107,000, or 16.2%. The primary reason for the increase was additional advertising expenses of $59,000, or 82.3%, resulting from marketing campaigns directed at increasing the Company's core deposits. These increases were partially offset by a $35,000, or 24.0%, reduction in the amortization of intangible assets.

      Income taxes. Income taxes amounted to $412,000, or 29.8% of taxable income, for the quarter ended March 31, 2004, as compared to $674,000, or 35.8% of taxable income, for the quarter ended March 31, 2003. This reduction in income taxes is primarily due to a $498,000 decrease in net income before taxes. The reduction in the estimated effective rate was due to an increase in earnings from tax-advantaged assets.

Liquidity, Market Risk, and Capital Resources

      The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such in brokered deposits and Federal Home Loan Bank ("FHLB") advances. The Company has $71.9 million in additional advances available from its line of credit from the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company may also solicit brokered deposits for providing funds for asset growth; however, to date, the Company has not used such deposits to supplement its liquidity position.

      In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could effect the Company's liquidity position. At March 31, 2004, the Company had loan commitments of $14.3 million and unused lines of credit of $75.9 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

      The Company's most significant form of market risk is interest rate risk, as the Company's assets and liabilities are sensitive to changes in interest rates. The Company's Asset / Liability Committee ("ALCO") is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. There were no changes in the Company's asset or liability composition that could result in a material change in the Company's analysis of interest rate sensitivity as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2004, Citizens South Bank's level of capital exceeded all applicable regulatory requirements. Citizens South Bank's Tier I capital was $62.5 million, or 12.9% of adjusted total assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is included above in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity, Market Risk, and Capital Resources."

ITEM 4. Controls and Procedures

      Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and in timely alerting them to material information relating to the Company (or its consolidated subsidiaries) required to be filed in its periodic SEC filings.

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

Changes in Securities and Use of Proceeds

      During the three month period ended March 31, 2004, the Company repurchased 242,000 shares of common stock for $3.3 million, at an average cost of $13.64 per share as detailed in the following table:

--------------------------------------------------------------------------------------------------------------
                                                   Total Number of Shares    Maximum Number of Shares that May
             Total Number of    Average Price     Purchased as Part of the      be Purchased Under Current
 Period      Shares Purchased   Paid per Share    Current Repurchase Plan             Repurchase Plan
--------------------------------------------------------------------------------------------------------------
January          102,500            $13.62                455,735                         424,165
--------------------------------------------------------------------------------------------------------------
February          64,500            $13.66                520,235                         359,665
--------------------------------------------------------------------------------------------------------------
March             75,000            $13.64                595,235                         284,665
--------------------------------------------------------------------------------------------------------------
Total            242,000            $13.64                595,235                         284,665
--------------------------------------------------------------------------------------------------------------

      On October 20, 2003, the Company announced that the Board of Directors had authorized the repurchase of 879,900 shares, or approximately 10.0% of the Company's outstanding common stock. As of March 31, 2004, management had repurchased a total of 595,235 shares at an average price of $14.16 per share and had 284,665 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices that are considered to be attractive and in the best interests of both the Company and its investors.

Defaults Upon Senior Securities

      Not applicable.

Submission of Matters to a Vote of Security Holders

      There were no meetings of the shareholders during the quarter ended March 31, 2004.

Exhibits and Report on Form 8-K.

(a)   Exhibits:

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1  Written statement of Chief Executive Officer furnished pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2  Written statement of Chief Financial Officer furnished pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed the following reports on Form 8-K with the SEC during the quarter ended March 31, 2004:

      (1) January 26, 2004: The Company reported that it had issued two press releases regarding 1) earnings for the quarter and fiscal year ended December 31, 2003, and 2) the declaration of a $0.06 dividend for shareholders of record on February 1, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                      Citizens South Banking Corporation

Date: May 7, 2004                     By: /s/ Kim S. Price
                                          --------------------------------------
                                          Kim S. Price
                                          President and Chief Executive Officer

Date: May 7, 2004                     By: /s/ Gary F. Hoskins
                                          --------------------------------------
                                          Gary F. Hoskins
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer