Form 10-Q
period 2004-06-30
CITIZENS SOUTH BANKING CORP
filed 2004-08-09
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------
                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

          519 South New Hope Road, Gastonia, North Carolina 28054-4040
                    (Address of principal executive offices)

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

                          Common stock, $0.01 par value
               7,484,544 shares outstanding as of August 5, 2004.

Citizens South Banking Corporation

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements............................  1

        Consolidated Statements of Financial Condition
               June 30, 2004 and December 31, 2003 .........................  1

        Consolidated Statements of Operations
            three months and six months ended June 30, 2004 and 2003 .......  2

        Consolidated Statements of Comprehensive Income
            six months ended June 30, 2004 and 2003.........................  3

        Consolidated Statements of Changes in Stockholders' Equity
            six months ended June 30, 2004 and 2003.........................  4

        Consolidated Statements of Cash Flows
            six months ended June 30, 2004 and 2003.........................  5

        Notes to Consolidated Financial Statements..........................  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk..... 16

     Item 4.  Controls and Procedures....................................... 16

PART II. OTHER INFORMATION.................................................. 16

SIGNATURES.................................................................. 19

Exhibit 31.1   Certification of Chief Executive Officer Pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002............. 20

Exhibit 31.2   Certification of Chief Financial Officer Pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002............. 21

Exhibit 32.1   Statement of Chief Executive Officer Furnished Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002............. 22

Exhibit 32.2   Statement of Chief Financial Officer Furnished Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002............. 23

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Citizens South Banking Corporation
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

                                                                                 June 30,     December 31,
                                                                                   2004           2003
                                                                                -----------   ------------
                                                                                (unaudited)
Assets:
Cash and due from banks .....................................................    $   6,455     $   5,374
Interest-earning bank balances ..............................................       19,675         2,840
                                                                                 ---------     ---------
   Cash and cash equivalents ................................................       26,130         8,214
Investment securities available-for-sale, at fair value .....................       54,646        56,233
Mortgage-backed and related securities available-for-sale, at fair value ....       73,524        89,168
Loans receivable, net of unearned income ....................................      300,247       297,995
Allowance for loan losses ...................................................       (2,902)       (2,969)
                                                                                 ---------     ---------
   Loans, net ...............................................................      297,345       295,026
Real estate owned ...........................................................           79           145
Accrued interest receivable .................................................        1,557         1,943
Premises and equipment, net .................................................       17,390        14,939
Federal Home Loan Bank stock ................................................        2,550         2,915
Cash value of bank-owned life insurance policies ............................       12,639        12,317
Intangible assets ...........................................................        7,763         7,985
Other assets ................................................................        6,963         6,866
                                                                                 ---------     ---------
   Total assets .............................................................    $ 500,586     $ 495,751
                                                                                 =========     =========

Liabilities and Stockholders' Equity:
Demand deposit accounts .....................................................    $  48,027     $  43,686
Money market deposit accounts ...............................................       60,112        48,189
Savings accounts ............................................................       32,420        36,754
Time deposits ...............................................................      230,141       213,817
                                                                                 ---------     ---------
   Total deposits ...........................................................      370,700       342,446
Borrowed money ..............................................................       51,772        58,981
Deferred compensation .......................................................        5,651         6,165
Other liabilities ...........................................................          736           490
                                                                                 ---------     ---------
   Total liabilities ........................................................      428,859       408,082

Common stock, $0.01 par value, 20,000,000 shares authorized, 9,062,727
   shares issued and outstanding at June 30, 2004 and December 31, 2003 .....           91            91
Additional paid-in-capital ..................................................       68,280        68,280
Unallocated common stock held by Employee Stock Ownership Plan ..............       (1,887)       (1,979)
Retained earnings, substantially restricted .................................       29,679        28,824
Accumulated unrealized loss on securities available-for-sale, net of tax ....       (1,955)          (40)
Unearned compensation related to Recognition and Retention Plan .............       (1,712)       (1,979)
Treasury stock of 1,540,683 shares at June 30, 2004, and 392,414 shares
  at December 31, 2003, at cost .............................................      (20,769)       (5,528)
                                                                                 ---------     ---------
   Total stockholders' equity ...............................................       71,727        87,669
                                                                                 ---------     ---------
   Total liabilities and stockholders' equity ...............................    $ 500,586     $ 495,751
                                                                                 =========     =========

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                       Three Months                  Six Months
                                                                       Ended June 30,              Ended June 30,
                                                                    2004           2003          2004          2003
                                                                 ----------     ----------    ----------    ----------
Interest Income:
Loans .......................................................    $    3,836     $    4,364    $    7,722    $    8,833
Investment securities .......................................           472            272           957           689
Interest-bearing deposits ...................................            46             73            66           162
Mortgage-backed and related securities ......................           641            936         1,419         1,864
                                                                 ----------     ----------    ----------    ----------
  Total interest income .....................................         4,995          5,645        10,164        11,548

Interest Expense:
Deposits ....................................................         1,461          1,693         2,887         3,434
Borrowed funds ..............................................           450            593           895         1,180
                                                                 ----------     ----------    ----------    ----------
  Total interest expense ....................................         1,911          2,286         3,782         4,614
                                                                 ----------     ----------    ----------    ----------

Net interest income .........................................         3,084          3,359         6,382         6,934
Provision for loan losses ...................................            30             15            60            30
                                                                 ----------     ----------    ----------    ----------
  Net interest income after provision for loan losses .......         3,054          3,344         6,322         6,904

Noninterest Income:
Fee income on deposit accounts ..............................           553            525         1,183         1,008
Income on mortgage banking and other lending activities .....           185            287           279           553
Dividends on FHLB stock .....................................            22             27            46            58
Gain on sale of assets ......................................           180             45           470            60
Fair value adjustment on deferred compensation  assets ......           (37)           156            35           187
Other noninterest income ....................................           262            242           498           447
                                                                 ----------     ----------    ----------    ----------
  Total noninterest income ..................................         1,165          1,282         2,511         2,313

Noninterest Expense:
Compensation and benefits ...................................         1,539          1,498         3,096         2,986
Vesting expense for Recognition and Retention Plan ..........            81              0           267             0
Fair value adjustment on deferred compensation assets .......           (37)           156            35           187
Occupancy and equipment expense .............................           400            318           782           643
Professional services .......................................           125            211           236           332
Amortization of intangible assets ...........................           104            126           221           272
Loss on sale of assets ......................................             0              3             0            13
Other noninterest expense ...................................           650            743         1,456         1,331
                                                                 ----------     ----------    ----------    ----------
  Total noninterest expense .................................         2,862          3,055         6,093         5,764

Income before income taxes ..................................         1,357          1,571         2,740         3,453

Provision for income taxes ..................................           409            447           831         1,122
                                                                 ----------     ----------    ----------    ----------

Net income ..................................................    $      948     $    1,124    $    1,909    $    2,331
                                                                 ==========     ==========    ==========    ==========

Basic earnings per share ....................................    $     0.12     $     0.13    $     0.24    $     0.27
Diluted earnings per share ..................................    $     0.12     $     0.13    $     0.24    $     0.26

Basic average common shares outstanding .....................     7,780,751      8,660,195     8,024,668     8,708,740
Diluted average common shares outstanding ...................     7,891,635      8,808,915     8,117,736     8,840,222

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                 2004         2003
                                                                               --------     --------
Net income ................................................................    $  1,909     $  2,331
Other comprehensive income, net of tax:
    Unrealized gains on securities available for sale:
        Unrealized holding gains (losses) arising during period ...........      (1,625)         152
        Reclassification adjustment for (gains) included in net income ....        (290)         (27)
                                                                               --------     --------
    Other comprehensive income ............................................      (1,915)         125
                                                                               --------     --------

Comprehensive income (loss) ...............................................    $     (6)    $  2,456
                                                                               --------     --------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                     2004         2003
                                                                                   --------     --------
Common stock:
At beginning of period ........................................................    $     91     $     91
Issuance of common stock ......................................................           0            0
                                                                                   --------     --------
At end of period ..............................................................          91           91
                                                                                   --------     --------

Additional paid-in-capital:
At beginning of period ........................................................      68,280       68,176
Allocation from shares purchased with loan from ESOP ..........................           0            3
Exercise of options ...........................................................           0          125
                                                                                   --------     --------
At end of period ..............................................................      68,280       68,304
                                                                                   --------     --------

Unallocated common stock held by ESOP:
At beginning of period ........................................................      (1,979)      (2,161)
Allocation from shares purchased with loan from ESOP ..........................          92           91
                                                                                   --------     --------
At end of period ..............................................................      (1,887)      (2,070)
                                                                                   --------     --------

Retained earnings, substantially restricted:
At beginning of period ........................................................      28,824       28,739
Net income ....................................................................       1,909        2,331
Cash dividends declared on common stock .......................................      (1,054)      (1,079)
                                                                                   --------     --------
At end of period ..............................................................      29,679       29,991
                                                                                   --------     --------

Accumulated unrealized gain on securities available for sale, net of tax:
At beginning of period ........................................................         (40)       1,538
Other comprehensive results, net of tax .......................................      (1,915)         125
                                                                                   --------     --------
At end of period ..............................................................      (1,955)       1,663
                                                                                   --------     --------

Unearned compensation related to Recognition and Retention Plan:
At beginning of period ........................................................      (1,979)           0
Vesting of shares for plan ....................................................         267            0
                                                                                   --------     --------
At end of period ..............................................................      (1,712)           0
                                                                                   --------     --------

Treasury Stock:
At beginning of period ........................................................      (5,528)           0
Repurchase of common stock ....................................................     (15,241)      (2,723)
                                                                                   --------     --------
At end of period ..............................................................     (20,769)      (2,723)
                                                                                   --------     --------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                             2004         2003
                                                                                           --------     --------
Cash flows from operating activities:
  Net income ..........................................................................    $  1,909     $  2,331
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses .......................................................          60           30
      Depreciation ....................................................................         446          322
      Gain on sale of investments, available for sale .................................        (454)         (42)
      Gain on sale of other assets ....................................................         (16)          (5)
      Purchase of bank-owned life insurance ...........................................           0       (3,000)
      Deferred loan origination fees ..................................................         (16)         (83)
      Allocation of shares to the ESOP ................................................          92           91
      Vesting of shares for the Recognition and Retention Plan ........................         267            0
      (Increase) decrease in accrued interest receivable ..............................         386           84
      Amortization of intangible assets ...............................................         221          272
      Decrease in other assets ........................................................         878         (314)
      Decrease in other liabilities ...................................................        (746)         313
                                                                                           --------     --------
        Net cash provided by (used for) operating activities ..........................       3,027           (1)

Cash flows from investing activities:
  Net (increase) decrease in loans receivable .........................................      (2,362)       1,202
  Proceeds from the sale of investment securities .....................................       2,266        7,000
  Proceeds from the sale of mortgage-backed securities ................................       6,432          525
  Proceeds from the sale of other assets ..............................................          25        1,040
  Maturities and prepayments of investment securities .................................      12,184       10,008
  Maturities and prepayments of mortgage-backed securities ............................      11,948       12,037
  Purchases of investments ............................................................     (14,292)      (6,850)
  Purchases of mortgage-backed securities .............................................      (4,000)     (37,779)
  (Purchase) sale of FHLB stock .......................................................         365           65
  Capital expenditures for premises and equipment .....................................      (2,906)      (4,428)
                                                                                           --------     --------
        Net cash provided by (used for) investment activities .........................       9,660      (17,180)

Cash flows from financing activities:
  Net increase in deposits ............................................................      28,255        4,152
  Exercise of options .................................................................           0          125
  Dividends paid to stockholders ......................................................      (1,054)      (1,079)
  Repurchase of common stock ..........................................................     (15,241)      (2,723)
  Net increase (decrease) in borrowed money ...........................................      (7,244)       5,096
  Increase in advances from borrowers for insurance and taxes .........................         513          469
                                                                                           --------     --------
        Net cash provided by (used for) financing activities ..........................       5,229        6,040

Net increase (decrease) in cash and cash equivalents ..................................      17,916      (11,141)

Cash and cash equivalents at beginning of period ......................................       8,214       46,999
                                                                                           --------     --------

Cash and cash equivalents at end of period ............................................    $ 26,130     $ 35,858
                                                                                           ========     ========

See accompanying notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      In management's opinion, the accompanying consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three- and six-month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

      The Company's critical accounting policy relates to the evaluation of the allowance for loan losses, which is based on management's opinion of losses in the Company's existing portfolio. The allowance for loan losses is established through a provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in establishing the Company's allowance for loan losses could result in material changes in the Company's consolidated financial condition or consolidated results of operations. The Company's policies with respect to the methodology for determining the allowance for loan losses involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

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

                                             Three months ended        Six months ended
                                                  June 30,                 June 30,
                                            --------------------     --------------------
                                              2004        2003         2004        2003
                                              ----        ----         ----        ----
Net income (in thousands):
    As reported                             $    948    $  1,124     $  1,909    $  2,331
      Deduct: Total stock-based employee
      compensation cost determined under
      the fair value method, net of tax           16         (85)          28        (117)
                                            --------    --------     --------    --------
    Pro forma                               $    932    $  1,039     $  1,881    $  2,214
                                            --------    --------     --------    --------

Basic earnings per share:
    As reported                             $   0.12    $   0.13     $   0.24    $   0.27
    Pro forma                               $   0.12    $   0.12     $   0.23    $   0.25

Diluted earnings per share:
    As reported                             $   0.12    $   0.13     $   0.24    $   0.26
    Pro forma                               $   0.12    $   0.12     $   0.23    $   0.25

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the six-month periods ended June 30, 2004 and 2003: dividend yield of 2.0%, expected volatility of 30%, risk-free investment rate of 3.5%, and expected lives of seven years.

Note 2 - Use of Estimates

      The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 - Earnings per Share

      Earnings per share has been determined under the provisions of SFAS No. 128, Earnings Per Share. The only potential stock of the Company, as defined in SFAS No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the six months ended June 30, 2004 and 2003 (dollars in thousands, except per share data):

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                            ------------------------    ------------------------
                                               2004          2003          2004          2003
                                               ----          ----          ----          ----
Net income .............................    $      948    $    1,124    $    1,909    $    2,331

Weighted average outstanding shares ....     7,780,751     8,660,195     8,024,668     8,708,740
Dilutive effect of stock options .......       110,884       148,720        93,068       131,482
                                            ----------    ----------    ----------    ----------
Weighted average diluted shares ........     7,891,635     8,808,915     8,117,736     8,840,222

Diluted earnings per share .............    $     0.12    $     0.13    $     0.24    $     0.26

Note 4 - Dividend Declaration

      On July 19, 2004, the Board of Directors of the Company approved and declared a regular cash dividend of six and one-half cents per share of common stock to stockholders of record as of August 1, 2004, and payable on August 15, 2004.

Note 5 - Stock Repurchase Program

      On May 17, 2004, the Board of Directors of the Company authorized the repurchase of up to 815,000 shares, or approximately 10% of the Company's outstanding shares of common stock. The stock repurchase program may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. As of June 30, 2004, management had repurchased a total of 636,000 shares at an average price of $13.03 per share and had 179,000 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices that are considered to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

      In October 2003, the Company authorized the repurchase of up to 879,900 shares, or approximately 10% of the outstanding shares. This repurchase program was completed in May 2004, with the repurchase of 877,235 shares at an average price of $13.80. Also, in March 2003 the Company authorized the repurchase of up to 343,027 shares, or approximately 3.8% of the outstanding shares. This program was completed in September 2003, with the repurchase of 342,200 shares at an average price of $13.66.

Note 6 - Impact of Recently Issued Accounting Standards

      In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. This Staff Accounting Bulletin summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this Staff Accounting Bulletin are effective after March 31, 2004. The adoption of this Staff Accounting Bulletin did not have a material impact on the consolidated financial statements of the Company.

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

Comparison of Financial Condition

      Assets. Total assets of the Company increased by $4.8 million, or 1.0%, from $495.8 million as of December 31, 2003, to $500.6 million as of June 30, 2004. This increase in assets was primarily funded from a $28.3 million increase in deposits, the effects of which were offset by the repayment of $7.2 million in borrowed funds and the repurchase of 1.1 million shares of the Company's common stock for $15.2 million. During the six-month period cash and cash equivalents increased by $17.9 million, or 218.1%, to $26.1 million. Management expects to use this excess liquidity to repurchase common stock, to increase the origination of loans for portfolio, and to purchase short-term investment and mortgage-backed securities. Also during the period, mortgage-backed securities decreased $15.6 million, or 17.5%, to $73.5 million and investment securities decreased by $1.6 million, or 2.8%, to $54.6 million. During the six-month period, the Company sold $6.4 million in mortgage-backed securities and $2.3 million in investment securities in order to reduce the Company's level of interest rate risk and to generate gains to offset the expense from the vesting of a portion of the shares of stock issued by the Company's Recognition and Retention Plan approved by shareholders in 2003. Also, during the period, the Company had $12.1 million in investments that either matured or were called, the effects of which were offset by purchases of $14.3 million. The Company also purchased $4.0 million in mortgage-backed securities and received an additional $11.9 million in principal payments on mortgage-backed securities.

      Outstanding loans increased by $2.3 million, or 0.8%, to $297.3 million at June 30, 2004, as the origination of commercial and consumer loans began to outpace prepayments of residential mortgage loans. From December 31, 2003, to June 30, 2004, the percentage of residential mortgage loans to gross loans decreased from 38.3% to 31.8%. Management will seek to continue to grow the commercial and consumer loan portfolios in a safe and sound manner with an emphasis on adjustable-rate loans or shorter-term fixed rate loans. Management believes that these short-term and adjustable-rate commercial and consumer loans will have a positive impact on the Company's net interest margin as interest rates begin to increase.

      Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management's periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower's financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of June 30, 2004, the allowance for loan losses amounted to $2.9 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

                                         At and For the Three       At and For the Six
                                         Months Ended June 30,     Months Ended June 30,
                                         ---------------------     ---------------------
                                           2004         2003         2004         2003
                                           ----         ----         ----         ----
                                         (dollars in thousands)    (dollars in thousands)
Allowance for loan losses:
Beginning of period .................    $  2,998     $  3,000     $  2,969     $  2,995
Add:
    Provision for loan losses .......          30           15           60           30
    Recoveries ......................           0            0            1            2
Less:
    Charge-offs .....................         126           13          128           25
                                         --------     --------     --------     --------
End of period .......................    $  2,902     $  3,002     $  2,902     $  3,002

Nonaccrual loans ....................    $    928     $    802     $    928     $    802
Real estate owned ...................          79          146           79          146
                                         --------     --------     --------     --------
Nonperforming assets ................    $  1,007     $    948     $  1,007     $    948

 Allowance for loan losses as a
     percentage of total loans ......        0.97%        0.98%        0.97%        0.98%

Nonperforming loans to
     total loans ....................        0.31%        0.26%        0.31%        0.26%

Nonperforming assets to
      total assets ..................        0.20%        0.19%        0.20%        0.19%

      Liabilities. Total liabilities increased by $20.8 million, or 5.1%, from $408.1 million as of December 31, 2003, to $428.9 million as of June 30, 2004. This increase was primarily due to a $28.3 million, or 8.3%, increase in total deposits, the effects of which were partly offset by a $7.2 million, or 12.2%, decrease in borrowed funds. Growth in core deposits (checking accounts, savings accounts, and money market accounts) was strong during the six-month period, with such accounts increasing by $11.9 million, or 9.3%, to $140.6 million. This was primarily due to an aggressive marketing campaign directed at increasing the Company's number of checking account customers. Management will continue to focus on increasing the Company's core deposits in both the retail and commercial sectors. Time deposits increased during the six-month period by $16.3 million, or 7.6%, to $230.1 million. This increase was largely due to a marketing campaign commemorating the Company's 100th anniversary, which was used to secure deposits for one to two years at the current interest rates in anticipation of higher interest rates in the near future. During the six-month period, the Company reduced its outstanding borrowed funds by $7.2 million. This reduction was primarily due to the repayment of Federal Home Loan Bank daily rate advances that were used to fund an increase in loan demand at the end of 2003. These Federal Home Loan Bank advances were repaid from proceeds received from the increase in local deposits.

      Stockholders' Equity. Total stockholders' equity decreased by $15.9 million, or 18.2%, from $87.6 million as of December 31, 2003, to $71.7 million as of June 30, 2004. The decrease in stockholders' equity was primarily due to the repurchase of 1,160,000 shares of common stock for $15.3 million, at an average cost of $13.14 per share. In October 2003, the Company authorized the repurchase of up to 879,900 shares, or approximately 10% of the outstanding shares of common stock. This repurchase program was completed in May 2004 and the Board of Directors of the Company subsequently authorized the repurchase of an additional 815,000 shares, or approximately 10% of the Company's outstanding shares of common stock. As of June 30, 2004, management had repurchased a total of 636,000 shares under the current program at an average price of $13.03 per share and had 179,000 shares remaining to be repurchased. Management will consider repurchasing additional shares of common stock of the Company at prices that are considered to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. In addition, the Company paid cash dividends totaling $1.1 million during the six-month period, representing $0.13 per share, and posted a $1.9 million increase in unrealized losses on available for sale securities due to an increase in market interest rates. These decreases in equity were partially offset by $1.9 million in earnings during the period.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003

      General. Net income for the Company for the three months ended June 30, 2004, amounted to $948,000, or $0.12 per diluted share, as compared to $1.1 million, or $0.13 per diluted share, for the three months ended June 30, 2003.

      Net interest income. Net interest income decreased by $275,000, or 8.2%, to $3.1 million for the three months ended June 30, 2004. Interest income decreased by $650,000, or 11.5%, primarily as a result of a 50 basis point, or 9.9%, decrease in the average yield on earning assets to 4.55%. The decrease in yield was primarily due to a 50 basis point decrease in the prime lending rate at the end of the second quarter of 2003. In addition, the average outstanding balance of interest earning assets decreased by $8.7 million, or 1.9%, to $446.0 million. This decrease in average interest earning assets related to the Company's funding of the repurchase of $22.3 million shares of the Company's common stock. Interest expense decreased by $375,000, or 16.4%, between the periods. This reduction in interest expense was due to a 46 basis point, or 19.2%, reduction in the average cost of funds to 1.93%. This decrease in the cost of funds was partially offset by a $12.2 million, or 3.2%, increase in the average balance of interest-bearing liabilities to $395.6 million. Average interest-bearing liabilities increased primarily as a result of a $10.7 million increase in average core deposits (checking accounts, savings accounts, and money market accounts). The net interest margin for the Company was 2.47% for the quarter ended June 30, 2004, compared to 2.69% for the quarter ended June 30, 2003. This decrease was primarily the result of an increased level of mortgage loan refinancings and decreases in the yield on prime-based consumer and commercial loans.

      Provision for loan losses. The provision for loan losses amounted to $30,000 for the three months ended June 30, 2004, compared to $15,000 for the three months ended June 30, 2003. The allowance for loan losses has remained relatively stable at $2.9 million, or 0.97% of total loans, as of June 30, 2004, compared to $3.0 million, or 0.98% as of June 30, 2003. While the Company continued to emphasize commercial and consumer loans, in addition to residential mortgage loans, the Company's ratio of nonperforming loans to total loans remains below our peer group average, at 0.31% of total loans on June 30, 2004, compared to 0.26% of total loans on June 30, 2003.

      Noninterest income. Noninterest income decreased to $1.1 million for the three months ended June 30, 2004, as compared to $1.3 million for the three months ended June 30, 2003. This represented a decrease of $117,000, or 9.1%. This decrease was primarily due to a $193,000 fair value adjustment on deferred compensation assets, the effects of which are offset by a corresponding decrease in compensation expense. Also, the Company experienced a $102,000, or 35.5 %, decrease in fees generated from mortgage brokerage and other lending activities. Mortgage banking activity has decreased due to higher interest rates resulting in fewer residential loan originations. Management expects that the level of residential loan originations in 2004 will continue to be significantly less than the 2003 level. The decreases in noninterest income were partly offset by a $28,000, or 5.3%, increase in fee income on deposit accounts and a $20,000, or 8.3%, increase in other income. Fee income on deposits improved due to an increased number of deposit customers. Management has focused on growing the number of deposit customers and increasing the number of banking products used by existing customers. The increase in other income was primarily due to a $28,000 increase in the cash value of bank-owned life insurance, resulting from the purchase of an additional $3.0 million in bank-owned life insurance in 2003

      During the quarter ended June 30, 2004, the Company recognized a gain of $180,000 on the sale of $1.0 million in investment securities and a small parcel of real estate owned. The purpose of the sales was to generate sufficient gains to offset the $81,000 expense from the vesting of shares of stock issued to a retiring Director through the Company's Recognition and Retention Plan approved by stockholders in 2003. During the quarter ended June 30, 2003, the Company recognized a gain of $45,000 on the sale of $5.0 million in investment securities.

      Noninterest expense. Noninterest expense decreased from $3.1 million for the quarter ended June 30, 2003, to $2.9 million for the quarter ended June 30, 2004. This represents a decrease of $193,000, or 6.3%. This decrease was partly due to a $193,000 reduction in the fair value adjustment on deferred compensation assets, the effects of which were offset by a corresponding decrease in noninterest income. In addition, the Company experienced an $86,000, or 40.8%, decrease in professional services, a $22,000, or 17.5%, decrease in the amortization of intangible assets, and a $93,000, or 12.5%, reduction in other noninterest expenses. These decreases were partly offset by an $81,000 expense from the vesting of a portion of the stock issued to a retiring Director through the Company's Recognition and Retention Plan. Also, the Company experienced increases of $41,000, or 2.7%, in compensation and benefits and $82,000, or 25.8%, in occupancy and equipment expense. These expenses increased due, in part, to the opening of the Company's tenth full-service office in the second quarter of 2003, and the relocation of an existing office in the second quarter of 2004.

      Income taxes. Income taxes amounted to $409,000, or 30.1% of taxable income, for the quarter ended June 30, 2004, as compared to $447,000, or 28.5% of taxable income, for the quarter ended June 30, 2003. This reduction in income taxes is primarily due to a $214,000 decrease in net income before taxes.

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003

      General. Net income for the Company for the six months ended June 30, 2004, amounted to $1.9 million, or $0.24 per diluted share, as compared to $2.3 million, or $0.26 per diluted share, for the six months ended June 30, 2003.

      Net interest income. Net interest income decreased by $552,000, or 8.0% to $6.4 million for the six months ended June 30, 2004. Interest income decreased by $1.4 million, or 12.0%, primarily as a result of a 52 basis point, or 10.1%, decrease in the average yield on earning assets to 4.65%. The decrease in yield was primarily due to a 50 basis point decrease in the prime lending rate during the second quarter of 2003. In addition, the average outstanding balance of interest earning assets decreased by $11.1 million, or 2.4%, to $442.9 million. This decrease in average interest earning assets related to the Company's funding of the repurchase of $22.3 million of shares of common stock. Interest expense decreased by $833,000, or 18.1%, during the period. This reduction in interest expense was due to a 51 basis point, or 20.7%, reduction in the average cost of funds to 1.95%. This decrease in the cost of funds was partially offset by a $10.2 million, or 2.7%, increase in the average balance of interest-bearing liabilities to $389.3 million. Average interest-bearing liabilities increased primarily as a result of an $11.1 million increase in average core deposits (checking accounts, savings accounts, and money market accounts). The net interest margin for the Company was 2.58% for the six months ended June 30, 2004, compared to 2.79% for the six months ended June 30, 2003. This decrease was primarily the result of an increased level of mortgage loan refinancings and decreases in the yield on prime-based consumer and commercial loans.

      Provision for loan losses. The provision for loan losses amounted to $60,000 for the six months ended June 30, 2004, compared to $30,000 for the six months ended June 30, 2003. The allowance for loan losses has remained relatively stable at $2.9 million, or 0.97% of total loans, as of June 30, 2004, compared to $3.0 million, or 0.98% as of June 30, 2003. While the Company continued to emphasize commercial and consumer loans, in addition to residential mortgage loans, the Company's ratio of nonperforming loans to total loans remains below our peer group average, at 0.31% of total loans on June 30, 2004, compared to 0.26% of total loans on June 30, 2003.

      Noninterest income. Noninterest income increased to $2.5 million for the six months ended June 30, 2004, as compared to $2.3 million for the six months ended June 30, 2003. This represented an increase of $198,000, or 8.6%. This increase was partly due to a $175,000, or 17.4%, increase in fee income on deposit accounts and a $51,000, or 11.4%, increase in other noninterest income. Fee income on deposits improved due to an increased number of deposit customers. Management has focused on growing the number of deposit customers and increasing the number of banking products used by existing customers. The increase in other noninterest income was primarily due to a $73,000, or 28.6%, increase in the cash value of bank-owned life insurance policies as a result of the purchase of an additional $3.0 million in such policies during 2003. Fee income from mortgage brokerage and other lending activities decreased by $274,000, or 49.6 % due to lower levels of residential loan originations during 2004. Management expects that the level of residential loan originations in 2004 will continue to be significantly less than the 2003 level. Also, during the period, the fair value adjustment on deferred compensation assets decreased by $152,000, the effects of which were offset by a corresponding decrease in compensation expense.

      During the six months ended June 30, 2004, the Company recognized a gain of $470,000 on the sale of $2.3 million in investment securities and $6.4 million in mortgage-backed securities. The purpose of the sale was to offset the expense from the vesting of a portion of the shares of stock issued by the Company's Recognition and Retention Plan approved by the shareholders in 2003 and to reduce the Company's level of interest rate risk. During the six months ended June 30, 2003, the Company recognized a gain of $60,000 resulting from the sale of $5.0 million in investment securities.

      Noninterest expense. Noninterest expense amounted to $6.1 million for the six months ended June 30, 2004, compared to $5.8 million for the six months ended June 30, 2003, representing an increase of $329,000, or 5.7%. This increase was partly due to the $267,000 expense from the vesting of a portion of the stock issued through the Company's Recognition and Retention Plan. Also, compensation increased by $110,000, or 3.7%, and occupancy and equipment expense increased by $139,000, or 21.6%, due in part to the opening of the Company's tenth full-service office in the second quarter of 2003, and the relocation of an existing office in the second quarter of 2004. These increases were offset, in part, by a $96,000, or 28.9%, decrease in professional services and a $51,000, or 18.8%, reduction in amortization of core deposit intangible. Also, the fair value adjustment on deferred compensation assets was $152,000 lower during the six months ended June 30, 2004, compared to the same period in 2003. The effects of this reduction were offset by a corresponding decrease of noninterest income.

      Income taxes. Income taxes amounted to $831,000, or 30.3% of taxable income, for the six months ended June 30, 2004, as compared to $1.1 million, or 32.5% of taxable income, for the six months ended June 30, 2003. This reduction in income taxes is primarily due to a $713,000 decrease in net income before taxes. The reduction in the estimated effective rate was due to an increase in earnings from tax-advantaged assets.

Liquidity, Market Risk, and Capital Resources

      The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such in brokered deposits and Federal Home Loan Bank of Atlanta ("FHLB") advances. The Company has $73.6 million in additional advances available from its line of credit from the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company may also solicit brokered deposits for providing funds for asset growth; however, to date, the Company has not used such deposits to supplement its liquidity position.

      In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could effect the Company's liquidity position. At June 30, 2004, the Company had loan commitments of $7.2 million and unused lines of credit of $73.2 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

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

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of June 30, 2004, Citizens South Bank's level of capital exceeded all applicable regulatory requirements. Citizens South Bank's Tier I capital was $61.1 million, or 12.4% of adjusted total assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

Changes in Securities and Use of Proceeds

         During the six-month period ended June 30, 2004, the Company repurchased 1,160,000 shares of common stock for $15.2 million, at an average cost of $13.14 per share as detailed in the following table:

----------------------------------------------------------------------------------------------------------
                                                    Total Number of Shares      Maximum Number of Shares
              Total Number of     Average Price    Purchased as Part of the    that May be Purchased Under
  Period      Shares Purchased    Paid per Share   Current Repurchase Plan      Current Repurchase Plan
----------------------------------------------------------------------------------------------------------
January            102,500            $13.62                     0                             0
----------------------------------------------------------------------------------------------------------
February            64,500            $13.66                     0                             0
----------------------------------------------------------------------------------------------------------
March               75,000            $13.64                     0                             0
----------------------------------------------------------------------------------------------------------
April               40,000            $13.22                     0                             0
----------------------------------------------------------------------------------------------------------
May                470,500            $12.99               228,500                       586,500
----------------------------------------------------------------------------------------------------------
June               407,500            $13.07               636,000                       179,000
----------------------------------------------------------------------------------------------------------
Total            1,160,000            $13.14               636,000                       179,000
----------------------------------------------------------------------------------------------------------

      On May 17, 2004, the Board of Directors of the Company authorized the repurchase of up to 815,000 shares, or approximately 10% of the Company's outstanding shares of common stock. The stock repurchase program may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. As of June 30, 2004, management had repurchased a total of 636,000 shares at an average price of $13.03 per share and had 179,000 shares remaining to be repurchased under this plan.

Defaults Upon Senior Securities

      Not applicable.

Submission of Matters to a Vote of Security Holders

      The following proposals were considered and acted upon at the Annual Meeting of Stockholders of the Company held on May 10, 2004:

Proposal 1: To consider the election of two Directors to the Board of Directors.

      Kim S. Price                   For  6,945,400           Withheld  46,306
      Eugene R. Matthews, II         For  6,889,265           Withheld  102,441

Proposal 2: To consider the ratification of the appointment of Cherry, Bekaert, & Holland, L.L.P. as auditors for the Company for the fiscal year ending December 31, 2004.

      For  6,878,738                 Against  91,010          Abstain  21,958

Exhibits and Report on Form 8-K.

(a)   Exhibits:

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Written statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Written statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed the following reports on Form 8-K with the SEC during the quarter ended June 30, 2004:

      (1) April 19, 2004: The Company reported that it had issued two press releases regarding 1) earnings for the quarter ended March 31, 2004, and 2) the declaration of a $0.065 dividend for shareholders of record on May 1, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       Citizens South Banking Corporation


Date: August 9, 2004                   By: /s/ Kim S. Price
                                           -------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer


Date: August 9, 2004                   By: /s/ Gary F. Hoskins
                                           -------------------------------------
                                           Gary F. Hoskins
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer