Form 10-Q
period 2004-09-30
CITIZENS SOUTH BANKING CORP
filed 2004-11-09
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                         Commission File Number 0-23971

                       Citizens South Banking Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            54-2069979
- -------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

          519 South New Hope Road, Gastonia, North Carolina 28054-4040
          ------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (704) 868-5200


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

                          Common stock, $0.01 par value
              7,432,044 shares outstanding as of November 9, 2004.

Citizens South Banking Corporation

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements...........................   1

           Consolidated Statements of Financial Condition
               September 30, 2004 and December 31, 2003 ..................   1

           Consolidated Statements of Operations
               three months and nine months ended September 30, 2004
               and 2003 ..................................................   2

           Consolidated Statements of Comprehensive Income
               nine months ended September 30, 2004 and 2003..............   3

           Consolidated Statements of Changes in Stockholders'
               Equity nine months ended September 30, 2004 and 2003.......   4

           Consolidated Statements of Cash Flows
               nine months ended September 30, 2004 and 2003..............   5

           Notes to Consolidated Financial Statements.....................   6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   9

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk.................................................  16

      Item 4. Controls and Procedures.....................................  16

PART II. OTHER INFORMATION................................................  16

SIGNATURES................................................................  19

Exhibit 31.1      Certification of Chief Executive Officer
                  Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002............................................   20

Exhibit 31.2      Certification of Chief Financial Officer Pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.......   21

Exhibit 32.1      Statement of Chief Executive Officer Furnished
                  Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002............................................   22

Exhibit 32.2      Statement of Chief Financial Officer Furnished
                  Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002............................................   23

PART I. FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

Citizens South Banking Corporation
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

                                                                                  September 30,      December 31,
                                                                                      2004              2003
                                                                                  -------------      ------------
                                                                                   (unaudited)
Assets:
Cash and due from banks......................................................     $    6,097         $    5,374
Interest-earning bank balances...............................................            850              2,840
                                                                                  ----------         ----------
   Cash and cash equivalents.................................................          6,947              8,214
Investment securities available-for-sale, at fair value......................         55,983             56,233
Mortgage-backed and related securities available-for-sale, at fair value.....         86,485             89,168
Loans receivable, net of unearned income.....................................        311,380            297,995
Allowance for loan losses....................................................         (2,916)            (2,969)
                                                                                  ----------         ----------
   Loans, net................................................................        308,464            295,026
Real estate owned ...........................................................            227                145
Accrued interest receivable..................................................          1,614              1,943
Premises and equipment, net..................................................         17,689             14,939
Federal Home Loan Bank stock.................................................          2,900              2,915
Cash value of bank-owned life insurance policies ............................         12,779             12,317
Intangible assets............................................................          7,659              7,985
Other assets.................................................................          6,039              6,866
                                                                                  ----------         ----------
   Total assets..............................................................     $  506,786         $  495,751
                                                                                  ==========         ==========

Liabilities and Stockholders' Equity:
Demand deposit accounts......................................................     $   50,491         $   43,686
Money market deposit accounts................................................         67,410             48,189
Savings accounts ............................................................         29,618             36,754
Time deposits................................................................        224,085            213,817
                                                                                  ----------         ----------
   Total deposits............................................................        371,604            342,446
Borrowed money...............................................................         55,819             58,981
Deferred compensation........................................................          5,751              6,165
Other liabilities............................................................            942                490
                                                                                  ----------         ----------
   Total liabilities.........................................................        434,116            408,082

Common stock, $0.01 par value, 20,000,000 shares authorized, 9,062,727 shares issued and outstanding at September 30, 2004 and
   December 31, 2003.........................................................             91                 91
Additional paid-in-capital...................................................         68,280             68,280
Unallocated common stock held by Employee Stock Ownership Plan ..............         (1,842)            (1,979)
Retained earnings, substantially restricted..................................         29,967             28,824
Accumulated unrealized loss on securities available-for-sale, net of tax.....           (439)               (40)
Unearned compensation related to Recognition and Retention Plan..............         (1,712)            (1,979)
Treasury stock of 1,610,683 shares at September 30, 2004, and 392,414
  shares at December 31, 2003, at cost.......................................        (21,675)            (5,528)
                                                                                  ----------         ----------
   Total stockholders' equity................................................         72,670             87,669
                                                                                  ----------         ----------
   Total liabilities and stockholders' equity ...............................     $  506,786         $  495,751
                                                                                  ==========         ==========

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                    Three Months              Nine Months
                                                                 Ended September 30,      Ended September 30,
                                                                 -------------------      -------------------
                                                                   2004        2003          2004        2003
                                                                   ----        ----          ----        ----
Interest Income:
Loans.......................................................    $  4,044     $  4,077     $ 11,752     $ 12,910
Investment securities.......................................         490          311        1,448        1,000
Interest-bearing deposits...................................          47           57          113          219
Mortgage-backed and related securities......................         737          761        2,155        2,625
                                                                --------     --------     --------     --------
  Total interest income.....................................       5,318        5,206       15,468       16,754

Interest Expense:
Deposits....................................................       1,591        1,603        4,478        5,037
Borrowed funds..............................................         467          599        1,362        1,779
                                                                --------     --------     --------     --------
  Total interest expense....................................       2,058        2,202        5,840        6,816
                                                                --------     --------     --------     --------

Net interest income.........................................       3,260        3,004        9,628        9,938
Provision for loan losses...................................          60           15          120           45
                                                                --------     --------     --------     --------
  Net interest income after provision for loan losses.......       3,200        2,989        9,508        9,893

Noninterest Income:
Fee income on deposit accounts..............................         644          614        1,801        1,791
Income on mortgage banking and other lending activities.....         140          241          427          754
Dividends on FHLB stock.....................................          24           21           69           79
Gain on sale of assets......................................          13          108          483          168
Fair value adjustment on deferred compensation assets.......          45           (8)          80          179
Other noninterest income....................................         210          183          707          630
                                                                --------     --------     --------     --------
  Total noninterest income..................................       1,076        1,159        3,567        3,601

Noninterest Expense:
Compensation and benefits...................................       1,504        1,511        4,596        4,498
Vesting expense for Recognition and Retention Plan..........           0            0          267            0
Fair value adjustment on deferred comp. obligations.........          45           (8)          80          179
Occupancy and equipment expense.............................         510          349        1,286          993
Professional services.......................................         136          113          392          444
Amortization of intangible assets...........................         104           91          320          323
Loss on sale of assets......................................          23           85           23           99
Prepayment penalty on FHLB advances.........................           0        1,289            0        1,289
Other noninterest expense...................................         942          718        2,360        2,217
                                                                --------     --------     --------     --------
  Total noninterest expense.................................       3,264        4,148        9,324       10,042

Income before income taxes..................................       1,012            0        3,751        3,452

Provision for income taxes..................................         242          (94)       1,072        1,028
                                                                --------     --------     --------     --------

Net income..................................................    $    770     $     94     $  2,679      $ 2,424
                                                                ========     ========     ========      =======

Basic earnings per share....................................    $   0.11     $   0.01     $   0.35      $  0.28
Diluted earnings per share..................................    $   0.11     $   0.01     $   0.34      $  0.28

Basic average common shares outstanding.....................   7,213,577    8,596,575    7,755,483    8,670,591
Diluted average common shares outstanding...................   7,323,021    8,742,819    7,854,010    8,810,380

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            -------------------------
                                                                               2004           2003
                                                                               ----           ----

Net income................................................................  $    2,679     $    2,424
Other comprehensive income, net of tax:
    Unrealized gains on securities available for sale:
        Unrealized holding gains arising during period....................         689          1,183
        Reclassification adjustment for (gains) included in net income....        (290)           (43)
                                                                            ----------     ----------
    Other comprehensive income............................................         399          1,140
                                                                            ----------     ----------
Comprehensive income .....................................................  $    3,078     $    3,564
                                                                            ----------     ----------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                 -------------------------
                                                                                     2004           2003
                                                                                     ----           ----

Common stock:
At beginning of period.........................................................  $       91     $       91
Issuance of common stock.......................................................           0              0
                                                                                 ----------     ----------
At end of period...............................................................          91             91
                                                                                 ----------     ----------
Additional paid-in-capital:
At beginning of period.........................................................      68,280         68,176
Allocation from shares purchased with loan from ESOP...........................           0              1
Exercise of options............................................................           0            150
                                                                                 ----------     ----------
At end of period...............................................................      68,280         68,327
                                                                                 ----------     ----------
Unallocated common stock held by ESOP:
At beginning of period.........................................................      (1,979)        (2,162)
Allocation from shares purchased with loan from ESOP...........................         137            138
                                                                                 ----------     ----------
At end of period...............................................................      (1,842)        (2,024)
                                                                                 ----------     ----------
Retained earnings, substantially restricted:
At beginning of period.........................................................      28,823         28,739
Net income.....................................................................       2,679          2,424
Cash dividends declared on common stock........................................      (1,535)        (1,614)
                                                                                 ----------     ----------
At end of period...............................................................      29,967         29,549
                                                                                 ----------     ----------
Accumulated unrealized gain on securities available for sale, net of tax:
At beginning of period.........................................................         (40)         1,538
Other comprehensive results, net of tax........................................        (399)        (1,139)
                                                                                 ----------     ----------
At end of period...............................................................        (439)           399
                                                                                 ----------     ----------
Unearned compensation related to Recognition and Retention Plan:
At beginning of period.........................................................      (1,979)             0
Vesting of shares for plan.....................................................         267              0
                                                                                 ----------     ----------
At end of period...............................................................      (1,712)             0
                                                                                 ----------     ----------
Treasury Stock:
At beginning of period.........................................................      (5,528)             0
Repurchase of common stock.....................................................     (16,147)        (4,675)
                                                                                 ----------     ----------
At end of period...............................................................     (21,675)        (4,675)
                                                                                 ----------     ----------

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                      -------------------------
                                                                                          2004          2003
                                                                                          ----          ----

Cash flows from operating activities:
  Net income........................................................................  $    2,679     $    2,424
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses.....................................................         120             45
      Depreciation..................................................................         743            494
      Gain on sale of investments, available for sale...............................        (454)           (68)
      Gain on sale of other assets .................................................          (6)            (1)
      Purchase of bank-owned life insurance.........................................           0         (3,000)
      Deferred loan origination fees................................................         (36)            56
      Allocation of shares to the ESOP..............................................         137            140
      Vesting of shares for the Recognition and Retention Plan......................         267              0
      Decrease in accrued interest receivable.......................................         329            130
      Amortization of intangible assets ............................................         320            323
      Decrease in other assets......................................................         477            772
      Decrease in other liabilities.................................................        (380)        (2,204)
                                                                                      ----------     ----------
        Net cash provided by (used for) operating activities........................       4,196           (889)

Cash flows from investing activities:
  Net (increase) decrease in loans receivable.......................................     (13,522)        11,106
  Proceeds from the sale of investment securities...................................       2,266          7,000
  Proceeds from the sale of mortgage-backed securities..............................       6,432         11,233
  Proceeds from the sale of other assets  ..........................................          91          1,040
  Maturities and prepayments of investment securities...............................      17,914         10,039
  Maturities and prepayments of mortgage-backed securities..........................      17,751         27,051
  Purchases of investments..........................................................     (20,298)       (30,850)
  Purchases of mortgage-backed securities...........................................     (21,330)       (54,549)
  Sale of FHLB stock................................................................          15             64
  Capital expenditures for premises and equipment...................................      (3,513)        (5,483)
                                                                                      ----------     ----------
        Net cash used for investment activities.....................................     (14,194)       (23,349)

Cash flows from financing activities:
  Net increase (decrease) in deposits...............................................      29,158         (1,243)
  Exercise of options...............................................................           0            150
  Dividends paid to stockholders....................................................      (1,535)        (1,615)
  Repurchase of common stock........................................................     (16,147)        (4,676)
  Net increase (decrease) in borrowed money.........................................      (3,162)         3,880
  Increase in advances from borrowers for insurance and taxes.......................         417            270
                                                                                      ----------     ----------
        Net cash provided by (used for) financing activities........................       8,731         (3,234)

Net decrease in cash and cash equivalents...........................................      (1,267)       (27,472)

Cash and cash equivalents at beginning of period....................................       8,214         46,999
                                                                                      ----------     ----------
Cash and cash equivalents at end of period..........................................  $    6,947     $   19,527
                                                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      In management's opinion, the accompanying consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three- and nine-month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      The consolidated financial statements include the accounts of Citizens South Banking Corporation (the "Company") and the Company's wholly owned subsidiary, Citizens South Bank (the "Bank").

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

                                                         Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                     ----------------------------       -----------------------------
                                                        2004           2003                   2004         2003
                                                        ----           ----                   ----         ----
Net income (in thousands):
         As reported                                 $       770     $         94       $      2,679     $      2,424
    Deduct: Total stock-based employee
            compensation cost determined under
            the fair value method, net of tax                 (2)              (3)               (19)             (81)
                                                     -----------     ------------       ------------     ------------
Pro forma                                            $       768     $         91       $      2,660     $      2,343
                                                     -----------     ------------       ------------     ------------

Basic earnings per share:
         As reported                                 $      0.11     $       0.01       $       0.35     $       0.28
         Pro forma                                   $      0.11     $       0.01       $       0.34     $       0.27

Diluted earnings per share:
         As reported                                 $      0.11     $       0.01       $       0.34     $       0.28
         Pro forma                                   $      0.11     $       0.01       $       0.34     $       0.27

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the nine-month periods ended September 30, 2004 and 2003: dividend yield of 2.0%, expected volatility of 30%, risk-free investment rate of 3.5%, and expected lives of seven years.

Note 2 - Use of Estimates

      The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 - Earnings per Share

      Earnings per share has been determined under the provisions of SFAS No. 128, Earnings Per Share. The only potential stock of the Company, as defined in SFAS No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the nine months ended September 30, 2004 and 2003 (dollars in thousands, except per share data):

                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                      September 30,
                                            ------------------------         ----------------------------
                                                2004          2003              2004             2003
                                                ----          ----              ----             ----
Net income...............................   $       770    $      94         $    2,679     $       2,424

Weighted average outstanding shares .....                  7,213,577          8,596,575         7,755,483
8,670,591................................
Dilutive effect of stock options ........       109,444      146,244             98,527           139,789
                                            -----------    ---------         ----------     -------------
Weighted average diluted shares .........     7,323,021    8,742,819          7,854,010         8,810,380

Diluted earnings per share...............   $      0.11    $    0.01         $     0.34     $        0.28

Note 4 - Dividend Declaration

      On October 18, 2004, the Board of Directors of the Company approved and declared a regular cash dividend of six and one-half cents per share of common stock to stockholders of record as of November 1, 2004, and payable on November 15, 2004.

Note 5 - Stock Repurchase Program

      On May 17, 2004, the Board of Directors of the Company authorized the repurchase of up to 815,000 shares, or approximately 10%, of the Company's outstanding shares of common stock. The stock repurchase program may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. As of September 30, 2004, management had repurchased a total of 706,000 shares at an average price of $13.03 per share and had 109,000 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

      In October 2003, the Company authorized the repurchase of up to 879,900 shares, or approximately 10%, of the outstanding shares. This repurchase program was completed in May 2004, with the repurchase of 877,235 shares at an average price of $13.80. Also, in March 2003 the Company authorized the repurchase of up to 343,027 shares, or approximately 3.8% of the outstanding shares. This program was completed in September 2003, with the repurchase of 342,200 shares at an average price of $13.66.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements provided that the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in the Company's forward looking statements. Factors that may cause actual results to differ materially from those projected in the forward looking statements include, but are not limited to, general economic conditions that are less favorable than expected, changes in market interest rates that result in reduced interest margins, risks in the loan portfolio, including prepayments, that are greater than expected, legislation or regulatory changes that have a less than favorable impact on the business of the Company are enacted, and competitive pressures increase significantly. Statements included in this report should be read in conjunction with the Company's Annual Report on Form 10-K, which is incorporated into this discussion by this reference. Forward looking statements speak only as of the date they are made and the Company does not undertake to update forward looking statements to reflect circumstances or events that occur after the date of the forward looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition

      Assets. Total assets of the Company increased by $11.0 million, or 2.2%, from $495.8 million as of December 31, 2003, to $506.8 million as of September 30, 2004. This increase in assets was primarily funded by a $29.2 million increase in deposits, the effects of which were partially offset by the repayment of $3.2 million in borrowed funds and the repurchase of 1,230,000 shares of the Company's common stock for $16.1 million. During the nine-month period cash and cash equivalents decreased by $1.3 million, or 15.4%, to $6.9 million, primarily due to the repurchase of common stock and an increase in outstanding loans. Also during the period, mortgage-backed securities decreased $2.7 million, or 3.0%, to $86.5 million and investment securities decreased by $250,000, or 0.4%, to $56.0 million. During the nine-month period, the Company sold $6.4 million in mortgage-backed securities and $2.3 million in investment securities, partly in an effort to reduce the Company's level of interest rate risk. Also, during the period, the Company had $17.9 million in investment securities that either matured or were called, the effects of which were offset by purchases of $20.3 million. The Company also purchased $21.3 million in mortgage-backed securities and received an additional $17.8 million in principal payments on mortgage-backed securities. Management expects the investment and mortgage-backed securities portfolios to decrease as a percentage of total assets as the cash flows generated from these investments are reinvested into the loan portfolio.

      Loans receivable increased by $13.4 million, or 4.5%, to $311.4 million at September 30, 2004, as the origination of commercial and consumer loans began to outpace prepayments on residential mortgage loans. From December 31, 2003 to September 30, 2004, the percentage of residential mortgage loans to gross loans decreased from 38.3% to 31.2%. Management will seek to continue to grow the commercial and consumer loan portfolios in a safe and sound manner with an emphasis on adjustable-rate loans and shorter-term fixed rate loans. Management expects that these short-term and adjustable-rate commercial and consumer loans will have a positive impact on the Company's net interest margin if short-term interest rates continue to increase.

      Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management's periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower's financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of September 30, 2004, the allowance for loan losses was $2.9 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

                                          At and For the Three             At and For the Nine
                                       Months Ended September 30,       Months Ended September 30,
                                    -----------------------------     -----------------------------
                                       2004                2003          2004               2003
                                       ----                ----          ----               ----
                                        (dollars in thousands)            (dollars in thousands)
Allowance for loan losses:
Beginning of period .............   $    2,902          $   3,002     $    2,969         $    2,995
Add:
    Provision for loan losses....           60                 15            120                 45
    Recoveries...................            2                  3              3                  5
Less:
    Charge-offs..................           48                 13            176                 38
                                    ----------          ---------     ----------         ----------
End of period....................   $    2,916          $   3,007     $    2,916         $    3,007

Nonaccrual loans.................   $    1,570          $   1,102     $    1,570         $    1,102
Real estate owned................          227                169            227                169
                                    ----------          ---------     ----------         ----------
Nonperforming assets.............   $    1,797          $   1,271     $    1,797         $    1,271

 Allowance for loan losses as a
     percentage of total loans...        0.94%              1.01%          0.94%              1.01%

Nonperforming loans to
     total loans.................        0.50%              0.38%          0.50%              0.38%

Nonperforming assets to
      total assets...............        0.35%              0.26%          0.35%              0.26%

      Liabilities. Total liabilities increased by $26.0 million, or 6.4%, from $408.1 million as of December 31, 2003, to $434.1 million as of September 30, 2004. This increase was primarily due to a $29.2 million, or 8.5%, increase in total deposits, the effects of which were partly offset by a $3.2 million, or 5.4%, decrease in borrowed funds. Core deposits (checking accounts, savings accounts and money market accounts) increased by $18.9 million, or 14.7%, during the nine month period to $147.5 million. This was primarily due to a continued emphasis on increasing the Company's number of retail and business checking account customers. Time deposits increased during the nine-month period by $10.3 million, or 4.8%, to $224.1 million. This increase was largely due to a marketing campaign during the second quarter commemorating the Bank's 100th anniversary. During the nine-month period, the Company reduced its outstanding borrowed funds by $3.2 million. This reduction was primarily due to the repayment of Federal Home Loan Bank daily rate advances that were used to fund an increase in loan demand at the end of 2003. These Federal Home Loan Bank advances were repaid from proceeds received from the increase in local deposits.

      Stockholders' Equity. Total stockholders' equity decreased by $15.0 million, or 17.1%, from $87.7 million as of December 31, 2003, to $72.7 million as of September 30, 2004. The decrease in stockholders' equity was primarily due to the repurchase of 1,230,000 shares of common stock for $16.1 million, at an average cost of $13.13 per share. In October 2003, the Company authorized the repurchase of up to 879,900 shares, or approximately 10%, of the outstanding shares of common stock. This repurchase program was completed in May 2004 and the Board of Directors of the Company subsequently authorized the repurchase of an additional 815,000 shares, or approximately 10%, of the Company's outstanding shares of common stock. As of September 30, 2004, management had repurchased a total of 706,000 shares under the current program at an average price of $13.03 per share and had 109,000 shares remaining to be repurchased. Management will consider repurchasing additional shares of common stock of the Company at prices that management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. In addition, the Company paid cash dividends totaling $1.5 million during the nine-month period, representing $0.195 per share, and posted a $399,000 increase in unrealized losses on available for sale securities due to an increase in market interest rates. These decreases in equity were partially offset by $2.7 million in earnings during the period.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

      General. Net income for the three months ended September 30, 2004, amounted to $770,000, or $0.11 per diluted share, as compared to $94,000, or $0.01 per diluted share, for the three months ended September 30, 2003. Earnings for the quarter ended September 30, 2003, reflected a $1.3 million pretax prepayment penalty associated with the restructuring of $15.0 million in borrowed money. Excluding the $1.3 million prepayment penalty, earnings for the quarter ended September 30, 2003, would have been approximately $880,000, or $0.10 per diluted share, based on an effective tax rate of 39%.

      Net interest income. Net interest income increased by $256,000, or 8.5%, to $3.3 million for the three months ended September 30, 2004. Interest income increased by $112,000, or 2.2%, primarily as a result of a $4.1 million, or 0.9%, increase in the average outstanding balance of interest-earning assets to $452.8 million for the three months ended September 30, 2004. The increase in average interest-earning assets was primarily the result of a $6.3 million, or 2.1%, increase in average outstanding loans to $330.2 million. The Company's average yield on earning assets remained flat during the comparable periods, increasing by one basis point to 4.70% for the quarter ended September 30, 2004. Interest expense decreased by $144,000, or 6.5%, for the comparable quarters. This reduction in interest expense was due to a 32 basis point, or 13.9%, reduction in the average cost of funds to 1.99%. This decrease in the cost of funds was partially offset by a $31.5 million, or 8.3%, increase in the average balance of interest-bearing liabilities to $409.4 million. Average interest-bearing liabilities increased primarily as a result of a $16.8 million, or 15.1%, increase in average core deposits (checking accounts, savings accounts and money market accounts), coupled with a $13.4 million, or 6.2%, increase in time deposits. The net interest margin improved 15 basis points, or 6.2%, to 2.58% for the quarter ended September 30, 2004, compared to 2.43% for the quarter ended September 30, 2003. This increase in the net interest margin was primarily the result of increased yields on prime-based consumer and commercial loans due to three recent 25 basis point increases in the prime-lending rate by the Federal Reserve Bank. Approximately 58% of the Company's loans have interest rates that are tied to the prime-lending rate.

      Provision for loan losses. The provision for loan losses amounted to $60,000 for the three months ended September 30, 2004, compared to $15,000 for the three months ended September 30, 2003. The allowance for loan losses was $2.9 million, or 0.94% of total loans, as of September 30, 2004, compared to $3.0 million, or 1.01% of total loans, as of September 30, 2003. While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, in addition to residential mortgage loans, the Company's ratio of nonperforming loans to total loans remains below our peer group average, at 0.50% of total loans on September 30, 2004, compared to 0.28% of total loans on September 30, 2003. Approximately 98% of the Company's nonperforming loans at September 30, 2004, were secured by real estate.

      Noninterest income. Noninterest income decreased to $1.1 million for the three months ended September 30, 2004, as compared to $1.2 million for the three months ended September 30, 2003. This represented a decrease of $83,000, or 7.2%. This decrease was primarily due to a $101,000, or 41.9 %, decrease in fees generated from mortgage brokerage and other lending activities. Mortgage brokerage activity has decreased due to higher interest rates resulting in fewer residential loan originations. Management expects that the level of residential loan originations in 2004 will continue to be significantly less than the 2003 level. The decreases in noninterest income were partly offset by a $30,000, or 4.9%, increase in fee income on deposit accounts and a $27,000, or 14.8%, increase in other income. Fee income on deposits improved due to an increased number of deposit customers. Management has focused on growing the number of deposit customers and increasing the number of banking products used by existing customers. The increase in other noninterest income was primarily due to an increase in the cash value of bank-owned life insurance, resulting from the purchase of an additional $3.0 million in bank-owned life insurance in 2003. Also, the Company experienced a $53,000 increase in the fair value adjustment on deferred compensation assets, the effects of which are offset by a corresponding increase in noninterest expense.

      During the quarter ended September 30, 2004, the Company recognized a gain of $13,000 on the sale of miscellaneous fixed assets. During the quarter ended September 30, 2003, the Company recognized a gain of $108,000 from the sale of $3.9 million in mortgage-backed securities.

      Noninterest expense. Noninterest expense decreased from $4.1 million for the quarter ended September 30, 2003, to $3.3 million for the quarter ended September 30, 2004. This represents a decrease of $884,000, or 21.3%. This decrease was partly due to a $1.3 million prepayment penalty associated with the restructuring of $15.0 million in borrowed funds. Excluding this prepayment penalty, noninterest expense for the quarter ended September 30, 2003, would have been $2.8 million, which is $405,000, or 14.2%, less than the quarter ended September 30, 2004. During the third quarter of 2004 occupancy and equipment expense increased by $161,000, or 46.1%, and other expenses increased by $224,000, or 31.2%, compared to the third quarter of 2003. These increases were primarily due to expenses associated with relocating an existing branch office to a more visible location, renovations to two existing offices to improve customer service, opening a new full service office, adding ATMs to three existing offices, moving the corporate office to a more accessible location, consolidating the back office functions into one location, and updating the Company's computer system. These improvements in the Company's infrastructure should enable the Company to pursue additional growth both internally through offering improved products and services and externally through acquisitions in order to enhance the franchise value of the Company. Also, the Company experienced a $53,000 increase in the fair value adjustment on deferred compensation, the effects of which are offset by a corresponding increase in other noninterest income. There were also smaller increases in noninterest expense for professional services of

$23,000, or 20.4%, due to expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and organizational costs related to the Company's Hispanic banking project which began operation in the fourth quarter of 2004.

      Losses on the sale of assets amounted to $23,000 for the quarter ended September 30, 2004, resulting from the sale of foreclosed properties and miscellaneous fixed assets. For the quarter ended September 30, 2003, the Company recognized a loss of $85,000 resulting from the sale of $6.8 million in mortgage-backed securities.

      Income taxes. Income taxes amounted to $242,000, or 23.9% of taxable income, for the quarter ended September 30, 2004, as compared to a $94,000 tax benefit for the quarter ended September 30, 2003. The 23.9% effective tax rate for the third quarter of 2004 was primarily due to having a higher percentage of net income before taxes being derived from tax-advantaged sources than in previous quarters. These tax-advantaged sources include investments such as municipal securities and bank-owned life insurance. As the Company continues to increase the amount of income derived from interest income on loans and fee income on deposits, the effective tax rate is expected to increase.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

      General. Net income for the nine months ended September 30, 2004, amounted to $2.7 million, or $0.34 per diluted share, as compared to $2.4 million, or $0.28 per diluted share, for the nine months ended September 30, 2003. Earnings for the nine months ended September 30, 2003, reflected a $1.3 million pretax prepayment penalty associated with the restructuring of $15.0 million in borrowed money. Excluding the $1.3 million prepayment penalty, earnings for the nine months ended September 30, 2003, would have been approximately $3.2 million, or $0.36 per diluted share, based on an effective tax rate of 39%.

      Net interest income. Net interest income decreased by $310,000, or 3.1%, to $9.6 million for the nine months ended September 30, 2004. Interest income decreased by $1.3 million, or 7.7%, primarily as a result of a 35 basis point, or 7.0%, decrease in the average yield on earning assets to 4.66%. The decrease in yield was primarily due to a 50 basis point decrease in the prime lending rate during the second quarter of 2003, the effects of which were partially offset by three recent 25 basis point increases in the prime-lending rate. In addition, the average outstanding balance of interest earning assets decreased by $7.7 million, or 1.7%, to $444.4 million. This decrease in average interest earning assets related to the Company's funding of the repurchase of $21.3 million shares of common stock. Interest expense decreased by $976,000, or 14.3%, to $5.8 million during the comparable periods. This reduction in interest expense was due to a 45 basis point, or 18.7%, reduction in the average cost of funds to 1.96%. This decrease in the cost of funds was partially offset by a $17.3 million, or 4.6%, increase in the average balance of interest-bearing liabilities to $396.0 million. Average interest-bearing liabilities increased primarily as a result of a $13.0 million increase in average core deposits (checking accounts, savings accounts and money market accounts). The net interest margin was 2.58% for the nine months ended September 30, 2004, compared to 2.67% for the nine months ended September 30, 2003. This decrease was primarily due to an increased level of mortgage loan refinancings that resulted in higher levels of liquidity and decreased yields on loans.

      Provision for loan losses. The provision for loan losses amounted to $120,000 for the nine months ended September 30, 2004, compared to $45,000 for the nine months ended September 30, 2003. The allowance for loan losses was $2.9 million, or 0.94% of total loans, as of September 30, 2004, compared to $3.0 million, or 1.01% as of September 30, 2003. While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, in addition to residential mortgage loans, the Company's ratio of nonperforming loans to total loans remains below our peer group average, at 0.50%
of total loans on September 30, 2004, compared to 0.28% of total loans on September 30, 2003. Approximately 98% of the Company's nonperforming loans at September 30, 2004, were secured by real estate.

      Noninterest income. Noninterest income decreased by $34,000, or 0.9%, to $3.6 million for the nine months ended September 30, 2004. This decrease was primarily due to a $327,000, or 43.4%, decrease in fee income from mortgage brokerage and other lending activities resulting from decreased levels of residential loan originations. Management expects that the level of residential loan originations in 2004 will continue to be significantly less than the 2003 level. Also, during the period, the fair value adjustment on deferred compensation assets decreased by $99,000, the effects of which were offset by a corresponding decrease in noninterest expense. These decreases were mostly offset by a $77,000, or 12.2%, increase in other noninterest income, which was primarily due to the purchase of $3.0 million in bank-owned life insurance. Also, fee income on deposit accounts increased slightly due to an increased number of deposit customers. Management has focused on growing the number of deposit customers and increasing the number of banking products used by existing customers.

      During the nine months ended September 30, 2004, the Company recognized a gain of $483,000 on the sale of $2.3 million in investment securities, $6.4 million in mortgage-backed securities, and $91,000 in foreclosed properties and other miscellaneous fixed assets. The purpose of the sale of securities was to offset the expense from the vesting of a portion of the shares of stock issued by the Company's Recognition and Retention Plan approved by the shareholders in 2003 and to reduce the Company's level of interest rate risk. During the nine months ended September 30, 2003, the Company recognized a gain of $168,000 resulting from the sale of $5.0 million in investment securities and $3.9 million in mortgage-backed securities.

      Noninterest expense. Noninterest expense decreased $718,000, or 7.2%, to $9.3 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Company recognized a $1.3 million prepayment penalty related to the restructure of $15.0 million in advances. Excluding this item, noninterest expenses would have been $8.8 million. This would have resulted in an increase of $571,000, or 6.5%, from the comparable periods. This increase was partly due to the $267,000 expense from the vesting of a portion of the stock issued through the Company's Recognition and Retention Plan. Also, occupancy and equipment expense increased by $293,000, or 29.5%, and other noninterest expense increased by $144,000, or 6.5%. These increases were primarily due to expenses associated with relocating an existing branch office to a more visible location, renovations to two existing offices to improve customer service, opening a new full service office, adding ATMs to three existing offices, moving the corporate office to a more accessible location, consolidating the back office functions into one location, and updating the Company's computer system. These improvements in the Company's infrastructure should enable the Company to pursue additional growth both internally through offering improved products and services and externally through acquisitions in order to enhance the franchise value of the Company. These increases were offset, in part, by a $52,000, or 11.7%, decrease in professional services and a $99,000 reduction in the fair value adjustment on deferred compensation assets, the effects of which were offset by a corresponding decrease of noninterest income.

      Losses on the sale of assets amounted to $23,000 for the nine months ended September 30, 2004, resulting from the sale of foreclosed properties and miscellaneous fixed assets. For the nine months ended September 30, 2003, the Company recognized a loss of $99,000 resulting from the sale of $7.3 million in mortgage-backed securities and $2.0 million in investment securities.

      Income taxes. Income taxes amounted to $1.1 million, or 28.6% of taxable income, for the nine months ended September 30, 2004, as compared to $1.0 million, or 29.8% of taxable income, for the nine months ended September 30, 2003. This increase in income taxes is primarily due to a $299,000 increase in net income before taxes. The reduction in the estimated effective rate was due to an increase in the percentage of earnings derived from tax-advantaged assets such as municipal securities and bank-owned life insurance.

Liquidity, Market Risk, and Capital Resources

      The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits and Federal Home Loan Bank of Atlanta ("FHLB") advances. The Company has $71.1 million in additional advances available from its line of credit from the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company may also solicit brokered deposits for providing funds for asset growth; however, to date, the Company has not used such deposits to supplement its liquidity position. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.

      In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could effect the Company's liquidity position. At September 30, 2004, the Company had loan commitments of $11.8 million, unused lines of credit of $72.2 million, and undisbursed construction loan proceeds of $11.1 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

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

      The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of September 30, 2004, Citizens South Bank's capital exceeded all applicable regulatory requirements. Citizens South Bank's Tier I capital was $59.5 million, or 12.0% of adjusted total assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

Changes in Securities and Use of Proceeds

      During the three-month period ended September 30, 2004, the Company repurchased 70,000 shares of common stock for $908,000, at an average cost of $12.98 per share as detailed in the following table:

- ------------------------------------------------------------------------------------------------------------------
                   Total Number     Average Price     Total Number of Shares     Maximum Number of Shares that May
     Period          of Shares     Paid per Share    Purchased as Part of the       be Purchased Under Current
                     Purchased                       Current Repurchase Plan              Repurchase Plan
- ------------------------------------------------------------------------------------------------------------------
July                   30,000          $13.02                666,000                          149,000
- ------------------------------------------------------------------------------------------------------------------
August                 20,000          $12.89                686,000                          129,000
- ------------------------------------------------------------------------------------------------------------------
September              20,000          $13.00                706,000                          109,000
- ------------------------------------------------------------------------------------------------------------------
Total                  70,000          $12.98                706,000                          109,000
- ------------------------------------------------------------------------------------------------------------------

      On May 17, 2004, the Board of Directors of the Company authorized the repurchase of up to 815,000 shares, or approximately 10% of the Company's outstanding shares of common stock. The stock repurchase program may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. As of September 30, 2004, management had repurchased a total of 706,000 shares at an average price of $13.03 per share and had 109,000 shares remaining to be repurchased under this plan.

Defaults Upon Senior Securities

      Not applicable.

Submission of Matters to a Vote of Security Holders

      There were no meetings of the shareholders during the quarter ended September 30, 2004.

Exhibits.

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

                                       Citizens South Banking Corporation

Date: November 9, 2004                 By: /s/ Kim S. Price
                                           -------------------------------------
                                           Kim S. Price
                                           President and Chief Executive Officer

Date: November 9, 2004                 By: /s/ Gary F. Hoskins
                                           -------------------------------------
                                           Gary F. Hoskins
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer