Form 10-K
period 2004-12-31
CITIZENS SOUTH BANKING CORP
filed 2005-03-16
CIK 1051871

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                         COMMISSION FILE NUMBER: 0-23971

                       CITIZENS SOUTH BANKING CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

             Delaware                                54-2069979
     ------------------------            ------------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification No.)

          519 South New Hope Road, Gastonia, North Carolina 28054-4040
          ------------------------------------------------------------
                     (Address of principal executive office)

                                 (704) 868-5200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [ ]

        As of March 3, 2005, 7,313,044 shares of common stock, $0.01 par value, were outstanding. As of March 3, 2005, the aggregate market value of the voting stock held by non-affiliates was $80.6 million.

                       Documents Incorporated by Reference

        PART III: Portions of the Definitive Proxy Statement dated April 4, 2005, as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2004 Annual Meeting of Shareholders.

================================================================================

                       CITIZENS SOUTH BANKING CORPORATION
                                AND SUBSIDIARIES

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
Part I
------

Item 1.  Business......................................................................................     1
Item 2.  Properties....................................................................................     8
Item 3.  Legal Proceedings.............................................................................     9
Item 4.  Submission of Matters to a Vote of Security Holders...........................................     9

Part II
-------

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters..........................    10
Item 6.  Selected Financial Data.......................................................................    11
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........    12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk....................................    36
Item 8.  Financial Statements and Supplementary Data...................................................    37
         Independent Auditors' Report..................................................................    37
         Consolidated Statements of Financial Condition................................................    38
         Consolidated Statements of Operations.........................................................    39
         Consolidated Statements of Comprehensive Income...............................................    40
         Consolidated Statements of Changes in Stockholders Equity.....................................    41
         Consolidated Statements of Cash Flows.........................................................    42
         Notes to Consolidated Financial Statements....................................................    43
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    68
Item 9A. Controls and Procedures.......................................................................    68
         Management's Annual Report on Internal Control over Financial Reporting.......................    68
         Report of Independent Registered Public Accounting Firm.......................................    69
Item 9B. Other Information.............................................................................    70

Part III
--------

Item 10. Directors and Executive Officers of the Registrant............................................    70
Item 11. Executive Compensation........................................................................    70
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters..........................................................................    70
Item 13. Certain Relationships and Related Transactions................................................    70
Item 14. Principal Accountant Fees and Services........................................................    70
Item 15. Exhibits, Financial Statement Schedules, and Reports on Forms 8-K.............................    71

Signatures

PART I
------

ITEM 1.    BUSINESS

        CITIZENS SOUTH BANKING CORPORATION

        Citizens South Banking Corporation (also referred to as the "Company", the "Registrant", "We", "Us", or "Our") is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank"). The common stock of the Company trades on the Nasdaq National Market under the ticker symbol "CSBC." The Company became the holding company for the Bank on September 30, 2002, in connection with the mutual-to-stock conversion of Citizens South Holdings, MHC, the mutual holding company (the "Mutual Holding Company") of Citizens South Banking Corporation, a federal corporation ("Citizens Federal"), formerly named Gaston Federal Bancorp, Inc. As a result of the mutual-to-stock conversion, the Company succeeded to all of the rights of Citizens Federal. As part of the mutual-to-stock conversion, the Company sold 5,259,945 shares of common stock at $10.00 per share in a stock offering. The shares sold represented the Mutual Holding Company's ownership interest in Citizens Federal. Shares owned by stockholders of Citizens federal other than the Mutual Holding Company received new shares of the Company. The net proceeds of the stock offering were $45.5 million.

        Management has been utilizing a number of strategies to leverage the Company's excess capital and enhance shareholder value. These strategies are discussed throughout this report and include: 1) constructing new full-service offices in growth markets; 2) expanding into other financial-related business fields; 3) pursuing the acquisition of existing branch offices; 4) growing the retail and commercial banking segments of our business; and 5) patiently pursuing the acquisition of other financial institutions or related businesses. Also, as a part of the Company's capital management strategy, the Board has authorized a stock repurchase program that is currently being executed by management, and has approved the payment of cash dividends to the Company's shareholders. These strategies are constantly being evaluated and modified as necessary.

        The Company's principal business activities are overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by the Company. The Company's assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The Company's executive office is located at 519 South New Hope Road, P.O. Box 2249, North Carolina 28053-2249. Its telephone number at this address is (704) 868-5200. The Company also maintains a website at www.citizenssouth.com that includes important information on our Company, including a list of our products and services, branch locations, current financial information, and links to the Company's 1934 Securities Exchange Act filings with the SEC.

        CITIZENS SOUTH BANK

        Citizens South Bank is a federally chartered savings bank headquartered in Gastonia, North Carolina. The Bank's principal business activity is offering deposit accounts to local customers through its 11 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities. The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank's results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Results of operations are also materially affected by the Bank's provision for loan losses, gains or losses from the sales of assets, fee income generated from deposit and loan accounts, commissions earned from the sale of uninsured investment products, and noninterest expenses. The Bank's noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, and other noninterest expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

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

        Citizens South Bank has 11 full-service branch offices in the North Carolina Counties of Gaston, Rowan, and Iredell. The Bank's executive office is located at 519 South New Hope Road, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at this address is (704) 868-5200.

        MARKET AREA AND COMPETITION

        We consider our primary market area to be the North Carolina Counties of Gaston, Rowan, Iredell, Mecklenburg, Cabarrus, Lincoln, and Cleveland, and the South Carolina County of York. Our market area predominately centers in the suburbs surrounding the metropolitan area of Charlotte, North Carolina. The metropolitan area of Charlotte has a diverse economic base that includes business sectors in banking and finance, insurance, manufacturing, textiles, apparel, fabricated metals, construction, health care, transportation, retail trade, telecommunications, government services, and education. The Bank's corporate headquarters is located in Gastonia, North Carolina, which is located in the I-85 corridor, approximately 20 miles west of Charlotte.

        The Bank's corporate headquarters and six of its branch offices are located in Gaston County, North Carolina. These offices are located in the cities of Gastonia (four offices), Dallas, Mount Holly, and Stanley. According to data provided by the FDIC as of June 30, 2004, there were 12 banks and thrifts operating in Gaston County with $1.7 billion in deposits. As of June 30, 2004, the Bank had $186.1 million in deposits in Gaston County, or 10.7% of the total County deposits. This represents the third highest market share in Gaston County.

        We also operate two branch offices in Rowan County, North Carolina, which is approximately 60 miles northeast of the corporate headquarters. These offices are located in the cities of Salisbury and Rockwell. According to data provided by the FDIC as of June 30, 2004, there were 11 banks and thrifts operating in Rowan County with $1.2 billion in deposits. As of June 30, 2004, the Bank had $117.7 million in deposits in Rowan County, or 9.8% of the total County deposits. This represents the fourth highest market share in the County.

        We also have two branch offices in Iredell County, North Carolina, in the cities of Statesville and Mooresville. These offices are approximately 60 miles north of the corporate office. According to data provided by the FDIC as of June 30, 2004, there were 15 banks and thrifts operating in Iredell County with $1.6 billion in deposits. As of June 30, 2004, the Bank had $70.0 million in deposits in Iredell County, or 4.5% of the total County deposits. This represents the eighth highest market share in the County.

        EMPLOYEES

        As of December 31, 2004, the Company had 104 full-time and nine part-time employees, none of whom is represented by a collective bargaining unit. The Company provides employee benefit programs, including an Employee Stock Ownership Plan, matching contributions to a 401(k) retirement/savings plan, group life, heath, and dental insurance, and paid vacation and sick leave. Management believes its relationship with its employees is good.

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

        Citizens South Bank is a federal savings bank and derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, Citizens South Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. Citizens South Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Citizens South Bank, including real estate investment and securities and insurance brokerage. Citizens South Bank is a federally chartered SAIF-insured stock savings bank, subject to examination, supervision, and regulation by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. Citizens South Bank is also a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is a part of the Federal Home Loan Bank System. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Citizens South Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. Citizens South Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Citizens South Bank's loan documents.

        The following discussion summarizes certain material elements of the regulatory framework applicable to Citizens South Banking Corporation and its subsidiaries. These summaries of statutes and regulations are not intended to be complete and such summaries are qualified in their entirety by reference to such statutes and regulations. A change in the statutes, regulations, or regulatory policies applicable to the Company, or its subsidiaries, could have a material effect on the business of the Company.

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

        OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio. At December 31, 2004, Citizens South Bank's capital exceeded all applicable requirements. Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank's capital: 1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2004, Citizens South Bank met the criteria for being considered "well-capitalized."

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

        Qualified Thrift Lender Test. As a federal savings bank, Citizens South Bank is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, Citizens South Bank must maintain at least 65% of its portfolio assets in qualified thrift investments in at least nine months of the most recent 12-month period. Portfolio assets generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank's business. Qualified thrift investments includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. Qualified thrift investments also include 100% of an institution's credit card loans, education loans and small business loans. Citizens South Bank also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2004, Citizens South Bank maintained approximately 70% of its portfolio assets in qualified thrift investments.

        Insurance of Deposit Accounts. Deposit accounts in Citizens South Bank are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Citizens South Bank's deposits therefore are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based system for determining deposit insurance assessments. The FDIC is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all FDIC-insured institutions must pay assessments to the FDIC at an annual rate of approximately 0.015% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

        Federal Home Loan Bank System. Citizens South Bank is a member of the Federal Home Loan Bank System ("FHLB"), which provides a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, Citizens South Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater. As of December 31, 2004, Citizens South Bank was in compliance with this requirement.

        Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2004, Citizens South Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

        Federal Securities Laws. Citizens South Banking Corporation common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Citizens South Banking Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934. Shares of common stock purchased by persons who are not affiliates of Citizens South Banking Corporation may be resold without registration. Shares purchased by an affiliate of Citizens South Banking Corporation will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Citizens South Banking Corporation meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Citizens South Banking Corporation that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Citizens South Banking Corporation, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Citizens South Banking Corporation may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

        TAXATION

        Federal. The Company and the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. For federal income tax purposes, the Bank reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

        The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. As a result of the 1996 Act, the Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, the 1996 Act required the recapture of the excess of tax bad debt reserves at September 30, 1996 over those established as of September 30, 1988. The reserve was recaptured over a six-year period and was completely amortized as of December 31, 2004.

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

ITEM 2.    PROPERTIES

        The following table sets forth certain information regarding offices currently in operation at December 31, 2004. Management considers the facilities to be well maintained and sufficiently suitable for present operations. The net book value of the properties, including land, building, and improvements, net of accumulated depreciation was $13.5 million at December 31, 2004.

                                                                      Approximate       Owned
Location                                   Principal Use             Facility Size    or Leased
---------------------------------------    ----------------------    -------------    ---------
                                                                     (square feet)
519 South New Hope Road                    Headquarters and             22,400          Owned
Gastonia, North Carolina 28054-4040        Banking Office

245 West Main Avenue                       Banking Office and           12,400          Owned
Gastonia, North Carolina 28052-4140        Back Office Processing

1630 East Franklin Boulevard               Hispanic Banking                180          Leased
Gastonia, North Carolina 28054-4747        Office

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

401 West Innes Street                      Banking Office                5,560          Owned
Salisbury, North Carolina 28144-4232

106 West Main Street                       Banking Office                1,500          Owned
Rockwell, North Carolina 28138-8859

307 North Center Street                    Banking Office and            8,260          Owned
Statesville, North Carolina 28677-4063     Leased Space

649 Brawley School Road                    Banking Office                3,800          Owned
Mooresville, North Carolina 28177-9121

ITEM 3.    LEGAL PROCEEDINGS

        Periodically, there have been various claims and lawsuits involving the Company or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on the financial condition, operations, or cash flows of the Company or the Bank.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders during the fourth quarter of 2004.

PART II
-------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND PURCHASES OF EQUITY SECURITIES

        The Company's common stock, $0.01 par value, trades on the Nasdaq National Market under the symbol CSBC. Price and volume information is contained in The Wall Street Journal and other daily newspapers in the Nasdaq section under the National Market System listings. As of February 1, 2005, the Company had 1,234 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 7,432,144 shares outstanding. The following brokers made a market in the Company's stock during 2004:

           Citigroup Global Markets, Inc.              1-800-223-7743
           Fig Partners, LLC                           1-404-601-7200
           Friedman, Billings, Ramsey & Co.            1-800-688-3272
           FTN Midwest Securities Corp.                1-800-880-7264
           Goldman, Sachs & Co.                        1-212-902-1000
           Hill, Thompson, Magid and Co.               1-800-631-3083
           Keefe, Bruyette & Woods, Inc.               1-800-342-5529
           Knight Equity Markets, L.P.                 1-800-222-4910
           McDonald Investments (Trident)              1-404-495-2050
           Merrill Lynch, Pierce, Fenner               1-800-937-0501
           Moors & Cabot, Inc.                         1-800-723-9866
           Morgan Stanley & Co., Inc.                  1-800-223-6559
           Ryan Beck & Co., Inc.                       1-800-325-7926
           Sandler O'Neill & Partners                  1-212-466-8020
           UBS Capital Markets L.P.                    1-212-804-3437

        The following table sets forth quarterly market sales price ranges, dividend information, and repurchase activity for the Company's common stock over the past two years.

2004                              QUARTER 1    QUARTER 2    QUARTER 3    QUARTER 4
------------------------------   ----------   ----------   ----------   ----------
Price Range
High                             $    14.40   $    13.74   $    13.27   $    14.27
Low                                   13.37        12.60        12.41        12.41
Dividend                              0.065        0.065        0.065        0.065
Shares Repurchased                  242,000      909,438       70,000       20,000
Avg. Price Paid Per Share        $    13.64   $    13.03   $    12.98   $    12.69

2003                              Quarter 1    Quarter 2    Quarter 3    Quarter 4
------------------------------   ----------   ----------   ----------   ----------
Price Range
High                             $    11.89   $    13.71   $    15.24   $    15.15
Low                                   10.04        11.99        12.90        13.70
Dividend                               0.06         0.06         0.06         0.06
Shares Repurchased                        0      210,000      132,200      353,235
Avg. Price Paid Per Share        $     0.00   $    12.98   $    14.76   $    14.51

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

                                                                       AT AND FOR THE TWELVE MONTHS ENDED DECEMBER 31,
                                                               --------------------------------------------------------------
                                                                  2004         2003         2002         2001         2000
                                                               ----------   ----------   ----------   ----------   ----------
(Dollars in thousands, except per share data)                                                                      (unaudited)
Income Statement Data:
Interest income ............................................   $   21,110   $   21,969   $   24,716   $   16,382   $   16,833
Interest expense ...........................................        7,943        8,732       10,195        9,770        9,684
                                                               ----------   ----------   ----------   ----------   ----------
Net interest income ........................................       13,167       13,237       14,521        6,612        7,149
Provision for loan losses ..................................          330           60          225          120           53
                                                               ----------   ----------   ----------   ----------   ----------
Net interest income after provision for loan losses ........       12,837       13,177       14,296        6,492        7,096
Noninterest income .........................................        4,824        5,561        4,121        3,006        2,473
Noninterest expense ........................................       13,629       13,891       11,381        7,092        6,975
                                                               ----------   ----------   ----------   ----------   ----------
Income before income taxes .................................        4,032        4,847        7,036        2,406        2,594
Income tax expense .........................................        1,077        1,456        2,528          702          846
                                                               ----------   ----------   ----------   ----------   ----------
Net income .................................................   $    2,955   $    3,391   $    4,508   $    1,704   $    1,748
                                                               ==========   ==========   ==========   ==========   ==========
Per Share Data (1):
Basic net income ...........................................   $     0.39   $     0.39   $     0.51   $     0.20   $     0.20
Diluted net income .........................................         0.38         0.39         0.51         0.20         0.20
Cash dividends declared ....................................         0.26         0.24         0.16         0.14         0.11
Period-end book value ......................................         9.74        10.11        10.64         4.62         4.40

Balance Sheet Data:
Total assets ...............................................   $  508,961   $  495,751   $  492,873   $  447,581   $  252,750
Loans receivable, net ......................................      314,127      295,026      299,906      334,321      158,820
Mortgage-backed and related securities .....................       81,169       89,168       70,409       25,405       22,955
Investment securities ......................................       52,407       56,233       39,594       25,946       32,822
Deposits ...................................................      374,744      342,446      340,862      353,692      167,931
Borrowings .................................................       55,772       58,981       47,575       42,057       42,737
Stockholders' equity .......................................       72,394       87,669       96,383       41,630       39,763

Performance Ratios:
Return on average assets ...................................         0.59%        0.68%        0.98%        0.65%        0.71%
Return on average equity ...................................         3.78         3.61         7.61         4.17         4.46
Avg. interest-earning assets to avg. interest-bearing
 liabilities ...............................................       110.96       118.65       109.19       116.08       117.85
Noninterest expense to average total assets ................         2.81         2.81         2.48         2.70         2.85
Interest rate spread .......................................         2.78         2.57         3.26         2.05         2.34
Net interest margin (2) ....................................         2.63         2.67         3.17         2.52         2.92

Asset Quality Ratios:
Allowance for loan losses to total loans at the end of
 period ....................................................         0.95%        1.00%        0.99%        0.93%        0.97%
Nonperforming loans to total loans .........................         0.30         0.18         0.17         0.35         0.30
Nonperforming assets to total assets .......................         0.34         0.14         0.37         0.59         0.19

Capital Ratios:
Average equity to average total assets .....................        15.64%       18.96%       12.93%       15.55%       16.02%
Equity to assets at period end .............................        14.22        17.68        19.56         9.30        15.73
Dividend payout ratio  (1) (3) .............................        66.67        61.54        31.37        70.00        55.00

(1) All per share data for periods prior to September 30, 2002, has been adjusted to reflect the exchange ratio of 2.1408-to-1 in conjunction with the Company's stock offering.

(2) Net interest margin is calculated by dividing net interest income by average assets for the period.

(3) Dividend payout ratio is calculated by dividing cash dividends per share declared for the period by net income per share for the period. Citizens South Holdings, MHC, the former mutual holding company for Citizens South Banking Corporation, began waiving dividends in August 2000 and as of September 30, 2002, had waived dividends totaling approximately $1.8 million. The MHC owned between 53% and 58% of the outstanding common stock of the Company during the period in which the dividends were waived.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Citizens South Banking Corporation (the "Company") is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank"), a federally chartered savings bank headquartered in Gastonia, North Carolina. The Company's principal business activities are overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by the Company. The Company's assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The Bank's principal business activity is offering FDIC-insured deposit accounts to local customers through its eleven branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities. The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products (see Item 1. "Business" of this report).

        Our primary business strategy since our initial public stock offering in 1998 has been to transform the Bank from a traditional retail savings bank to a full-service community bank, offering a complete array of both commercial and retail loan and deposits, wealth management services, mortgage banking activities, brokerage services, and other related financial services. In executing this strategy, the Company has 1) concentrated much of its lending efforts on nonresidential real estate and construction loans, 2) originated substantially all fixed rate one-to-four family residential loans as a broker for a third party, and 3) focused its deposit gathering efforts on core deposits (demand deposit accounts, money market accounts, and savings accounts). As a result, nonresidential real estate and construction loans comprised approximately 44% of the Company's loan portfolio at December 31, 2004, compared to approximately 11% at December 31, 2000. Also, during the same period, the Company's portfolio of one-to-four family residential loans decreased from 68% of the Company's loan portfolio at December 31, 2000, to 29% of the Company's loan portfolio at December 31, 2004. Core deposits have increased as a percentage of total deposits from approximately 34% at December 31, 2002 to approximately 43% at December 31, 2004. Management expects to continue to execute this business strategy in 2005.

        On September 30, 2002, the Company completed its mutual-to-stock conversion and related stock offering, resulting in an equity to assets ratio of 19.56% at December 31, 2002. In order to properly leverage the Company's capital position, the Company has executed a number of strategies including 1) repurchasing Company stock at prices that are considered attractive, 2) paying dividends on outstanding stock, 3) building new banking offices in areas that the Company believes improves the value of the franchise, and 4) patiently pursuing acquisitions of other financial institutions or related companies. As of December 31, 2004, the Company had repurchased a total of 1,945,435 shares, or 21.5% of the outstanding shares of common stock, at an average price of $13.48. As a result of the execution of these capital management strategies, the Company's equity to assets ratio was 14.22% at December 31, 2004. Management plans to continue to execute these strategies until the Company's capital is appropriately leveraged.

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

        Net income was $3.0 million, or $0.38 per diluted share, for the year ended December 31, 2004, compared to $3.4 million, or $0.39 per diluted share, for the year ended December 31, 2003. The earnings provided a return on average equity of 3.78% in 2004, compared to 3.61% in 2003, and a return on average assets of 0.59% in 2004, compared to 0.68% in 2003.

        Certain actions have been taken have adversely impacted our results of operations for the years ended December 31, 2004 and 2003. Specifically, during 2003, we recognized a $1.3 million pre-tax prepayment penalty associated with the restructuring of $15.0 million in borrowed funds. This action was taken by the Company in an effort to capitalize on historically low interest rates, lower the Company's cost of funds, and improve the Company's net interest margin. This restructuring reduced the average interest rate paid on these borrowed funds from 5.8% to 1.8%, resulting in an immediate reduction in interest expense of $150,000 per quarter for the first year. The reduction in interest expense is expected to amount to approximately $1.7 million over the next five years. Also, during 2004, we determined that unrealized losses on $2.0 million in perpetual preferred stock issued by Fannie Mae and $2.0 million in perpetual preferred stock issued by Freddie Mac were "other-than-temporary" impairments. As a result, management recorded a noncash, pretax loss of $983,000. The unrealized losses on these securities were considered to be "other-than-temporary" by management for the following reasons: 1) both Fannie Mae and Freddie Mac have experienced recent accounting irregularities that have resulted in restated financial results from prior periods; 2) the yield on perpetual preferred stock recently issued by Fannie Mae is much higher than the yield of the preferred stock held by the Company, which decreases the value of the Company's security;
3) the preferred stock for Fannie Mae was recently downgraded and the preferred stock for both Companies are on a negative watch list; 4) the Freddie Mac preferred stock repriced in December 2004, yet it continued to have significant unrealized losses at year end; 5) neither of the preferred stock issues have stated maturity dates, so the recovery of the unrealized losses is not expected to occur in the foreseeable future. The credit issues facing Fannie Mae and Freddie Mac only impact the performance of the Company's perpetual preferred stock. The Company does not have any other perpetual preferred stock on its books at December 31, 2004.

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

        CRITICAL ACCOUNTING POLICIES

        The accounting and financial policies of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States and conform to general practices in the banking industry. We consider accounting policies that require significant judgment and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations. Based on the size of the item or significance of the estimate, the following accounting policies are considered critical to our financial results.

        Allowance for Loan Losses. The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses. Management's determination of the adequacy of the adequacy of the allowance is based on quarterly evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss for each type of loan and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of the collateral.

        Management has established a systematic method for periodically evaluating the credit quality of the loan portfolio in order to establish an allowance for loan losses. The methodology is set forth in a formal policy and includes a review of all loans in the portfolio on which full collectibility may or may not be reasonably assured. The loan review considers among other matters, the estimated fair value of the collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonable estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Specific allowances are established for certain individual loans that management considers impaired under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral. We increase our allowance for loan losses by charging provisions for loan losses against our current period income. Management's periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

        Other-Than-Temporary Impairment of Securities. We have historically reviewed investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

        Effective December 31, 2004, management determined that unrealized losses on $2.0 million in perpetual preferred stock issued by Fannie Mae and $2.0 million in perpetual preferred stock issued by Freddie Mac were "other-than-temporary" impairments. As a result, management recorded a noncash, pretax loss of $983,000. The unrealized losses on these securities were considered to be "other-than-temporary" by management for the following reasons:
1) both Fannie Mae and Freddie Mac have experienced recent accounting irregularities that have resulted in restated financial results from prior periods; 2) the yield on perpetual preferred stock recently issued by Fannie Mae is much higher than the yield of the preferred stock held by the Company, which decreases the value of the Company's security; 3) the preferred stock for Fannie Mae was recently downgraded and the preferred stock for both Companies are on a negative watch list; 4) the Freddie Mac preferred stock repriced in December 2004, yet it continued to have significant unrealized losses at year end; 5) neither of the preferred stock issues have stated maturity dates, so the recovery of the unrealized losses is not expected to occur in the foreseeable future. The credit issues facing Fannie Mae and Freddie Mac only impact the performance of the Company's perpetual preferred stock. The Company did not own any other perpetual preferred stock at December 31, 2004.

        COMPARISON OF FINANCIAL CONDITION FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

        Total assets increased by $13.2 million, or 2.7%, from $495.8 million at December 31, 2003, to $509.0 million at December 31, 2004. Most of this asset growth was funded from a $32.3 million increase in deposits, the effects of which were partly offset by a $3.3 million decrease in borrowed money and stock repurchases totaling $16.4 million.

        Cash and cash equivalents increased by $3.4 million, or 41.1%, from $8.2 million at December 31, 2003, to $11.6 million at December 31, 2004. This increase in cash and cash equivalents was primarily the result of deposit growth of $32.3 million, a $3.8 million decrease in investment securities, an $8.0 million decrease in mortgage-backed securities, and earnings of $3.0 million, the effects of which were partly offset by a $19.1 million increase in net loans, $16.4 million in stock repurchases, a $3.3 million decrease in borrowed money, $2.0 million in dividend payments, and $3.7 million in building and improvements. Investment securities decreased by $3.8 million, or 6.8%, from $56.2 million at December 31, 2003, to $52.4 million at December 31, 2004. This decrease was the result of $22.4 million in maturities and calls of investments, $1.8 million in sales of investment securities, and the purchase of $20.3 million in investments during 2004. Management expects that fewer investment securities will be called during 2005 due to the recent increase in short-term interest rates. Mortgage-backed securities decreased by $8.0 million, or 9.0%, from $89.2 million at the end of 2003, to $81.2 million at the end of 2004. This decrease was primarily due to the maturity and principal amortization of $22.7 million of mortgage-backed securities, the sale of $6.4 million of mortgage-backed securities, and the purchase of $21.3 million of mortgage-backed securities during the year. Management expects that the principal amortization of its mortgage-backed securities portfolio will decrease in 2005 if an expected increase in mortgage loan interest rates occurs during the year. Management plans to reinvest the proceeds received from investment and mortgage-backed securities into higher-yielding commercial and consumer loans as cash flows are generated from these investments through maturities and principal and interest payments.

        Net outstanding loans increased by $19.1 million, or 6.5%, from $295.0 million at December 31, 2003, to $314.1 million at December 31, 2004. Management continues to emphasize the origination of shorter-term commercial and consumer loans in order to reduce the Company's vulnerability to rising interest rates. During 2004, these loans, which include construction loans, multifamily residential loans, nonresidential real estate loans, consumer loans, and commercial business loans, increased by $30.3 million, or 15.5%, to $225.5 million at December 31, 2004. Also during 2004, the Company's portfolio of one-to-four family residential loans decreased from $102.8 million to $91.7 million. This decrease of $11.1 million, or 10.8%, was primarily due to the high level of mortgage loan refinancings during 2004 resulting from continued low mortgage interest rates. The Company originates and closes substantially all new fixed-rate one-to-four family residential loans as a broker for an independent third party on a servicing-released basis. This generates additional fee income and reduces the potential adverse effects of rising interest rates on the Company's future earnings that normally result from holding long-term fixed-rate loans. Management expects that in 2005 the Company's portfolio of one-to-four family dwelling loans will stabilize while the remaining loan portfolio continues to experience strong growth due to the recent expansion into the Cornelius, North Carolina market with a loan production office and the continued strong local economy of the Charlotte metropolitan area.

        Also during 2004, the Company completed the construction of its new corporate office in Gastonia, North Carolina, which resulted in the consolidation and sale of an existing office, opened a Hispanic banking office in Gastonia, and upgraded its computer system in order to offer check imaging, online banking, cash management services, and document imaging. As a result, premises and equipment increased by $2.4 million, or 16.2%, to $17.4 million at December 31, 2004. The Company plans to complete construction of its twelfth banking office, to be located in Belmont, North Carolina, during the third quarter of 2005 and plans to enter into the York County, South Carolina market in 2006.

        Total liabilities increased by $28.5 million, or 7.0%, from $408.1 million at December 31, 2003, to $436.6 million at December 31, 2004. This increase was primarily due to a $32.3 million increase in deposits, the effects of which were offset by a $3.3 million decrease in borrowed money. Total deposits increased from $342.4 million at December 31, 2003, to $374.7 million at December 31, 2004. This represents an increase of $32.3 million, or 9.4%, during 2004. The majority of the increase in deposits came from core deposits, which management considers to be checking accounts, money market accounts, and savings accounts. The Company's core deposits increased by $31.2 million, or 24.2%, to $159.7 million at December 31, 2004. This increase in core deposits reflects management's commitment to building new and enhancing existing customer relationships through improving technology and an expanding branch network. Certificates of deposit, which tend to be more transactional in nature and are a higher-costing source of funds compared to core deposits, increased by $1.2 million, or 0.5%, to $215.0 million at December 31, 2004. Borrowed money decreased by $3.3 million, or 5.7%, due to normal maturities of advances. Management will continue to use borrowed money in the future to fund any liquidity needs that may arise.

        Total stockholders' equity decreased by $15.3 million, or 17.4%, from $87.7 million at December 31, 2003 to $72.4 million at December 31, 2004. This decrease was primarily due to the repurchase of 1,250,000 shares of common stock for $16.4 million at an average price of $13.12 per share. These shares were repurchased as a part of stock repurchase plans announced in October 2003 and May 2004. The plan announced in October 2003 provided for the repurchase of 879,900 shares of stock, or approximately 10% of the outstanding shares. All of the shares authorized under this plan were repurchased by May 2004. The May 2004 repurchase plan provides for the repurchase of up to 815,000 shares of stock, or approximately 10% of the outstanding shares. As of December 31, 2004, the Company had repurchased 726,000 shares under the plan and had 89,000 shares remaining to be repurchased. Management plans to continue to repurchase shares of common stock in the Company at prices that are considered to be attractive and in the best interests of both the Company and its stockholders.

       Total stockholders' equity also decreased in 2004 as a result of the payment of $2.0 million in cash dividends, or $0.26 per share, and a $379,000 increase in accumulated net unrealized losses on investments available for sale. These decreases were partly offset by $3.0 million in net income and $281,000 in vesting of stock issued under the Citizens South Banking Corporation 2003 Recognition and Retention Plan which is described in more detail in "Note 12 - Employee Benefit Plans" under Item 8. of this report.

        RESULTS OF OPERATIONS

        The following discussion relates to operations for the year ended December 31, 2004, compared to the year ended December 31, 2003, as well as the year ended December 31, 2003, compared to the year ended December 31, 2002. The net income of the Company is heavily dependent upon net interest income. Net interest income is the difference between the interest earned on loans, investment and mortgage-backed securities, and interest-bearing deposits in other banks, offset by the interest paid on deposits and borrowings.

        COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

        Net income was $3.0 million, or $0.38 per diluted share, for the year ended December 31, 2004, compared to $3.4 million, or $0.39 per diluted share, for the year ended December 31, 2003. The earnings provided a return on average equity of 3.78% in 2004, compared to 3.61% in 2003, and a return on average assets of 0.59% in 2004, compared to 0.68% in 2003.

        Net interest income, the Company's largest source of income, decreased slightly in 2004 by $70,000, or 0.5%. This decrease was due in part to the declining ratio of average interest-earning assets to average interest-bearing liabilities during 2004. The Company's ratio of average interest-earning assets to average interest-bearing liabilities decreased from 118.65% in 2003 to 110.96% in 2004 due primarily from the repurchase of 1,250,000 shares of common stock for $16.4 million. This also contributed to a slight decrease in the Company's net interest margin from 2.67% in 2003 to 2.63% in 2004. However, the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities has improved by 21 basis points from 2.57% in 2003 to 2.78% in 2004. This increase was largely due to a series of 25 basis point increases in the federal funds rate by the Federal Reserve Board that resulted in a 1.25% increase in the prime-lending rate during the year to 5.25% at December 31, 2004. Approximately 57% of the Company's loan portfolio reprices each month, the majority of which are tied to the prime lending rate. As such, management believes that the Company's net interest margin and resulting net interest income will improve in 2005, if short-term interest rates continue to increase, prepayments on loans and mortgage-backed securities slow to more normalized levels, and loan demand improves. However, if short-term interest rates decline, loan prepayments accelerate, or loan demand slows, management's expectations for 2005 may not be realized.

        Interest income for the year ended December 31, 2004, decreased by $859,000, or 3.9%, to $21.1 million. This decrease was primarily due to a $682,000, or 4.1%, reduction in interest income on loans. During the year, average outstanding loans decreased by $2.9 million, or 1.0%, from $297.5 million to $294.6 million, while the average yield on loans decreased from 5.7% to 5.5%. These changes were primarily the result of a continued high level of loan prepayments and refinancings that reduced both yields and outstanding balances. The reduction in average outstanding loans was primarily concentrated in the Company's portfolio of one-to-four family residential loans due to the fact that the Company originates and closes substantially all new fixed-rate residential loans as a broker for an independent third party. This reduces the Company's vulnerability to increases in interest rates and provides current period fee income. During 2004 loans secured by one-to-four family residences decreased by $11.1 million, or 10.8%, to $91.7 million at December 31, 2004, while the remaining loan portfolio, which consists of construction loans, multifamily residential loans, commercial real estate loans, commercial business loans and consumer loans, increased by $30.3 million, or 15.5%, to $225.5 million at December 31, 2004. The Company has expanded into the high growth market of Cornelius, North Carolina with a loan production office and has recently hired three additional commercial lenders and one additional mortgage loan originator. Management believes that these actions, coupled with the recent increases in the prime lending rate, will improve the level of outstanding loans and the yield on the loan portfolio in 2005.

        Interest earned on interest-bearing bank balances decreased by $107,000, or 43.0%, to $142,000 in 2004. The average balance of interest-bearing bank balances decreased by $11.2 million, or 49.3%, to $11.6 million. These funds were primarily used to repurchase stock and purchase higher yielding investment securities. The average yield on these interest-earning bank balances increased slightly from 1.09% in 2003 to 1.22% in 2004. Interest earned on investment securities increased by $410,000, or 27.4%, to $1.9 million in 2004. This increase in interest income was primarily due to a $15.7 million, or 40.8%, increase in the average outstanding balance of investment securities. These additional securities were funded primarily by deposit growth and existing interest-bearing bank balances. The average yield on investment securities decreased by 37 basis points to 3.51% for 2004 due to the historically low levels of short-term interest rates during 2004. Interest income from mortgage-backed securities decreased by $480,000, or 14.0%, to $2.9 million in 2004. This decrease was largely due to a $9.9 million, or 10.8%, decrease in the average balance of mortgage-backed securities during 2004, resulting in part from the sale of $6.4 million of mortgage-backed securities during the year. These proceeds were used, in part, to repurchase shares of the Company's common stock in the Company. Also, during 2004, the average yield on mortgage-backed securities decreased from 3.73% to 3.59%, due in part to higher prepayment levels resulting from attractive mortgage interest rates during the year. Management expects the levels of investment and mortgage-backed securities will decline during 2005, with the proceeds of any sales, maturities, and normal amortization, to be used to fund additional loan originations and stock repurchases.

        Interest expense for the year ended December 31, 2004 decreased $789,000, or 9.0%, to $7.9 million. This decrease was due to a $374,000, or 5.8%, decrease in interest expense on deposits and a $415,000, or 18.6%, decrease in interest expense on borrowed funds. Average interest-bearing deposits increased $17.0 million, or 5.2%, to $345.7 million at December 31, 2004. Most of this increase was attributable to a $13.6 million increase in average core deposits, which includes checking accounts, money market demand accounts, and savings accounts. The remaining increase of $3.4 million was attributable to certificates of deposits. This change in the deposit mix reflects management's commitment to building new and enhancing existing customer relationships by focusing on a customer's primary financial needs such as checking accounts, savings accounts, and money market demand accounts. The average interest rate paid on deposits decreased from 1.97% in 2003 to 1.73% in 2004 due to lower market rates and an emphasis on lower-costing core deposits. Average borrowings increased by $1.8 million, or 3.5%, to $53.1 million at December 31, 2004, while the average rate paid on borrowings decreased from 4.35% in 2003 to 3.42% in 2004 due to lower market interest rates in 2004 and the restructuring of $15.0 million in Federal Home Loan Bank advances in 2003. This restructuring reduced the average interest rate on these $15.0 million in advances from 5.8% to 1.8%. Management expects that the cost of funds for deposits and borrowings will increase in 2005 if short-term interest rates continue to increase.

        The Company provided $330,000 and $60,000 in loan loss provisions for the years ended December 31, 2004 and 2003, respectively. The allowance for loan losses as a percentage of loans was 0.95% at December 31, 2004, and 1.00% at December 31, 2003. The provision for loan losses increased due to strong growth in the Company's loan portfolio of $19.1 million, coupled with net charge-offs of $270,000 during the year. The level of nonperforming loans increased by $417,000 to $946,000 at December 31, 2004. Most of this increase was attributable to a $434,000 increase in nonperforming one-to-four family residential loans, which are secured by real estate. As a result, the ratio of nonperforming loans to net loans increased from 0.18% at December 31, 2003, to 0.30% at December 31, 2004. Also, real estate owned increased by $661,000 to $806,000 at December 31, 2004. All of the properties acquired through foreclosure are one-to-four family residential properties that are in various stages of disposition. As a result, the ratio of nonperforming assets to total assets increased from 0.14% at December 31, 2003, to 0.34% at December 31, 2004. Refer to the "Allowance for Loan Losses" section of Item 7. of this report for further discussion.

        For the year ended December 31, 2004, noninterest income decreased by $737,000, or 13.3%, from $5.6 million to $4.8 million. Excluding the net gain on sale of securities and other assets of $674,000 for the year ended December 31, 2004, and $1.0 million for the year ended December 31, 2003, noninterest income decreased by $390,000, or 8.6%. The primary reasons for the decrease were a $286,000 reduction in mortgage banking and loan fee income and a $134,000 reduction in the fair value adjustment on rabbi trust accounts. The decrease in mortgage-banking and loan fee income was primarily due to a reduced number of residential loan originations in 2004 as compared to 2003. This was largely due to a moderate increase in longer-term mortgage interest rates during 2004. Management expects that mortgage lending activity will continue to slow down in 2005 if long-term mortgage interest rates continue to rise during the year. The reduction in the fair value adjustment on rabbi trust accounts is offset by a corresponding decrease in compensation expense, resulting in no net impact on net income. The Company also realized moderate decreases in fee income on deposit accounts, commissions on sale of uninsured products, dividends on FHLB stock, and other income. Fee income on deposit accounts decreased by $23,000, or 1.0%, due to a slight reduction of fees generated from overdrawn checking accounts. Management believes that a continued focus on growing retail and commercial checking accounts will result in a moderate improvement in fee income on deposit accounts in 2005. Commissions earned from the sale of uninsured products decreased by $41,000, or 25.6%, to $120,000 for the year ending December 31, 2004. During 2004, the Company changed brokerage vendors from UVEST to Raymond James and hired an additional sales representative. Management believes that these actions will result in increased commissions during 2005. The $6,000 decrease on dividends on FHLB stock is directly related to the rate paid by the FHLB and the number of outstanding shares (based on outstanding advances). Management expects that the dividend rate paid by the FHLB will increase in 2005 due to recent increases in short-term interest rates. Other income decreased by only $1,000, and is expected to be at a comparable level in 2005.

        Gain on sale of securities decreased by $567,000, or 55.6%, from 2003 to 2004. During the year ended December 31, 2004, the Company sold $1.8 million in investment securities and $6.4 million in mortgage-backed securities at a net gain of $454,000. The proceeds from these sales were used to generate funds to repurchase shares of stock and originate loans. During the year ended December 31, 2003, the Company sold $8.1 million in investment securities and $12.2 million in mortgage-backed securities at a net gain of $1.0 million. These gains were used to offset the impact of vesting a portion of the shares of common stock granted in the Citizens South Banking Corporation 2003 Recognition and Retention Plan, which is described in "Note - 12 Employee Benefit Plans" under
Item 8. of this report. The Company also recognized a $219,000 increase in net gain on sale of other assets from 2003 to 2004. This increase was primarily due to the sale of a branch office in 2004 that resulted in a gain of $218,000. The operations of this office were consolidated into the new corporate office in May 2004 and the office was subsequently vacated. The office was sold for $374,000 in December 2004.

        Noninterest expense decreased by $262,000, or 1.9%, from $13.9 million in 2003 to $13.6 million in 2004. The primary reasons for this decrease were a $702,000 decrease in compensation, a $1.3 million prepayment penalty on FHLB advances in 2003, and a $249,000 reduction in the amortization of intangible assets. The $702,000, or 9.6%, decrease in compensation was largely due to a $694,000 reduction in the vesting expense of the common stock granted in the Citizens South Banking Corporation 2003 Recognition and Retention Plan. The vesting schedule for this stock is 30% in 2003 and 10% in 2004 and each year thereafter until completely vested. Management expects that compensation expense will increase in 2005 as additional loan officers are hired to increase loan production, personnel are hired to staff a new office in Belmont, North Carolina and a loan production office in Cornelius, North Carolina, and unvested options are expensed in accordance with SFAS No. 123 (revised), Share Based Payment. The $1.3 million prepayment penalty in 2003 was associated with the restructuring of $15.0 million in borrowed funds. This action was taken by the Company in an effort to capitalize on historically low interest rates, lower the Company's cost of funds, and improve the Company's net interest margin. This restructuring is expected to reduce interest expense by approximately $1.7 million over a five-year period. The amortization of intangible assets decreased by $249,000, or 37.0%, during 2004. The Company's core deposit intangible is being amortized over a seven-year period on an accelerated basis. The unamortized balance of the core deposit intangible as of December 31, 2004, was $783,000. Management expects the expense from the amortization of intangible assets to continue to decrease in 2005. The Company also realized moderate decreases in NOW account expenses, professional expenses, and deposit insurance. Management expects that these expenses will increase moderately in 2005, as the number of checking accounts is expected to increase and additional professional services are expected to be needed due to changing laws and regulations.

        The decreases in noninterest expenses listed above were partly offset by increases in occupancy expense, data processing, advertising, and other noninterest expenses. Occupancy expense increased by $434,000, or 32.3%, to $1.8 million in 2004. This increase was primarily due to the opening of the corporate office in 2004 and a new banking office in the third quarter of 2003. The Company sold a banking office in December 2004 that was vacant as a result of the opening of the new corporate office in May 2004. Management expects that office occupancy will increase in 2005 as the Company opens a full-service banking office in Belmont, North Carolina during the third quarter 2005 and obtains leased space for its loan production office in Cornelius, North Carolina. Data processing increased by $106,000, to $222,000 for the year ending December 31, 2004. During 2004 the Company upgraded its technology capabilities in the areas of online banking, cash management services, document imaging and core processing. These new capabilities allow the Company to offer a higher level of service to its existing customers, and to better compete for new customers. Management expects that data processing costs will moderately increase in 2005. Advertising expense increased by $60,000, or 21.4% during 2004 to $341,000. The Company has focused much of its marketing efforts on increasing its core deposits. The Company will continue to focus on building new retail and commercial loan and deposit relationships in 2005. Advertising costs are expected to decrease slightly in 2005. Other noninterest expenses, which includes expenses related to employee travel and training, deposit operations, loan administration, financial reporting, franchise and other taxes, and other miscellaneous items, increased by $471,000, or 33.9%. A large portion of the increase was due to training on the new computer system and enhanced products, relocating to the corporate office, and costs associated with supporting a larger number of deposit and loan accounts. Management expects that other noninterest expenses will decrease slightly in 2005. There were also moderate increases in expenses related to office supplies and telephone and communications. These expenses are expected to remain flat in 2005 due to reduced per item costs prescribed in new vendor contracts for office supplies and telecommunications.

        Effective December 31, 2004, management determined that unrealized losses on $2.0 million in perpetual preferred stock issued by Fannie Mae and $2.0 million in perpetual preferred stock issued by Freddie Mac were "other-than-temporary" impairments. As a result, management recorded a noncash, pretax loss of $983,000. The unrealized losses on these securities were considered to be "other-than-temporary" by management for the following reasons:
1) both Fannie Mae and Freddie Mac have experienced recent accounting irregularities that have resulted in restated financial results from prior periods; 2) the yield on perpetual preferred stock recently issued by Fannie Mae is much higher than the yield of the preferred stock held by the Company, which decreases the value of the Company's security; 3) the preferred stock for Fannie Mae was recently downgraded and the preferred stock for both Companies are on a negative watch list; 4) the Freddie Mac preferred stock repriced in December 2004, yet it continued to have significant unrealized losses at year end; 5) neither of the preferred stock issues have stated maturity dates, so the recovery of the unrealized losses is not expected to occur in the foreseeable future. The credit issues facing Fannie Mae and Freddie Mac only impact the performance of the Company's perpetual preferred stock. The Company did not own any other perpetual preferred stock at December 31, 2004.

        The Company's provision for income taxes was $1.1 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively. The change was primarily due to an $815,000 decrease in pretax income. The effective tax rate decreased from 30.2% to 26.7% due to a larger percentage of income being derived from tax-advantaged assets such as municipal securities, U.S. Government Agency securities, and bank-owned life insurance that generate tax-exempt income. Management expects that the effective tax rate for 2005 will increase as a smaller percentage of pretax income is expected to be derived from tax-advantaged assets.

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

        Interest earned on investment securities increased slightly to $1.5 million. The average balance of investment securities increased by $9.0 million, or 30.5%, to $38.5 million; however, this increase was offset by a decrease in the yield from 5.0% to 3.9%. Interest earned on mortgage-backed securities increased by $2.0 million, or 144.4%. This increase was due to a $63.1 million, or 219.6% increase in average outstanding balances to $91.9 million for 2003. These average balances increased due to the investment in net proceeds received in the September 2002 stock offering (see the "Business" section of Item 1. for further discussion), the reinvestment of funds received from loan prepayments, and the investment of funds received from borrowed money. The increase in average balances was partly offset in a decrease in the average yield from 4.9% to 3.7%. Management plans to reinvest the cash flows generated from these mortgage-backed securities into new consumer and commercial loan originations.

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

        The Company provided $60,000 and $225,000 in loan loss provisions for the years ended December 31, 2003 and 2002, respectively. The allowance for loan losses as a percentage of loans was 1.00% at December 31, 2003, and 0.99% at December 31, 2002. The ratio of allowances to total loans has remained flat due to the stable ratio of nonperforming loans to total loans of 0.17% at December 31, 2002, and 0.18% at December 31, 2003. Refer to the "Allowance for Loan Losses" section of Item 7. of this report for further discussion.

        For the year ended December 31, 2003, noninterest income increased by $1.4 million, or 35.0%, from $4.1 million to $5.6 million. The primary reasons for the change were a $161,000 increase in fees on deposit accounts, a $62,000 increase in mortgage banking loan fee income, a $779,000 increase in gains on sale of assets, and a $311,000 increase in the fair value adjustment on deferred compensation assets. The increase in fees on deposit accounts resulted from our continued emphasis on building our portfolio of fee-generating demand deposit accounts and a competitive fee structure on deposit products. Mortgage banking loan fee income increased due to a higher number of loan originations resulting, in part, from lower interest rates. We originated and closed many of these residential loans as a broker for a third party, resulting in immediate fee income for the Bank. The increase in the fair value adjustment on investments associated with deferred compensation assets totaled $311,000, which was offset by a corresponding $311,000 adjustment to compensation expense, resulting in no net impact on net income. During the year ended December 31, 2003, the Company sold $8.1 million in investment securities and $12.1 million in mortgage-backed securities at a net gain of $1.0 million. These gains were used to offset the impact of vesting a portion of the common stock granted in the Citizens South Banking Corporation 2003 Recognition and Retention Plan, which is described in "Note - 12 Employee Benefit Plans" under Item 8. of this report. During the fiscal year ended December 31, 2002, the Company sold $4.0 million in investment securities, $5.0 million in mortgage-backed securities, and $1.4 million of residential loans at a gain of $243,000.

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

        These increases in noninterest expenses were partially offset by a $428,000, or 38.8%, reduction in the amortization of the core deposit intangible. The core deposit intangible was created as a result of the acquisition of Innes Street in 2001, which is described in the "Business" section of Item 1. of this report. It is being amortized over a seven-year period on an accelerated basis. The unamortized balance of the core deposit intangible as of December 31, 2003, was $1.1 million. The Company also experienced decreased expenses associated with data processing expenses, office supplies and advertising totaling $260,000, or 27.1%. These decreases were primarily attributable to higher than normal expenses experienced in 2002 relating to the changing of the Bank's name and the consolidation of the Bank's computer systems following the acquisition of Innes Street in December 2001, which is described in the "Business" section of Item 1. of this report.

        The Company's provision for income taxes was $1.5 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively. The change was primarily due to a $2.2 million decrease in pretax income. The effective tax rate decreased from 35.9% to 30.2% due to a larger percentage of income being derived from tax-advantaged assets such as municipal securities, U.S. Government Agency securities, and bank-owned life insurance that generate tax-exempt income.

        NET INTEREST INCOME

        The net income of the Company is heavily dependent upon net interest income. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. The following table sets forth certain information relating to the Company for the years ended December 31, 2004, 2003 and 2002. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made.

        TABLE 1
        AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

                                                      December 31, 2004                        December 31, 2003
                                           --------------------------------------    -------------------------------------
                                                          Interest       Average                    Interest      Average
                                             Average      Income/        Yield/        Average       Income/      Yield/
(Dollars in Thousands)                       Balance      Expense         Cost         Balance       Expense       Cost
----------------------------------------   ----------    ----------    ----------    ----------    ----------   ----------
Assets:
Interest-earning assets:
  Loans receivable (1) .................   $  294,647    $   16,116          5.47%   $  297,517    $   16,798         5.65%
  Interest-bearing bank deposits .......       11,598           142          1.22        22,847           249         1.09
  Investment securities ................       54,234         1,906          3.51        38,523         1,496         3.88
  Mortgage-backed securities ...........       82,025         2,946          3.59        91,939         3,426         3.73
                                           ----------    ----------    ----------    ----------    ----------   ----------
Total interest-earning assets ..........      442,504        21,110          4.77       450,826        21,969         4.87
Noninterest-earning assets. ............       57,433                                    44,372
                                           ----------                                ----------
Total assets............................   $  499,937                                $  495,198
                                           ==========                                ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Demand deposit accounts ..............   $   32,964    $      103          0.31%   $   28,525    $       91         0.32%
  Money market deposit accounts ........       59,121           842          1.42        43,097           550         1.28
  Savings accounts .....................       32,802           165          0.50        39,705           305         0.77
  Certificates of deposit ..............      220,838         5,017          2.27       217,395         5,555         2.56
  Borrowed funds .......................       53,053         1,816          3.42        51,238         2,231         4.35
                                           ----------    ----------    ----------    ----------    ----------   ----------
Total interest-bearing liabilities .....      398,779         7,943          1.99       379,960         8,732         2.30
                                                         ----------                                ----------
Noninterest-bearing liabilities ........       22,966                                    21,365
                                           ----------                                ----------
Total liabilities.......................      421,745                                   401,325

Stockholders' equity....................       78,192                                    93,873
                                           ----------                                ----------
Total liabilities and equity ...........   $  499,937                                $  495,198
                                           ==========                                ==========
Net interest income.....................                 $   13,167                                $   13,237
                                                         ==========                                ==========
Interest rate spread (2)................                                     2.78%                                    2.57%
                                                                       ==========                               ==========
Net interest margin (3).................                                     2.63%                                    2.67%
                                                                       ==========                               ==========
Net yield on interest-earning
 assets (4).............................                                     2.98%                                    2.94%
                                                                       ==========                               ==========
Ratio of average interest-earning
 assets to avg. interest-bearing
 liabilities............................       110.96%                                   118.65%
                                           ==========                                ==========

                                                   December 31, 2002
                                           ------------------------------------
                                                         Interest     Average
                                             Average      Income/      Yield/
(Dollars in Thousands)                       Balance      Expense       Cost
----------------------------------------   ----------   ----------   ----------
Assets:
Interest-earning assets:
  Loans receivable (1) .................   $  320,505   $   21,232         6.62%
  Interest-bearing bank deposits .......       37,963          600         1.58
  Investment securities ................       29,515        1,482         5.02
  Mortgage-backed securities ...........       28,765        1,402         4.87
                                           ----------   ----------   ----------
Total interest-earning assets ..........      416,748       24,716         5.93
Noninterest-earning assets. ............       41,568
                                           ----------
Total assets............................   $  458,316
                                           ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Demand deposit accounts ..............       23,485           93         0.40%
  Money market deposit accounts ........       32,285          498         1.54
  Savings accounts .....................       45,292          638         1.41
  Certificates of deposit ..............      236,360        6,733         2.85
  Borrowed funds .......................       44,242        2,233         5.05
                                           ----------   ----------   ----------
Total interest-bearing liabilities .....      381,664       10,195         2.67
                                                        ----------
Noninterest-bearing liabilities ........       17,409
                                           ----------
Total liabilities.......................      399,073

Stockholders' equity....................       59,243
                                           ----------
Total liabilities and equity ...........   $  458,316
                                           ==========
Net interest income.....................                $   14,521
                                                        ==========
Interest rate spread (2)................                                   3.26%
                                                                     ==========
Net interest margin (3).................                                   3.17%
                                                                     ==========
Net yield on interest-earning
 assets (4).............................                                   3.48%
                                                                     ==========
Ratio of average interest-earning
 assets to avg. interest-bearing
 liabilities............................       109.19%
                                           ==========

----------
(1)  Average loan balances include nonaccrual loans.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-earning liabilities.
(3) Net interest margin is calculated by dividing net interest income by average assets for the period.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

        TABLE 2
        VOLUME AND RATE VARIANCE ANALYSIS

                                                     For The Year Ended                       For the Year Ended
                                           December 31, 2004 vs December 31, 2003    December 31, 2003 vs December 31, 2002
                                                     Increase (Decrease)                      Increase (Decrease)
                                                           Due to                                    Due to
                                           --------------------------------------    -------------------------------------
  (In Thousands)                             Volume        Rate           Net          Volume         Rate         Net
----------------------------------------   ----------    ----------    ----------    ----------    ----------   ----------
Interest income:
  Loans receivable .....................   $     (161)   $     (521)   $     (682)   $   (1,449)   $   (2,985)  $   (4,434)
  Interest-bearing bank deposits .......         (143)           36          (107)         (197)         (154)        (351)
  Investment securities ................          534          (124)          410            55           (41)          14
  Mortgage-backed securities ...........         (359)         (121)         (480)        2,267          (243)       2,024
                                           ----------    ----------    ----------    ----------    ----------   ----------
Total interest income ..................         (129)         (730)         (859)          676        (3,423)      (2,747)
                                           ----------    ----------    ----------    ----------    ----------   ----------
Interest expense:
  Deposits .............................          234          (608)         (374)         (415)       (1,046)      (1,461)
  Borrowed funds .......................           82          (497)         (415)          (15)           13           (2)
                                           ----------    ----------    ----------    ----------    ----------   ----------
Total interest expense .................          316        (1,105)         (789)         (430)       (1,033)      (1,463)
                                           ----------    ----------    ----------    ----------    ----------   ----------
Net interest income ....................   $     (445)   $      375    $      (70)   $    1,106    $   (2,390)  $   (1,284)
                                           ==========    ==========    ==========    ==========    ==========   ==========

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

        TABLE 3
        LOAN PORTFOLIO

                                               December 31, 2004           December 31, 2003          December 31, 2002
                                           ------------------------    ------------------------    -----------------------
                                             Amount        Percent       Amount        Percent       Amount      Percent
                                           ----------    ----------    ----------    ----------    ----------   ----------
                                                                        (Dollars in Thousands)
Real estate loans:
  One-to-four family residential .......   $   91,714         28.92%   $  102,751         34.48%   $  140,360        46.32%
  Multifamily residential ..............       10,632          3.35        11,987          4.02         8,962         2.96
  Construction .........................       25,033          7.89         8,913          2.99         9,903         3.27
  Nonresidential .......................      114,551         36.12        94,357         31.66        69,313        22.88
                                           ----------    ----------    ----------    ----------    ----------   ----------
Total real estate loans ................      241,930         76.28       218,008         73.15       228,538        75.43
Commercial business loans ..............       14,002          4.41        14,001          4.70        12,084         3.99
Consumer loans .........................       61,245         19.31        66,020         22.15        62,368        20.58
                                           ----------    ----------    ----------    ----------    ----------   ----------
Total gross loans ......................      317,177        100.00%      298,029        100.00%      302,990       100.00%
                                                         ==========                  ==========                 ==========
Less:
  Deferred loan fees, net ..............           21                          34                          89
  Allowance for loan losses ............        3,029                       2,969                       2,995
                                           ----------                  ----------                  ----------
Total loans, net .......................   $  314,127                  $  295,026                  $  299,906
                                           ==========                  ==========                  ==========

                                              December 31, 2001          December 31, 2000
                                           -----------------------    -----------------------
                                             Amount       Percent       Amount       Percent
                                           ----------   ----------    ----------   ----------
                                                         (Dollars in Thousands)
                                           ----------   ----------    ----------   ----------
Real estate loans:
  One-to-four family residential .......   $  191,522        56.74%   $  109,907        68.40%
  Multifamily residential ..............        8,696         2.58         2,003         1.25
  Construction .........................       11,219         3.32         4,839         3.01
  Nonresidential .......................       53,110        15.74        12,925         8.04
                                           ----------   ----------    ----------   ----------
Total real estate loans ................      264,547        78.38       129,674        80.70
Commercial business loans ..............        6,930         2.05        12,834         7.99
Consumer loans .........................       66,058        19.57        18,183        11.31
                                           ----------   ----------    ----------   ----------
Total gross loans ......................      337,535       100.00%      160,691       100.00%
                                                        ==========                 ==========
Less:
  Deferred loan fees, net ..............           78                        305
  Allowance for loan losses ............        3,136                      1,566
                                           ----------                 ----------
Total loans, net .......................   $  334,321                 $  158,820
                                           ==========                 ==========

        Our Board of Directors must approve all loans in excess of $3.0 million or more, or in any amount to borrowers with existing exposure to us in excess of $3.0 million, or in any amount that when added to the borrower's existing exposure to us causes such total exposure to be in excess of $3.0 million. In addition, all unsecured loans in excess of $500,000, or in any amount when added to a borrower's existing unsecured exposure to us causes such unsecured exposure to be in excess of $500,000, must be approved by our Board of Directors. Loans of $3.0 million or less, or customers with exposure (including the proposed loan) of $3.0 million or less, or unsecured loans of $500,000 or less, or customers with unsecured exposure (including the proposed loan) of $500,000 or less, as applicable, may be approved individually or jointly by our lending officers within loan approval limits delegated by our Board of Directors. In addition, the Board of Directors has delegated "incremental" loan approval limits to certain lending officers which allows them to approve a new loan to an existing customer in an amount equal to, or less than, their incremental loan limit that would otherwise require approval by the Board of Directors or the additional approval of another lending officer. Any loan approved by a lending officer using their incremental loan limit must be ratified by the Board of Directors or approved by another lending officer, as applicable, after the loan has been made.

        The following table represents the maturity distribution of the Company's loans by type, including fixed rate loans, as of December 31, 2004. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

        TABLE 4
        MATURITY DISTRIBUTION OF LOAN PORTFOLIO

                                            One year      One to     Over Five
                                             or Less    Five Years     Years        Total
                                           ----------   ----------   ----------   ----------
                                                           (In thousands)
Real Estate:
  One-to-four family residential .......   $      305   $    5,389   $   86,020   $   91,714
  Multifamily residential ..............          454        9,016        1,162       10,632
  Construction .........................       12,375       10,194        2,464       25,033
  Nonresidential .......................       15,331       78,746       20,474      114,551
Commercial business ....................        4,106        9,718          178       14,002
Consumer ...............................        2,267        3,034       55,944       61,245
                                           ----------   ----------   ----------   ----------
Total loans ............................   $   34,838   $  116,097   $  166,242   $  317,177
                                           ==========   ==========   ==========   ==========

        The following table sets forth the dollar amount of all loans as of December 31, 2004, for which final payment is not due until after December 31, 2005. The table also shows the amount of each type of loan that has a fixed rate of interest and those that have an adjustable rate of interest.

        TABLE 5
        INTEREST RATE DISTRIBUTION OF LOAN PORTFOLIO

                                                           Adjustable
                                            Fixed Rates      Rates          Total
                                           ------------   ------------   ------------
                                                      (In thousands)
Real Estate Loans:
  One-to-four family residential .......   $     32,698   $     58,711   $     91,409
  Multifamily residential ..............          1,530          8,648         10,178
  Construction .........................          3,442          9,216         12,658
  Nonresidential .......................         17,940         81,280         99,220
                                           ------------   ------------   ------------
Total real estate loans ................         55,610        157,855        213,465
Commercial business ....................          3,361          6,535          9,896
Consumer loans .........................          3,995         54,983         58,978
                                           ------------   ------------   ------------
  Total loans ..........................   $     62,966   $    219,373   $    282,339
                                           ============   ============   ============

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

        TABLE 6
        SCHEDULE OF NONPERFORMING ASSETS

                                                                           December 31,
                                                ------------------------------------------------------------------
                                                   2004          2003          2002          2001          2000
                                                ----------    ----------    ----------    ----------    ----------
                                                                      (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
  One-to-four family residential ............   $      627    $      193    $      329    $      756    $      236
  Multifamily residential ...................            0             0             0            70            71
  Construction ..............................            0             0            90             0             0
  Nonresidential real estate ................          209            20             0             0             0
Commercial business .........................           30           203            21           150            75
Consumer ....................................           80           113            76           196            97
                                                ----------    ----------    ----------    ----------    ----------
Total nonaccrual loans ......................          946           529           516         1,172           479
Accruing loans which were contractually
 past due 90 days or more ...................            0             0             0             0             0
                                                ----------    ----------    ----------    ----------    ----------
Total nonperforming loans ...................          946           529           516         1,172           479
Real estate owned ...........................          806           145         1,307         1,470             0
                                                ----------    ----------    ----------    ----------    ----------
Total nonperforming assets ..................   $    1,752    $      674    $    1,823    $    2,642    $      479
                                                ==========    ==========    ==========    ==========    ==========
Nonperforming loans to net loans ............         0.30%         0.18%         0.17%         0.35%         0.30%
Nonperforming assets to total assets ........         0.34%         0.14%         0.37%         0.59%         0.19%

        Real Estate Acquired in Settlement of Loans. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Generally, foreclosed assets are held for sale and such assets are carried at the lower of cost or market value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. At December 31, 2004, we had $806,000 in real estate acquired in settlement of loans. This balance is comprised of 15 single-family residences located in the Bank's normal lending area. Thirteen of these properties are investor rental properties that were acquired in 2004 from three separate borrowers. The Company has no other direct material exposure to these three borrowers. These single-family residences are in various stages of disposition.

        Restructured Loans. Under accounting principles generally accepted in the United States of America ("GAAP"), we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrowers that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. We had no restructured loans as of December 31, 2004.

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

        As of December 31, 2004, we had $3.5 million in assets classified substandard, $202,000 classified doubtful, and no assets classified as loss. The aggregate amount designated special mention as of December 31, 2004, was $5.0 million. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," management determined that impaired loans were not material as of December 31, 2004.

        As of December 31, 2003, we had $2.6 million classified as substandard, $203,000 classified as doubtful and no assets classified as loss. The aggregate amount designated special mention was $3.1 million. Pursuant to SFAS 114, management determined that impaired loans were not material as of December 31, 2003.

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

        At December 31, 2004, we had an allowance for loan losses of $3.0 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for risks inherent in the remaining loan portfolios. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination. The following table sets forth an analysis of our allowance for loan losses.

        TABLE 7
        ALLOWANCE OF LOAN LOSSES

                                                                At and For the Twelve Months Ended
                                                                          December 31,
                                                     --------------------------------------------------------
                                                       2004        2003        2002        2001        2000
                                                     --------    --------    --------    --------    --------
                                                                      (Dollars in Thousands)
Allowance at beginning of period .................   $  2,969    $  2,995    $  3,136    $  1,566    $  1,517
Charge-offs:
  One-to-four family residential .................         14           0          16           0           0
  Nonresidential mortgage loans ..................        174           0         175           0           0
  Commercial business loans ......................         76           0         150           0           0
  Consumer loans .................................         14          94          42         104           4
                                                     --------    --------    --------    --------    --------
Total charge-offs ................................   $    278    $     94    $    383    $    104    $      4

Recoveries:
  One-to-four family residential .................          0           0           0           0           0
  Nonresidential mortgage loans ..................          1           0           0           0           0
  Commercial business loans ......................          4           0           0           0           0
  Consumer loans .................................          3           8          17           1           1
                                                     --------    --------    --------    --------    --------
Total recoveries .................................   $      8    $      8    $     17    $      1    $      1
                                                     --------    --------    --------    --------    --------
Net charge-offs ..................................   $    270    $     86    $    366    $    103    $      3
Provision for loan losses ........................        330          60         225         120          52
Allowance acquired in acquisition ................          0           0           0       1,553           0
                                                     --------    --------    --------    --------    --------
  Allowance at end of period .....................   $  3,029    $  2,969    $  2,995    $  3,136    $  1,566
                                                     ========    ========    ========    ========    ========
Allowance for loan losses to total gross loans ...       0.95%       1.00%       0.99%       0.93%       0.97%
Net charge-offs to average loans .................       0.09%       0.03%       0.11%       0.06%       0.00%

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

        TABLE 8
        ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                       December 31, 2004      December 31, 2003      December 31, 2002
                                      -------------------    -------------------    -------------------
                                                   % of                   % of                   % of
                                                  Total                  Total                  Total
                                       Amount     Loans       Amount     Loans       Amount     Loans
                                      --------   --------    --------   --------    --------   --------
                                                            (dollars in thousands)
Real estate loans:
  One-to-four family residential ..   $    250      28.92%   $    399      33.48%   $    475      46.32%
  Multifamily residential .........        100       3.35         100       4.02         100       2.96
  Construction ....................        300       7.89         150       2.99         150       3.27
  Nonresidential ..................        609      36.12         550      31.66         500      22.88
                                      --------   --------    --------   --------    --------   --------
Total real estate loans ...........      1,259      76.28       1,199      73.15       1,225      75.43
Commercial business ...............        600       4.41         600       4.70         600       3.99
Consumer loans ....................      1,171      19.31       1,170      22.15       1,170      20.58
                                      --------   --------    --------   --------    --------   --------
Total allowance for loan losses ...   $  3,029     100.00%   $  2,969     100.00%   $  2,995     100.00%
                                      ========   ========    ========   ========    ========   ========

                                       December 31, 2001      December 31, 2000
                                      -------------------    -------------------
                                                   % of                   % of
                                                   Total                  Total
                                       Amount      Loans      Amount     Loans
                                      --------   --------    --------   --------
                                                (dollars in thousands)
Real estate loans:
  One-to-four family residential ..   $    800      56.74%   $    400      68.40%
  Multifamily residential .........        100       2.58          50       1.25
  Construction ....................        150       3.32          55       3.01
  Nonresidential ..................        225      15.74          70       8.04
                                      --------   --------    --------   --------
Total real estate loans ...........      1,275      78.38         575      80.70
Commercial business ...............        744       2.05         500       7.99
Consumer loans ....................      1,117      19.57         491      11.31
                                      --------   --------    --------   --------
Total allowance for loan losses ...   $  3,136     100.00%   $  1,566     100.00%
                                      ========   ========    ========   ========

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

        TABLE 9
        DEPOSIT PORTFOLIO COMPOSITION

                                    December 31, 2004          December 31, 2003          December 31, 2002
                                 -----------------------    -----------------------    -----------------------
                                                Average                    Average                    Average
                                   Actual      Interest       Actual      Interest       Actual      Interest
Category                           Balance       Rate         Balance       Rate         Balance       Rate
------------------------------   ----------   ----------    ----------   ----------    ----------   ----------
                                                           (dollars in thousands)
Noninterest bearing demand ...   $   19,734          0.0%   $   12,906          0.0%   $   11,203          0.0%
Interest bearing demand ......       32,949          0.3        30,780          0.3        25,773          0.4
Money market deposit .........       77,924          1.4        48,189          1.3        35,811          1.5
Savings accounts .............       29,174          0.5        36,754          0.8        43,670          1.4
Certificates of deposit ......      214,962          2.3       213,817          2.6       224,405          2.9
                                 ----------   ----------    ----------   ----------    ----------   ----------
Total Deposits ...............   $  374,744          1.7%   $  342,446          1.9%   $  340,862          2.3%
                                 ==========   ==========    ==========   ==========    ==========   ==========

        The following table indicates the amount of our time deposits (also referred to as certificates of deposits) with a principal balance greater than $100,000 by time remaining until maturity as of December 31, 2004.

        TABLE 10
        MATURITIES OF TIME DEPOSITS OVER $100,000

           Maturity Period                                 Time Deposits
           ---------------------------------------------   -------------
                                                           (In Thousands)

           Within three months .........................   $      10,209
           Three to six months .........................          15,464
           Six through twelve months ...................          14,342
           Over twelve months ..........................          22,496
                                                           -------------
             Total time deposits over $100,000 .........   $      62,511
                                                           =============

        The following table sets forth the amount of time deposits in the Bank categorized by rates as of December 31st at the dates indicated.

        TABLE 11
        TIME DEPOSIT INTEREST RATE COMPOSITION

                                                       At December 31,
                                           ------------------------------------
                                              2004         2003         2002
                                           ----------   ----------   ----------
                                                      (In Thousands)
Interest Rate

Less than 2.00% ........................   $   74,951   $   85,060   $   38,066
2.01-4.00% .............................      118,275      108,170      159,893
4.01-6.00% .............................       21,616       20,470       24,145
6.01-8.00% .............................          120          117        2,301
                                           ----------   ----------   ----------
                                           $  214,962   $  213,817   $  224,405
                                           ==========   ==========   ==========

        The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at December 31, 2004.

        TABLE 12
        TIME DEPOSIT MATURITY SCHEDULE

                                                           During the Years Ended December 31,
                                           ------------------------------------------------------------------
                                                                                        2008
Interest Rate                                 2005          2006          2007        or Later       Total
----------------------------------------   ----------    ----------    ----------    ----------    ----------
                                                                     (In Thousands)
Less than 2.0% .........................   $   73,171    $    1,723    $       57    $        0    $   74,951
2.01-4.0% ..............................       74,347        28,965        10,556         4,407       118,275
4.01-6.0% ..............................        8,487           245         4,259         8,625        21,616
6.01-8.0% ..............................          120             0             0             0           120
                                           ----------    ----------    ----------    ----------    ----------
Total ..................................   $  156,125    $   30,933    $   14,872    $   13,032    $  214,962
                                           ==========    ==========    ==========    ==========    ==========

        CAPITAL ADEQUACY AND RESOURCES

        OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio. At December 31, 2004, Citizens South Bank's capital exceeded all applicable requirements. Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank's capital: 1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2004, Citizens South Bank met the criteria for being considered "well-capitalized."

        Funding for future growth is dependent upon the earnings of the Company and its subsidiaries. At December 31, 2004, the Company had a capital to assets ratio of 14.22%. As such, the Company fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements. A primary reason for the Company's strong capital position was the successful stock offering that was completed in September 2002 that raised net proceeds of $45.5 million as discussed in the "Business" section of Item 1. of this report. The Company plans to continue to repurchase its common stock in the open market from time to time as market conditions warrant. During 2004, the Company repurchased 1,250,000 shares of common stock for $16.4 million.

        LIQUIDITY

        The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such in brokered deposits and Federal Home Loan Bank ("FHLB") advances. The Company has $71.8 million in additional advances available from its line of credit from the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company may also solicit brokered deposits for providing funds for asset growth; however, to date, the Company has not used such deposits to supplement its liquidity position.

        In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could effect the Company's liquidity position. At December 31, 2004, the Company had loan commitments of $15.9 million and unused lines of credit of $62.4 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities of other similar forms of off-balance sheet financing.

        Under existing contractual obligations, the Company will be required to make payments in future periods. The following table presents aggregated information about payments due under such contractual obligations at December 31, 2004. The Company expects that a portion of the deposits will not be renewed upon maturity. If there is a higher than normal level of time deposits that are not renewed at maturity, then the Company may experience a decrease in liquidity. This may result in the Company offering higher than market interest rates to maintain deposits, which would increase interest expense. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less.

        TABLE 13
        CONTRACTUAL MATURITIES

                                             Payments Due by Period at December 31, 2004
                                 -------------------------------------------------------------------
                                  One Year        One to       Three to     Over Five
                                   Or Less     Three Years    Five Years      Years         Total
                                 -----------   -----------   -----------   -----------   -----------
                                                            (in thousands)
Borrowed Funds ...............   $    13,771   $    20,500   $    11,500   $    10,000   $    55,771
Deposits .....................       315,907        45,805        13,032             0       374,744
Lease Obligations ............            46           119             0             0           165
                                 -----------   -----------   -----------   -----------   -----------
Total ........................   $   329,724   $    66,424   $    24,532   $    10,000   $   430,680
                                 ===========   ===========   ===========   ===========   ===========

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

        INTEREST RATE SENSITIVITY

        The Company's ALCO monitors the Company's level of interest rate sensitivity and ensures that the level of sensitivity of the Company's net portfolio value is maintained within limits established by the Board of Directors. Through such management, the ALCO seeks to reduce the vulnerability of the Company's operations to changes in interest rates. During the past year, the ALCO utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of short-term commercial business loans and nonresidential mortgage loans; (2) emphasizing the origination of adjustable-rate home equity lines of credit; (3) emphasizing the origination and retention of one-to-four family residential adjustable-rate mortgage loans; (4) originating all new fixed-rate mortgage loans as a broker for a third party; and
(5) investing in shorter-term investment securities.

        The Office of Thrift Supervision requires the computation of amounts by which the net present value of the Bank's cash flow from assets, liabilities, and off balance sheet items (the Bank's net portfolio value or "NPV") and the net interest income ("NII") of the Bank would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on a bank's NPV and NII from instantaneous and permanent one hundred- to three hundred-basis point increases and decreases in market interest rates. The following table presents the Bank's projected change in NPV and NII at December 31, 2004, as calculated by an independent third party, based upon information provided by the Bank. The Bank's level of sensitivity, given a hypothetical, immediate, and sustained change in interest rates from + 300 basis points to - 300 basis points, is within the range of acceptable sensitivity established by the Board of Directors.

        TABLE 14
        INTEREST RATE SENSITIVITY

                                  Estimated Theoretical      Estimated Theoretical
 Hypothetical, Immediate,          Net Interest Income        Net Portfolio Value
      and Sustained              -----------------------    -----------------------
Changes in Interest Rates          Amount      % Change       Amount      % Change
------------------------------   ----------   ----------    ----------   ----------
  (dollars in thousands)
300 basis point rise             $   16,051         15.5%   $   77,650         -2.3%
200 basis point rise                 15,428         11.1%       78,700         -1.0%
100 basis point rise                 14,709          5.9%       79,462         -0.1%
No change                            13,894          0.0%       79,508          0.0%
100 basis point decline              12,552         -9.7%       76,944         -3.2%
200 basis point decline              11,092        -20.2%       73,014         -8.2%
300 basis point decline               9,564        -31.2%       68,405        -14.0%

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

        IMPACT OF INFLATION AND CHANGING PRICES

        The consolidated financial statements and related notes have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial in nature. As a result, interest rates have a more significant impact on the Company's performance than the effect of inflation. Interest rates do not necessarily change in the same magnitude as the price of goods and services.

        TABLE 15
        QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       First        Second       Third       Fourth
                                                       Quarter      Quarter      Quarter     Quarter
                                                     ----------   ----------   ----------   ----------
                                                            (in thousands, except per share data)
2004
Interest income ..................................   $    5,155   $    4,995   $    5,318   $    5,642
Interest expense .................................        1,871        1,911        2,058        2,103
                                                     ----------   ----------   ----------   ----------
Net interest income ..............................        3,284        3,084        3,260        3,539
Provision for loan losses ........................           30           30           60          210
                                                     ----------   ----------   ----------   ----------
Net int. income after provision for loan losses ..        3,254        3,054        3,200        3,329
Noninterest income ...............................        1,326        1,165        1,076        1,257
Noninterest expense ..............................        3,197        2,862        3,265        4,305
                                                     ----------   ----------   ----------   ----------
Income before income taxes .......................        1,383        1,357        1,011          281
Income taxes .....................................          422          409          241            5
                                                     ----------   ----------   ----------   ----------
Net income .......................................   $      961   $      948   $      770   $      276
                                                     ==========   ==========   ==========   ==========
Per share data:
  Net income:
    Basic ........................................   $     0.12   $     0.12   $     0.11   $     0.04
    Diluted ......................................         0.12         0.12         0.11         0.04
  Cash dividends declared ........................        0.065        0.065        0.065        0.065
  Common stock price:
    High .........................................        14.40        13.74        13.27        14.27
    Low ..........................................        13.37        12.60        12.41        12.41

2003
Interest income ..................................   $    5,903   $    5,645   $    5,206   $    5,215
Interest expense .................................        2,328        2,286        2,202        1,916
                                                     ----------   ----------   ----------   ----------
Net interest income ..............................        3,575        3,359        3,004        3,299
Provision for loan losses ........................           15           15           15           15
                                                     ----------   ----------   ----------   ----------
Net int. income after provision for loan losses ..        3,560        3,344        2,989        3,284
Noninterest income ...............................        1,085        1,358        1,159        1,959
Noninterest expense ..............................        2,763        3,131        4,148        3,849
                                                     ----------   ----------   ----------   ----------
Income before income taxes .......................        1,882        1,571            0        1,394
Income taxes .....................................          675          447          (94)         428
                                                     ----------   ----------   ----------   ----------
Net income .......................................   $    1,207   $    1,124   $       94   $      966
                                                     ==========   ==========   ==========   ==========
Per share data:
  Net income:
    Basic ........................................   $     0.14   $     0.13   $     0.01   $     0.11
    Diluted ......................................         0.14         0.13         0.01         0.11
  Cash dividends declared ........................         0.06         0.06         0.06         0.06
  Common stock price:
    High .........................................        11.89        13.71        15.24        15.15
    Low ..........................................        10.04        11.99        12.90        13.70

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information responsive to this item in contained in Item 7. above under the captions "Management of Market Risk" and "Liquidity and Capital Resources".

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[LOGO OF CHERRY BEKAERT & HOLLAND]

             REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens South Banking Corporation

We have audited the accompanying consolidated statements of condition of Citizens South Banking Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens South Banking Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.


Gastonia, North Carolina
March 3, 2005

                       CITIZENS SOUTH BANKING CORPORATION

                      Consolidated Statements of Condition

                                                                                     DECEMBER 31,
                                                                           -------------------------------
                                                                                2004             2003
                                                                           --------------   --------------
Assets
Cash and due from banks                                                    $    5,799,611   $    5,374,150
Interest-earning bank balances                                                  5,790,650        2,840,035
                                                                           --------------   --------------
  Cash and cash equivalents                                                    11,590,261        8,214,185
Investment securities available-for-sale                                       52,407,378       56,233,140
Mortgage-backed and related securities available-for-sale                      81,169,479       89,168,143
Loans, net of deferred fees                                                   317,156,086      297,994,856
Allowance for loan losses                                                      (3,029,108)      (2,968,510)
                                                                           --------------   --------------
  Loans, net                                                                  314,126,978      295,026,346
Premises and equipment, net                                                    17,362,825       14,938,818
Accrued interest receivable                                                     1,662,085        1,942,899
Federal Home Loan Bank stock                                                    3,460,700        2,915,000
Intangible assets                                                               7,559,512        7,984,320
Bank owned life insurance                                                      12,885,164       12,317,201
Other assets                                                                    6,736,962        7,010,742
                                                                           --------------   --------------
    Total assets                                                           $  508,961,344   $  495,750,794
                                                                           ==============   ==============
Liabilities and Equity
Deposits                                                                   $  374,744,428   $  342,445,676
Advances from Federal Home Loan Bank                                           55,000,000       58,300,000
Repurchase agreements                                                             771,538          681,394
Deferred compensation                                                           5,850,061        6,164,432
Other liabilities                                                                 201,060          490,384
                                                                           --------------   --------------
    Total liabilities                                                         436,567,087      408,081,886
Commitments and contingencies
Stockholders' Equity
    Preferred stock, 10,000,000 shares authorized, none issued                          -                -
    Common stock, $0.01 par value, 20,000,000 shares authorized
     in 2004 and 2003, issued and outstanding 9,062,727 in 2004 and 2003           90,628           90,628
    Additional paid-in-capital                                                 68,380,746       68,280,596
    Unallocated common stock held by Employee Stock Ownership Plan             (1,795,877)      (1,978,722)
    Unearned compensation related to Recognition and Retention Plan            (1,698,424)      (1,979,449)
    Retained earnings, substantially restricted                                29,765,725       28,823,864
    Accumulated unrealized loss on securities available-for-sale,
     net of tax                                                                  (418,552)         (39,963)
    Treasury stock of 1,630,583 shares at December 31, 2004, and
     392,414 shares at December 31, 2003, at cost                             (21,929,989)      (5,528,046)
                                                                           --------------   --------------
      Total stockholders' equity                                               72,394,257       87,668,908
                                                                           --------------   --------------
      Total liabilities and stockholders' equity                           $  508,961,344   $  495,750,794
                                                                           ==============   ==============

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

                      Consolidated Statements of Operations

                                                          YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                             2004           2003           2002
                                                         ------------   ------------   ------------
Interest income
  Loans                                                  $ 16,115,649   $ 16,797,651   $ 21,232,156
  Investment securities                                     2,048,161      1,745,240      2,082,359
  Mortgage-backed and related securities                    2,946,442      3,426,438      1,401,924
                                                         ------------   ------------   ------------
    Total interest income                                  21,110,252     21,969,329     24,716,439

Interest expense
  Deposits                                                  6,127,372      6,501,361      7,961,809
  Borrowed funds                                            1,815,867      2,230,995      2,233,383
                                                         ------------   ------------   ------------
    Total interest expense                                  7,943,239      8,732,356     10,195,192
                                                         ------------   ------------   ------------
    Net interest income                                    13,167,013     13,236,973     14,521,247

Provision for loan losses                                     330,000         60,000        225,000
                                                         ------------   ------------   ------------
Net interest income after provision for loan losses        12,837,013     13,176,973     14,296,247

Noninterest income
  Fee income on deposit accounts                            2,426,137      2,448,921      2,287,598
  Fee income on mortgage banking activities                   545,948        831,806        769,337
  Gain on sale of securities                                  453,725      1,020,673        243,233
  Gain on sale of other assets                                220,543          1,213              -
  Commissions on sales of financial products                  120,035        161,296        161,951
  Dividends on FHLB stock                                      96,289        102,057        177,119
  Fair market adjustment on deferred compensation assets      177,983        312,230          2,356
  Increase in value of bank owned life insurance              591,862        490,082        325,215
  Other income                                                191,755        192,833        153,704
                                                         ------------   ------------   ------------
    Total noninterest income                                4,824,277      5,561,111      4,120,513

Noninterest expense
  Compensation and benefits                                 6,579,309      7,281,487      5,555,507
  Occupancy                                                 1,779,070      1,345,107      1,430,026
  Office supplies expense                                     321,375        303,640        377,080
  NOW account expense                                         212,926        261,490        251,300
  Advertising                                                 340,773        280,597        384,620
  Professional services                                       534,723        581,321        326,596
  Telephone                                                   317,665        310,356        208,959
  Data processing                                             221,678        115,192        197,764
  Deposit insurance                                            53,916         59,666         61,475
  Loss on sale of assets                                            -              -        137,647
  Amortization of intangible assets                           424,808        674,184      1,102,873
  Prepayment penalty on FHLB advances                               -      1,289,000         65,059
  Impairment on investment securities                         982,893              -              -
  Other expense                                             1,859,693      1,389,071      1,281,868
                                                         ------------   ------------   ------------
    Total noninterest expense                              13,628,829     13,891,111     11,380,774
                                                         ------------   ------------   ------------
Income before income taxes                                  4,032,461      4,846,973      7,035,986
Provision for income taxes                                  1,077,040      1,456,407      2,528,052
                                                         ------------   ------------   ------------
Net income                                               $  2,955,421   $  3,390,566   $  4,507,934
                                                         ============   ============   ============
Earnings per share
  Basic earnings per share                               $       0.39   $       0.39   $       0.51
  Diluted earnings per share                             $       0.38   $       0.39   $       0.51

See notes to consolidated financial statements

                       CITIZENS SOUTH BANKING CORPORATION

                 Consolidated Statements of Comprehensive Income

                                                          YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                             2004           2003           2002
                                                         ------------   ------------   ------------
Net income                                               $  2,955,421   $  3,390,566   $  4,507,934

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
    Unrealized holding gains (losses) arising
     during period, net of tax effect of
     $49,616, $520,397, and
     $(324,917), respectively                                 (88,205)      (925,151)       577,630
    Reclassification adjustment for gains
     included in net income, net of tax effect of
     $163,341, $367,442, and
     $87,564, respectively                                   (290,384)      (653,231)      (155,669)
                                                         ------------   ------------   ------------
    Other comprehensive income                               (378,589)    (1,578,382)       421,961
                                                         ------------   ------------   ------------
Comprehensive income                                     $  2,576,832   $  1,812,184   $  4,929,895
                                                         ------------   ------------   ------------

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

           Consolidated Statements of Changes in Stockholders' Equity

                                                                                         Additional       Unallocated
                                                       Preferred         Common           Paid-In        Common Stock
                                                         Stock            Stock           Capital        Held by ESOP
                                                     --------------   --------------   --------------   --------------
Balance, December 31, 2001                           $            -   $    4,581,034   $   16,843,428   $   (1,239,831)

Comprehensive results:
     Net income                                                   -                -                -                -
     Other comprehensive results, net of tax                      -                -                -                -
Loan to ESOP for purchase of common stock                         -                -                -       (1,051,980)
Allocation from shares purchased with loan to ESOP                -                -          143,733          130,245
Exercise of options                                               -           24,052          264,572                -
Issuance of common stock                                          -       (4,514,458)      50,923,990                -
Cash dividends declared on common stock                           -                -                -                -
                                                     --------------   --------------   --------------   --------------
Balance, December 31, 2002                                        -           90,628       68,175,723       (2,161,566)

Comprehensive results:
     Net income                                                   -                -                -                -
     Other comprehensive results, net of tax                      -                -                -                -
Allocation from shares purchased with loan to ESOP                -                -          104,873          182,844
Repurchase of common stock                                        -                -                -                -
Issuance of Recognition and Retention Plan stock                  -                -                -                -
Vesting of Recognition and Retention Plan                         -                -                -                -
Exercise of options                                               -                -                -                -
Cash dividends declared on common stock                           -                -                -                -
                                                     --------------   --------------   --------------   --------------
Balance, December 31, 2003                                        -           90,628       68,280,596       (1,978,722)

Comprehensive results:
     Net income                                                   -                -                -                -
     Other comprehensive results, net of tax                      -                -                -                -
Allocation from shares purchased with loan to ESOP                -                -          100,150          182,845
Repurchase of common stock                                        -                -                -                -
Issuance of Recognition and Retention Plan stock                  -                -                -                -
Vesting of Recognition and Retention Plan                         -                -                -                -
Exercise of options                                               -                -                -                -
Issuance of common stock (100 shares)                             -                -                -                -
Cash dividends declared on common stock                           -                -                -                -
                                                     --------------   --------------   --------------   --------------
Balance, December 31, 2004                           $            -   $       90,628   $   68,380,746   $   (1,795,877)
                                                     ==============   ==============   ==============   ==============

                                                        Unearned         Retained       Accumulated
                                                      Compensaton        Earnings       Unrealized                        Total
                                                       Related to     Substantially   Gains(Losses),    Treasury     Stockholders'
                                                          RRP           Restricted      net of tax        Stock          Equity
                                                     --------------   --------------  --------------  -------------  --------------
Balance, December 31, 2001                           $            -   $   25,105,261  $    1,116,458  $  (4,776,003) $   41,630,347

Comprehensive results:
     Net income                                                   -        4,507,934               -              -       4,507,934
     Other comprehensive results, net of tax                      -                -         421,961              -         421,961
Loan to ESOP for purchase of common stock                         -                -               -              -      (1,051,980)
Allocation from shares purchased with loan to ESOP                -                -               -              -         273,978
Exercise of options                                               -                -               -              -         288,624
Issuance of common stock                                          -                -               -      4,776,003      51,185,535
Cash dividends declared on common stock                           -         (873,719)              -              -        (873,719)
                                                     --------------   --------------  --------------  -------------  --------------
Balance, December 31, 2002                                        -       28,739,476       1,538,419              -      96,382,680

Comprehensive results:
     Net income                                                   -        3,390,566               -              -       3,390,566
     Other comprehensive results, net of tax                      -                -      (1,578,382)             -      (1,578,382)
Allocation from shares purchased with loan to ESOP                -                -               -              -         287,717
Repurchase of common stock                                        -                -               -     (9,801,707)     (9,801,707)
Issuance of Recognition and Retention Plan stock         (2,954,297)               -               -      2,954,297               -
Vesting of Recognition and Retention Plan                   974,848                -               -              -         974,848
Exercise of options                                               -       (1,169,571)              -      1,319,364         149,793
Cash dividends declared on common stock                           -       (2,136,607)              -              -      (2,136,607)
                                                     --------------   --------------  --------------  -------------  --------------
Balance, December 31, 2003                               (1,979,449)      28,823,864         (39,963)    (5,528,046)     87,668,908

Comprehensive results:
     Net income                                                   -        2,955,421               -              -       2,955,421
     Other comprehensive results, net of tax                      -                -        (378,589)             -        (378,589)
Allocation from shares purchased with loan to ESOP                -                -               -              -         282,995
Repurchase of common stock                                        -                -               -    (16,403,258)    (16,403,258)
Issuance of Recognition and Retention Plan stock                  -                -               -              -               -
Vesting of Recognition and Retention Plan                   281,025                -               -              -         281,025
Exercise of options                                               -                -               -              -               -
Issuance of common stock (100 shares)                             -                -               -          1,315           1,315
Cash dividends declared on common stock                           -       (2,013,560)              -              -      (2,013,560)
                                                     --------------   --------------  --------------  -------------  --------------
Balance, December 31, 2004                           $   (1,698,424)  $   29,765,725  $     (418,552) $ (21,929,989) $   72,394,257
                                                     ==============   ==============  ==============  =============  ==============

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

                      Consolidated Statements of Cash Flows

                                                              YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                             DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                 2004             2003             2002
                                                            --------------   --------------   --------------
Operating Activities
  Net Income                                                $    2,955,421   $    3,390,566   $    4,507,934
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Provision for loan losses                                      330,000           60,000          225,000
    Depreciation                                                 1,036,209          697,578          744,650
    Impairment on investment securities                            982,893                -                -
    Deferred income tax (benefit)                                  (40,661)        (238,800)         198,052
    (Gain) on sale of investments available-for-sale              (453,725)      (1,020,673)        (243,233)
    (Gain) loss on sale of other assets                           (220,543)          (1,213)         (31,756)
    Deferred loan origination fees                                 (74,330)         176,411           12,191
    Amortization of intangible assets                              424,808          674,184        1,102,873
    Allocation of shares to the ESOP                               282,995          287,717          273,978
    Vesting of shares issued for the RRP Plan                      281,025          974,848                -
    (Increase) decrease in interest receivable                     280,814          (30,289)        (185,996)
    Purchase of bank-owned life insurance                                -       (5,000,000)               -
    Net (increase) in other operating assets                    (1,821,284)      (1,359,526)         (66,885)
                                                            --------------   --------------   --------------
      Net cash (used in) provided by operating activities        3,963,622       (1,389,197)       6,536,808

Investing Activities
Net decrease(increase) in loans made to customers              (19,256,152)       4,642,964       33,094,308
Proceeds from the sale of loans                                          -                -        1,418,648
Proceeds from the sale of premises
 and equipment                                                     428,835           25,000           26,281
Proceeds from the sale of investment securities                  1,810,745        8,051,817        4,000,000
Proceeds from the sale of mortgage-backed
 and related securities                                          6,381,533       12,153,771        5,043,176
Proceeds from sale of REO                                           64,909        1,014,791          300,357
Maturities and prepayments of investment
 securities                                                     22,363,848       16,109,679        6,856,814
Maturities and prepayments of mortgage-backed
 and related securities                                         22,733,334       33,630,059       11,257,899
Purchases of investment securities                             (20,302,959)     (41,263,571)     (24,200,000)
Purchases of mortgage-backed and related
 securities                                                    (21,330,211)     (65,652,143)     (60,754,560)
Purchases (sales) of FHLB stock                                   (545,700)        (275,500)       1,253,200
Purchases of premises and equipment                             (3,668,508)      (6,852,372)        (934,824)
                                                            --------------   --------------   --------------
      Net cash used in investing activities                    (11,320,326)     (38,415,505)     (22,638,701)

Financing Activities
Net increase (decrease) in deposits                             32,298,752        1,583,744       (8,143,224)
Issuance of common stock                                             1,315                -       45,446,376
Dividends to stockholders                                       (2,013,560)      (2,136,607)        (873,719)
Exercise of options                                                      -          149,793          288,624
Repurchase of common stock                                     (16,403,258)      (9,801,707)               -
Advances from  FHLB                                             20,000,000       17,800,000        7,500,000
Repayments of advances from FHLB                               (23,300,000)      (6,000,000)      (1,500,000)
Increase (decrease) in repurchase agreements                        90,144         (393,788)        (481,510)
Decrease in advances from
 borrowers for insurance and taxes                                  59,387         (181,336)         (75,180)
                                                            --------------   --------------   --------------
      Net cash provided by financing activities                 10,732,780        1,020,099       42,161,367

Net increase (decrease) in cash and cash equivalents             3,376,076      (38,784,603)      26,059,474
Cash and cash equivalents at the beginning of the year           8,214,185       46,998,788       20,939,314
                                                            --------------   --------------   --------------
Cash and cash equivalents at the end of the year            $   11,590,261   $    8,214,185   $   46,998,788
                                                            --------------   --------------   --------------

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

The Board of Directors of the Citizens South Holdings, MHC (the "MHC") a federal mutual holding company which owned a majority of the Company's outstanding shares of common stock, the Company and the Bank approved the Plan of Conversion and Reorganization (the "Plan") on May 23, 2002. Pursuant to the Plan, the MHC converted from the mutual holding company form of organization to the fully public form and merged into the Bank. Pursuant to the plan, the Company, which owned 100% of the Bank, was succeeded by a new Delaware corporation with the same name, Citizens South Banking Corporation. As part of the conversion, shares of common stock of Citizens South Banking Corporation representing the ownership interest of the MHC were offered for sale in the offering. The existing publicly held shares of the Company, which represented the remaining ownership interest in the Company, were exchanged for new shares of common stock of Citizens South Banking Corporation, the new Delaware corporation. The exchange ratio of 2.1408 shares of $0.01 par value common stock for each share of $1.00 par value common stock ensured that immediately after the reorganization and the share exchange, the public stockholders of the Company owned the same aggregate percentage of Citizens South Banking Corporation common stock that they owned immediately prior to the reorganization. At the time of the Conversion, the Bank established a memo liquidation account in an amount equal to its equity for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion.

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

Securities classified as available-for-sale are carried at fair value. Such securities are used to execute asset/liability management strategies and to manage liquidity. Purchases and sales of securities are recorded on a trade-date basis. Gains and losses are determined using the specific identification method. Adjustments for unrealized gains or losses, net of related income tax effect, are recorded as an addition or deduction from equity in the form of other comprehensive results.

The Company has no securities classified as held-to-maturity.

Amortization of premiums and accretion of discounts are included in interest income over the life of the related security, or in the case of mortgage-backed and related securities, the estimated life of the security. Gains or losses on the sale of securities are recognized on a specific identification, trade-date basis.

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

The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis. Commercial loans are considered to be impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with contractual terms. Management monitors internally generated reports, including past due reports, payment histories, criticized asset reports, which include loans with historical payment problems or borrowers in troubled industries as well as other sources of information such as borrower financial statements, the value collateral, etc. to identify impaired loans. Discounted cash flow analyses or the estimated fair value of collateral are used in determining the fair value of impaired loans. When the ultimate collectibility of the principal balance of an impaired loan is in doubt, cash receipts are applied to principal.

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

Mortgage Servicing Rights - Statement of Financial Accounting Standards ("SFAS") No. 140 requires the recognition of mortgage servicing rights ("MSRs") as assets by allocating total costs incurred between the originated loan sold and the servicing rights retained based on their relative fair values. MSRs are amortized in proportion to the servicing income over the estimated life of the related mortgage loan using the interest method.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk - The Company makes loans to individuals and small businesses primarily in the Company's normal lending area which includes the North Carolina Counties of Gaston, Rowan, and Iredell Counties, and the surrounding counties. The Company has a diversified loan portfolio, and the borrowers' ability to repay their loans is not dependent upon any specific economic segment.

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

Goodwill and Other Intangible Assets - SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. In connection with adoption of SFAS No. 142, the Company is required to perform an initial assessment of whether there is an indication that goodwill is impaired. During the second quarter of 2002, the Company completed its initial analysis of potential impairment under the provisions of SFAS No. 142, and determined based on that analysis that goodwill was not impaired. The Company also completed its annual impairment tests at December 31, 2004 and 2003 and determined based on that analysis that goodwill was not impaired. Goodwill will be tested for impairment annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company had no goodwill related to acquisitions initiated prior to July 1, 2001, or other intangible assets recorded prior to the adoption of the provisions of SFAS No. 142 whose carrying amounts or amortization were changed by the adoptions of the provisions of SFAS No. 142.

SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. In accordance with SFAS No. 142 the Company's core deposit intangibles, are amortized over their estimated useful life of seven years.

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

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications - Certain of the prior year amounts have been reclassified to conform to current year presentation. Such reclassifications are immaterial to the financial statements.

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

Stock-Based Compensation - SFAS No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure - An Amendment of FASB Statement No. 123, was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Had the compensation cost for the Company's stock option plan been determined in accordance with the fair-value accounting provisions of SFAS No. 123, net income, basic earnings per share, and diluted earnings per share would have been as follows:

                                  Year Ended      Year Ended      Year Ended
                                  December 31     December 31     December 31
                                     2004            2003            2002
                                 -------------   -------------   -------------
Net income:
  As reported                    $   2,955,421   $   3,390,566   $   4,507,934
  Pro forma                      $   2,860,909   $   1,847,027   $   4,398,801
Basic earnings per share:
  As reported                    $        0.39   $        0.39   $        0.51
  Pro forma                      $        0.38   $        0.21   $        0.50
Diluted earnings per share:
  As reported                    $        0.38   $        0.39   $        0.51
  Pro forma                      $        0.37   $        0.21   $        0.50

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the year ended December 31, 2004: dividend yield of 1.97%, expected volatility of 31%, a risk-free interest rate of 3.32%, and expected lives of 6 years. The following weighted average assumptions were used for the year ended December 31, 2003: dividend yield of 1.85%, expected volatility of 30%, a risk-free interest rate of 3.50%, and expected lives of 5 years. The following weighted average assumptions were used for the years ended December 31, 2002; dividend yield of 3.27%, expected volatility of 34%, a risk-free interest rate of 5.00%, and expected lives of 7 years for the options.

SFAS No. 123 (revised), Share Based Payment, was issued by the FASB in December 2004 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. This Statement is effective for the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123 (revised) will be adopted by the Company beginning with the third quarter ending September 30, 2005. Based on the unvested options outstanding at December 31, 2004, the Company expects that the adoption of SFAS 123 (revised) will result in additional compensation expense of $65,000 during 2005 and $125,000 during 2006.

SFAS No. 153, Exchanges of Nonmonetary Assets, was issued by the FASB in December 2004. This Statement amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, and is based on the principle that exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS No. 153 is not expected to have a material impact on the consolidated financial statements of the Company.

Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments, was issued in March 2004 by the SEC. This SAB summarizes the application of accounting principles generally accepted in the United States to loan commitments accounted for as derivative instruments. The provisions of this SAB were effective after March 31, 2004. The adoption of this Staff Accounting Bulletin did not have a material impact on the consolidated financial statements of the Company.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 2 - INVESTMENT SECURITIES

The aggregate book and fair values, as well as gross unrealized gains and losses, of investment securities as of December 31 were as follows:

                                                                       December 31, 2004
                                                -------------------------------------------------------------
                                                    Book         Unrealized      Unrealized         Fair
                                                    Value           Gains          Losses           Value
                                                -------------   -------------   -------------   -------------
Investment securities Available for Sale

U.S. government agencies                        $  34,293,006   $      13,764   $    (257,255)  $  34,049,515
Municipals                                         10,319,824         263,472          (7,466)     10,575,830
Corporate bonds                                     2,000,000               -         (60,000)      1,940,000
Trust preferred securities                          2,000,000          34,000               -       2,034,000
Fannie Mae preferred stock                          1,439,428               -               -       1,439,428
Freddie Mac preferred stock                         1,577,678               -               -       1,577,678
Other equity securities                               759,690          31,237               -         790,927
                                                -------------   -------------   -------------   -------------
Total available-for-sale                        $  52,389,626   $     342,473   $    (324,721)  $  52,407,378
                                                =============   =============   =============   =============

                                                                       December 31, 2004
                                                -------------------------------------------------------------
                                                    Book         Unrealized      Unrealized         Fair
                                                    Value           Gains          Losses           Value
                                                -------------   -------------   -------------   -------------
Mortgage-backed and related securities
 Available-for-Sale

Fannie Mae                                      $  47,660,078   $      85,638   $    (536,615)  $  47,209,101
Freddie Mac                                        27,879,867          64,831        (319,674)     27,625,024
Ginnie Mae                                          3,140,070           4,117         (18,041)      3,126,146
CMO                                                 1,913,759               -          (3,886)      1,909,873
SBA's                                               1,280,960          18,375               -       1,299,335
                                                -------------   -------------   -------------   -------------
  Total mortgage-backed and
   related securities                           $  81,874,734   $     172,961   $    (878,216)  $  81,169,479
                                                =============   =============   =============   =============

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

                                                                       December 31, 2003
                                                -------------------------------------------------------------
                                                    Book         Unrealized      Unrealized         Fair
                                                    Value           Gains          Losses           Value
                                                -------------   -------------   -------------   -------------
Investment securities Available for Sale

U.S. government agencies                        $  35,476,026   $     387,200   $     (17,909)  $  35,845,317
Municipals                                         11,048,565         324,965          (9,493)     11,364,037
Corporate bonds                                     2,000,000               -               -       2,000,000
Trust preferred securities                          2,000,000               -               -       2,000,000
Fannie Mae preferred stock                          2,000,000               -        (361,770)      1,638,230
Freddie Mac preferred stock                         2,051,806               -        (139,791)      1,912,015
Other equity securities                             1,254,817         218,724               -       1,473,541
                                                -------------   -------------   -------------   -------------
Total available-for-sale                        $  55,831,214   $     930,889   $    (528,963)  $  56,233,140
                                                =============   =============   =============   =============

                                                                       December 31, 2003
                                                -------------------------------------------------------------
                                                    Book         Unrealized      Unrealized         Fair
                                                    Value           Gains          Losses           Value
                                                -------------   -------------   -------------   -------------
Mortgage-backed and related securities
 Available-for-Sale

Fannie Mae                                      $  56,528,234   $     125,231   $    (429,795)  $  56,223,670
Freddie Mac                                        23,836,379         105,262        (227,679)     23,713,962
Ginnie Mae                                          4,746,663           4,877         (21,919)      4,729,621
CMO                                                 2,972,800               -         (17,270)      2,955,530
SBA's                                               1,551,636               -          (6,276)      1,545,360
                                                -------------   -------------   -------------   -------------
  Total mortgage-backed and
   related securities                           $  89,635,712   $     235,370   $    (702,939)  $  89,168,143
                                                =============   =============   =============   =============

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The book value and estimated fair value of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      December 31, 2004
                                                -----------------------------
                                                    Book            Fair
                                                    Value           Value
                                                -------------   -------------
Available-for-Sale

Due in one year or less                         $   2,501,249   $   2,509,920
Due after one year through five years              34,205,523      34,025,649
Due after five years through ten years              3,697,205       3,774,448
Due after ten years                                 8,208,853       8,289,328
Equities                                            3,776,796       3,808,033
                                                -------------   -------------
                                                $  52,389,626   $  52,407,378
                                                =============   =============
Mortgage-backed and related securities          $  81,874,734   $  81,169,479
                                                =============   =============

Gross realized gains on the sale of securities available for sale were $453,725, $1,105,627, and $256,661 for the years ended December 31, 2004, December 31, 2003, and December 31, 2002, respectively. Gross realized losses on the sale of securities available for sale were $0, $84,954, and $13,428 for the years ended December 31, 2004, December 31, 2003, and December 31, 2002, respectively. After-tax net gains on the sale of securities were $290,384, $653,231, and $155,669 for the years ended December 31, 2004, December 31, 2003, and December 31, 2002, respectively.

Investment securities having a carrying amount of approximately $28,815,000 have been pledged as collateral to secure public deposits at December 31, 2004. Investment securities having a carrying amount of $3,000,000 have been pledged as collateral for repurchase agreements at December 31, 2004.

Interest earned from municipal securities, which is exempt from income taxes, for the past three years were $405,335, $329,101, and 270,827, for the years ending December 31, 2004, December 31, 2003, and December 31, 2002, respectively.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The unrealized losses and fair value of the investments by investment type segregated between those that have been in a continuous unrealized loss position for less than twelve months and more than twelve months at December 31, 2004 and December 31, 2003 are as follows:

                                                                      December 31, 2004
                                 -----------------------------------------------------------------------------------------
                                    Less than 12 months               12 months or more                       Total
                                 ---------------------------    ---------------------------    ---------------------------
                                     Fair        Unrealized         Fair        Unrealized         Fair        Unrealized
Description of Securities            Value          Loss            Value          Loss            Value         Loss
------------------------------   ------------   ------------    ------------   ------------    ------------   ------------
US government agencies           $ 25,079,444   $   (220,009)   $  2,962,754   $    (37,246)   $ 28,042,198   $   (257,255)
Municipals                          1,006,887           (348)      1,382,271         (7,118)      2,389,158         (7,466)
Federal agency mortgage
 backed securities                 20,930,494       (132,840)     42,036,013       (745,376)     62,966,507       (878,216)
Corporate bonds                     1,940,000        (60,000)              -              -       1,940,000        (60,000)
                                 ------------   ------------    ------------   ------------    ------------   ------------
  Subtotal, debt
   securities                      48,956,825       (413,197)     46,381,038       (789,740)     95,337,863     (1,202,937)
  Preferred stock                           -              -               -              -               -              -
                                 ------------   ------------    ------------   ------------    ------------   ------------
  Total temporarily
   impaired securities           $ 48,956,825   $   (413,197)   $ 46,381,038   $   (789,740)   $ 95,337,863   $ (1,202,937)
                                 ============   ============    ============   ============    ============   ============

                                                                     December 31, 2003
                                 -----------------------------------------------------------------------------------------
                                     Less than 12 months             12 months or more                    Total
                                 ---------------------------    ---------------------------    ---------------------------
                                     Fair        Unrealized         Fair        Unrealized         Fair        Unrealized
Description of Securities            Value          Loss            Value          Loss            Value         Loss
------------------------------   ------------   ------------    ------------   ------------    ------------   ------------
US  agency securities            $  7,981,023   $    (17,909)  $           - $            -    $  7,981,023   $    (17,909)
Municipals                          1,778,144         (9,493)              -              -       1,778,144         (9,493)
Federal agency mortgage
 backed securities                 62,299,543       (696,663)      1,541,026         (6,276)     63,840,569       (702,939)
                                 ------------   ------------    ------------   ------------    ------------   ------------
  Subtotal, debt
   securities                      72,058,710       (724,065)      1,541,026         (6,276)     73,599,736       (730,341)
  Preferred stock                   1,912,015       (139,791)      1,638,230       (361,770)      3,550,245       (501,561)
                                 ------------   ------------    ------------   ------------    ------------   ------------
  Total temporarily
   impaired securities           $ 73,970,725   $   (863,856)   $  3,179,256   $   (368,046)   $ 77,149,981   $ (1,231,902)
                                 ============   ============    ============   ============    ============   ============

Management considers all of the unrealized losses that have been outstanding for 12 or more months to be temporary impairments since these impairments are primarily due to changes in interest rates. Management has the ability and intent to hold these securities until they are no longer considered to be impaired, which may be maturity.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

Effective December 31, 2004, management determined that unrealized losses on $2.0 million in perpetual preferred stock issued by Fannie Mae and $2.0 million in perpetual preferred stock issued by Freddie Mac were "other-than-temporary" impairments. As a result, management recorded a noncash, pretax loss of $983,000. The unrealized losses on these securities were considered to be "other-than-temporary" by management for the following reasons: 1) both Fannie Mae and Freddie Mac have experienced recent accounting irregularities that have resulted in restated financial results from prior periods; 2) the yield on perpetual preferred stock recently issued by Fannie Mae is much higher than the yield of the preferred stock held by the Company, which decreases the value of the Company's security; 3) the preferred stock for Fannie Mae was recently downgraded and the preferred stock for both Companies are on a negative watch list; 4) the Freddie Mac preferred stock repriced in December 2004, yet it continued to have significant unrealized losses at year end; 5) neither of the preferred stock issues have stated maturity dates, so the recovery of the unrealized losses is not expected to occur in the foreseeable future. The credit issues facing Fannie Mae and Freddie Mac only impact the performance of the Company's perpetual preferred stock. The Company does not have any other perpetual preferred stock on its books at December 31, 2004.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans outstanding by category at December 31:

                                              2004            2003
                                         --------------   --------------
Real estate:
  One-to-four family residential         $   91,714,382   $  102,750,899
  Multi-family residential                   10,632,018       11,987,054
  Commercial mortgage                        85,617,699       72,503,276
  Construction                               25,033,055        8,912,874
  Land                                       28,932,963       21,853,560
Commercial                                   14,001,972       14,001,527
Consumer                                     61,245,859       66,019,917
                                         --------------   --------------
Gross loans                                 317,177,948      298,029,107
Less:
  Deferred loan fees, net                        21,862           34,251
  Allowance for loan losses                   3,029,108        2,968,510
                                         --------------   --------------
Net loans                                $  314,126,978   $  295,026,346
                                         ==============   ==============

The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis. Commercial loans individually evaluated and considered impaired under SFAS No. 114 at December 31, 2004 and 2003 were immaterial.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Changes in the allowance for loan losses for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 were as follows:

                                                 Year Ended    Year Ended    Year Ended
                                                  December      December      December
                                                    2004          2003          2002
                                                -----------   -----------   -----------
Balance at beginning of year                    $ 2,968,510   $ 2,994,576   $ 3,136,058
Provision for loan losses                           330,000        60,000       225,000
Loans charged off                                  (277,818)      (94,008)     (383,515)
Recoveries on loans previously charged off            8,416         7,942        17,033
                                                -----------   -----------   -----------
Balance at end of year                          $ 3,029,108   $ 2,968,510   $ 2,994,576
                                                ===========   ===========   ===========

Directors, executive officers, and associates of such persons were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate amounts of these loans were $11,487,133 and $7,630,171 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, new loans of $5,071,988 were made and payments totaled $1,215,026. During the year ended December 31, 2003, new loans of $1,984,678 were made, payments totaled $1,387,759 and seven previously existing loans in the aggregate amount of $3,429,035 to newly appointed directors of the Company's subsidiary Bank were included at December 31, 2003.

The Bank held no loans for sale at December 31, 2004 and 2003.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

                                              2004            2003
                                         --------------   --------------
Land                                     $    4,206,470   $    4,542,235
Buildings                                    12,194,563       10,559,124
Land Improvements                               260,944          289,599
Furniture and equipment                       3,823,638        3,173,267
                                         --------------   --------------
                                             20,485,615       18,564,225
Less: accumulated depreciation                3,122,790        3,625,407
                                         --------------   --------------
                                         $   17,362,825   $   14,938,818
                                         ==============   ==============

NOTE 5 - BANK OWNED LIFE INSURANCE

The Company owns bank-owned life insurance to fund certain employee benefit plans. The Company purchased $5,000,000 of bank-owned life insurance during the year ended December 31, 2003. No purchases of bank-owned life insurance were made during the years ended December 31, 2004, and December 31, 2002. The bank-owned life insurance policies are recorded in other assets at their cash surrender values of $12,885,164 and $12,317,201 at December 31, 2004 and 2003,
respectively.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 6 - INTANGIBLE ASSETS

Amortized intangible assets at December 31, 2004 and 2003 are summarized as follows:

                                       December 31, 2004   December 31, 2003
                                       -----------------   -----------------
Core deposit intangible                $       2,447,000   $       2,447,000
Mortgage servicing rights                        673,896             673,896
                                       -----------------   -----------------
                                               3,120,896           3,120,896

Less:  accumulated amortization                2,231,906           1,807,098
                                       -----------------   -----------------
                                       $         888,990   $       1,313,798
                                       =================   =================

Amortization expense for intangible assets subject to amortization was $424,808 during the year ended December 31, 2004, $674,184 during the year ended December 31, 2003, and $1,102,873 during the year ended December 31, 2002. The fair value of MSRs at December 31, 2004 and 2003 approximated carrying value. The total amount of loans serviced for others at December 31, 2004, December 31, 2003, and December 31, 2002 were $12,640,595, $17,550,135, and $33,503,785, respectively.

Estimated amortization expense for the next five succeeding years ending December 31 are as follows:

     2005                       $  327,000
     2006                       $  250,000
     2007                       $  180,000
     2008                       $  132,000
     2009                       $        0

The balance of goodwill was $6,670,522 at December 31, 2004 and 2003.

NOTE 7 - DEPOSITS

Deposit balances and interest expense and average rates paid for the years ended December 31, 2004, December 31, 2003, and December 31, 2002 are summarized as follows:

                                                December 31,                                   December 31,
                                                   2004                                           2003
                               ---------------------------------------------   ---------------------------------------------
                                   Actual        Interest         Average          Actual         Interest        Average
                                  Balance         Expense          Rate           Balance          Expense         Rate
                               -------------   ------------    -------------   -------------   ------------    -------------
Noninterest bearing            $  19,734,227   $           -               -   $  12,906,002   $           -               -
Interest bearing checking         32,949,447         103,320             0.3%     30,779,656          91,383             0.3%
Money market deposit              77,924,198         841,817             1.4%     48,188,873         549,917             1.3%
Savings                           29,174,129         164,700             0.5%     36,754,570         305,298             0.8%
Certificates of deposit          214,962,427       5,017,535             2.3%    213,816,575       5,554,763             2.6%
                               -------------   ------------    -------------   -------------   ------------    -------------
                               $ 374,744,428   $   6,127,372             1.7%  $ 342,445,676   $   6,501,361             1.9%
                               =============   ============    =============   =============   ============    =============

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 7 - DEPOSITS (CONTINUED)

                                                December 31,
                                                    2002
                               ---------------------------------------------
                                   Actual         Interest        Average
                                  Balance         Expense          Rate
                               -------------   -------------   -------------
Noninterest bearing            $  11,203,428  $            -               -
Interest bearing checking         25,772,621          93,452             0.4%
Money market deposit              35,810,998         497,398             1.5%
Savings                           43,670,086         637,769             1.4%
Certificates of deposit          224,404,799       6,733,190             2.9%
                               -------------   -------------   -------------
                               $ 340,861,932   $   7,961,809             2.3%
                               =============   =============   =============

Contractual maturities of certificates of deposit as of December 31, 2004 and 2003 are as follows:

                                    2004              2003
                               ---------------   ---------------
Under 1 year                   $   156,125,605   $   176,956,932
1 to 2 years                        30,933,304        25,646,184
2 to 3 years                        14,871,833         4,134,446
3 to 4 years                         4,318,059         5,869,583
4 years or greater                   8,713,626         1,209,430
                               ---------------   ---------------
                               $   214,962,427   $   213,816,575
                               ===============   ===============

Certificates of deposit in excess of $100,000 totaled $62,511,274 and $56,639,500 at December 31, 2004 and 2003, respectively, and may not be fully insured by the FDIC. Interest paid on deposits and other borrowings was $7,566,978 for the year ended December 31, 2004, and $8,941,122 for the year ended December 31, 2003, and $10,186,555 for the year ended December 31, 2002.

Directors, executive officers, and associates of such persons were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $539,837 and $1,668,391 at December 31, 2004 and 2003, respectively.

The deposits of the Bank are insured by the Savings Association Insurance Fund
(SAIF), one of two funds administered by the FDIC. The Bank's annual SAIF premium rates were $0.015, $0.016, and $0.020, per $100 of deposits for the years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively.

NOTE 8 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Atlanta are pursuant to lines of credit and are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. Advances had interest rates ranging from 1.15% to 6.25% at December 31, 2004 and 1.18% to 6.25% at December 31, 2003. The total amount available on the line of credit is 25% of total assets of the Bank. The unused portion of the line of credit available to the Company at December 31, 2004 was approximately $71.8 million.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 8 - ADVANCES FROM THE FEDERAL HOME LOAN BANK (CONTINUED)

Maturities of advances at December 31 are as follows:

                                      2004              2003
                                 ---------------   ---------------
Advances from FHLB due:
    Less than 1 year             $    13,000,000   $    21,300,000
    1 to 2 years                      18,000,000        10,000,000
    2 to 3 years                       2,500,000         4,000,000
    3 to 4 years                       8,500,000         2,000,000
    4 to 5 years                       3,000,000         8,000,000
    5 to 10 years                     10,000,000        13,000,000
    After 10 years                             -                 -
                                 ---------------   ---------------
                                 $    55,000,000   $    58,300,000
                                 ===============   ===============

Interest rates on certain convertible advances may be reset on certain dates at the option of the Federal Home Loan Bank in accordance with the terms of the note. The Bank has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating rate at the time the advance is called by the Federal Home Loan Bank. The Bank has one $5.0 million advance that will be callable quarterly beginning November 2005 until it matures in November 2012. The Bank also has one $5.0 million advance that has a one time call feature in November 2005, that matures in November 2010.

During the year ended December 31, 2003, the Company refinanced $15.0 million of advances with the Federal Home Loan Bank to take advantage of significantly lower finance rates. As a result of the early extinguishment of the advances, the Company paid a prepayment penalty of approximately $1.2 million.

NOTE 9 - INCOME TAXES

The provision for income taxes is summarized below:

                                  Year Ended       Year Ended        Year Ended
                                   December         December          December
                                     2004             2003              2002
                               ---------------   ---------------   ---------------
Currently payable
    Federal                    $       971,417   $     1,457,207   $     1,978,000
    State                              146,284           238,000           352,000
                               ---------------   ---------------   ---------------
                                     1,117,701         1,695,207         2,330,000

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 9 - INCOME TAXES (CONTINUED)

                            Year Ended        Year Ended         December
                             December          December         Year Ended
                               2004              2003              2002
                         ---------------   ---------------   ---------------
Deferred
    Federal                      (35,339)         (229,800)          207,052
    State                         (5,322)           (9,000)           (9,000)
                         ---------------   ---------------   ---------------
                                 (40,661)         (238,800)          198,052
                         ---------------   ---------------   ---------------
    Total income taxes   $     1,077,040   $     1,456,407   $     2,528,052
                         ===============   ===============   ===============

The reasons for the difference between consolidated income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows:

                                                   Year Ended       Year Ended        Year Ended
                                                    December         December          December
                                                      2004             2003              2002
                                                ---------------   ---------------   ---------------
Federal income taxes at statutory rate          $     1,371,000   $     1,648,000   $     2,392,000
State income taxes, net of federal benefit               86,000           151,000           226,000
Effect of federal tax exempt interest                  (137,000)         (112,000)          (92,000)
Effect of earnings on life insurance                   (161,000)         (161,000)         (109,000)
Other                                                   (81,960)          (69,593)          111,052
                                                ---------------   ---------------   ---------------
                                                $     1,077,040   $     1,456,407   $     2,528,052
                                                ===============   ===============   ===============
Effective tax rate                                         26.7%             30.2%             35.9%
                                                ===============   ===============   ===============

Income taxes paid for the years ended December 31, 2004, 2003, and 2002 were $1,978,000, $2,119,000, and $2,530,000 respectively.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 9 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                       2004           2003
                                                  -------------   -------------
Deferred tax assets
  Deferred compensation                           $   1,250,021   $   1,132,374
  Unrealized loss on securities
   Available-for-sale                                   268,951               -
  Allowance for loan losses                           1,209,925       1,196,047
  Other                                                 159,616         117,552
                                                  -------------   -------------
    Gross deferred tax assets                         2,888,513       2,445,973
Deferred tax liabilities
  Excess carrying value of assets acquired
   for financial reporting purposes over
   tax basis                                          1,275,184       1,112,913
  Deferred loan fees                                    191,034         181,650
  Other                                                       -          13,098
                                                  -------------   -------------
    Gross deferred tax liabilities                    1,466,218       1,307,661
                                                  -------------   -------------
    Net deferred tax asset                        $   1,422,295   $   1,138,312
                                                  =============   =============

The Company, in accordance with SFAS No. 109, did not record a deferred tax liability of approximately $3,140,000 as of December 31, 2004 related to the cumulative special bad debt deduction for savings and loan associations recognized for income tax reporting prior to September 30, 1988, Citizen South Bank's base year.

Management believes that the Company will fully realize deferred tax assets based on future taxable temporary differences, refundable income taxes from carryback years, and current levels of operating income.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 10 - COMMITMENTS

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

                                                2004           2003
                                            ------------   ------------
                                            $  3,397,000   $  2,215,000
Residential mortgage loan commitments
Non-residential mortgage loan commitments     10,976,000     23,668,000
Commercial loan commitments                      904,000      1,125,000
Consumer loan commitments                        551,000        577,400
Unused lines of credit
  Commercial                                  15,776,000     23,631,000
  Consumer                                    46,621,000     47,013,000

NOTE 11 - REGULATORY CAPITAL REQUIREMENTS

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

The Bank is required to maintain: tangible capital of at least 1.5% of adjusted total assets; core capital of at least 4.0% of adjusted total assets; and total capital of at least 8.0% of risk weighted assets. At December 31, 2004, the Bank's tangible capital and core capital were both $59,775,000, or 11.95% of tangible assets, and total capital was $62,804,000, or 17.12% of risk-weighted assets. The Company's primary regulator, the Office of Thrift Supervision, informed the Bank that it was in the well-capitalized category as of the most recent regulatory examination, and management is not aware of any events that have occurred since that would have changed its classification.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 11 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                            For Capital                 Prompt Corrective
                                                 Actual                  Adequacy Purposes              Action Provisions
                                      ---------------------------   ---------------------------   ---------------------------
                                          Amount         Ratio          Amount         Ratio         Amount         Ratio
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                         (dollars in thousands)        (dollars in thousands)       (dollars in thousands)
As of December 31, 2004
   Total Risk-Based Capital
       (to Risk-Weighted Assets)      $     62,804          17.12%        29,346           8.00%        36,682          10.00%
   Tier 1 Capital
       (to Risk-Weighted Assets)            59,775          16.30%        14,673           4.00%        22,010           6.00%
   Tier 1 Capital
       (to Adjusted Total Assets)           59,775          11.95%        20,011           4.00%        25,014           5.00%
   Tangible Capital
       (to Adjusted Total Assets)           59,775          11.95%         7,504           1.50%        15,008           3.00%
As of December 31, 2003
   Total Risk-Based Capital
       (to Risk-Weighted Assets)      $     64,415          18.38%        28,037           8.00%        35,046          10.00%
   Tier 1 Capital
       (to Risk-Weighted Assets)            61,389          17.52%        14,019           4.00%        21,028           6.00%
   Tier 1 Capital
       (to Adjusted Total Assets)           61,389          12.65%        19,409           4.00%        24,261           5.00%
   Tangible Capital
       (to Adjusted Total Assets)           61,389          12.65%         7,278           1.50%        14,556           3.00%

On May 23, 2002, the MHC approved a Plan of Conversion and Reorganization. As a result of the Conversion, the Bank established a memo liquidation account in an amount equal to its equity at the time of the Conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As a result, stockholders' equity is substantially restricted at December 31, 2004 and 2003.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Bank provides supplemental benefits to substantially all employees through a 401(k) savings plan. Eligible participants may contribute up to 75% of eligible compensation, with the Bank providing matching contributions of 50% of employee contributions up to 6% of eligible compensation. The plan also provides for discretionary employer contributions. During 2004, 2003 and 2002, no discretionary employer contributions were made to the 401(k) plan. Total expense relating to this plan was $104,591 for the year ended December 31, 2004, $106,973 for the year ended December 31, 2003, and $93,032 for the year ended December 31, 2002.

The Bank also maintains nonqualified deferred compensation and/or supplemental retirement plans for certain of its directors and executive officers. The Bank also adopted nonqualified deferred compensation plans for key employees and directors of Citizens Bank, a wholly-owned subsidiary of Innes Street Financial Corporation, which was acquired by the Company on December 31, 2001. The deferred assets related to these plans are maintained in rabbi trusts, which are included in Other Assets of the Company. The assets are accounted for at market value in accordance with SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, with the resulting gains or losses in value recorded in income. The corresponding change in fair value of the deferred compensation obligation is recorded as compensation expense. Total expense for the all of the plans was $505,822 for the year ended December 31, 2004, $737,483 for the year ended December 31, 2003, and $312,182 for the year ended December 31, 2002.

2003 Recognition and Retention Plan ("2003 RRP") - Pursuant to resolutions of the Board of Directors of Citizens South Banking Corporation adopted on August 18, 2003, and the subsequent approval by the stockholders of the Company on October 23, 2003, the Company has adopted and implemented the Citizens South Banking Corporation 2003 Recognition and Retention Plan with a total of 210,398 shares. On November 3, 2003, awards of 196,560 shares of restricted stock were made under the 2003 RRP. All shares vest over a seven-year period commencing on the date of the award, at the rate of 30% on November 3, 2003, 10% on January 2, 2004, 10% on November 3, 2005, and 10% per year on November 3 of each year thereafter. The fair market value of the restricted stock at the time of the grant was $15.04 per share. During 2004, 25,962 shares vested, no additional shares were granted, and no shares were forfeited. At December 31, 2004, there remain 13,838 restricted shares unissued and available for grants under the 2003 RRP.

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

During 2004, there were no options granted, 5,234 reload options issued, 16,965 shares were exercised, and 1,071 shares were forfeited under the 1999 Stock Option Plan. Of the 16,965 shares exercised, 4,281 were exercised for cash and 12,684 were exercised by the exchange of stock and reload provisions of the plan. At December 31, 2004, there remain 1,612 options unissued and available for grants under the 1999 Stock Option Plan.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 12 - EMPLOYEE BENEFIT PLANS (CONTINUED)

2003 Stock Option Plan - Pursuant to resolutions of the Board of Directors of Citizens South Banking Corporation adopted on August 18, 2003, and the subsequent approval by the stockholders of the Company on October 23, 2003, the Company has adopted and implemented the Citizens South Banking Corporation 2003 Stock Option Plan with a total of 525,995 options available for award. On November 3, 2003, the following awards of stock options were made under the 2003 Stock Option Plan: Non-statutory options of 157,020 shares at $15.04 to directors and advisory board members, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee's board service to the Bank or its predecessor, Gaston Federal Bank (excluding service to the former Citizens Bank, Inc.); incentive options of 360,000 shares at $15.04 to employees, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee's employment with the Bank or its predecessor, Gaston Federal Bank (excluding service to the former Citizens Bank, Inc.). During 2004, there were 7,500 incentive options granted at the market price of the stock on the date of grant to an employee, vesting over a five-year period at 20% per year, commencing on the date of the grant, no reload options were issued, no options were exercised, and 12,500 options were forfeited. At December 31, 2004, there remain 13,975options unissued and available for grants under the 2003 Stock Option Plan.

The following is a summary of stock option activity and related information for the years ended December 31, 2004, 2003 and 2002.

                              Year Ended December 31, 2004      Year Ended December 31, 2003      Year Ended December 31, 2002
                            -------------------------------   -------------------------------   -------------------------------
                                              Weighted Avg.                     Weighted Avg.                     Weighted Avg.
                                Options      Exercise Price       Options      Exercise Price       Options      Exercise Price
                            --------------   --------------   --------------   --------------   --------------   --------------
Outstanding-
Beginning of period                810,953   $        12.45          380,401   $         5.72          410,482   $         5.63
   Granted                          12,734            12.95          598,803            14.81           26,759             7.73
   Exercised                       (16,965)            5.61         (168,251)            5.61          (51,488)            5.61
   Forfeited                       (13,571)           14.30                -                -           (5,352)            9.78
                            --------------   --------------   --------------   --------------   --------------   --------------
Outstanding-end of
 period                            793,151   $        12.58          810,953   $        12.45          380,401   $         5.72
                            ==============   ==============   ==============   ==============   ==============   ==============
Exercisable-end of
 period                            708,495   $        12.43          690,795   $        12.27          294,451   $         5.63
                            ==============   ==============   ==============   ==============   ==============   ==============
Weighted average  fair
 value of options
 granted during the period                   $         3.90                    $         3.69                    $         1.60
                                             ==============                    ==============                    ==============

Exercise prices for options outstanding as of December 31, 2004 ranged from $5.14 to $15.06. Exercise prices for options outstanding as of December 31, 2003 ranged from $5.14 to $15.06. The weighted average remaining contractual life of those options is approximately six years at December 31, 2004, and four years at December 31, 2003.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 12 - EMPLOYEE BENEFIT PLANS (CONTINUED)

Employee Stock Ownership Plan - The Bank established an Employee Stock Ownership Plan (ESOP) in 1998. The ESOP is a tax-qualified retirement plan designed to invest primarily in the Company's common stock. All full-time employees of the Bank who have completed one year of service with the Bank are eligible to participate in the ESOP. The ESOP utilized funds borrowed from the Company totaling $1,690,680, to purchase approximately 8%, or 169,068 shares of the Company's common stock issued in the 1998 Conversion. The ESOP utilized funds borrowed from the Company totaling $1,051,980 to purchase 105,198 additional shares of the Company's common stock issued in the 2002 Conversion. The loans to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 15 years for each loan. Under the terms of the ESOP, the Bank makes contributions to the ESOP sufficient to cover all payments of principal and interest as they become due. The 1998 loan had an outstanding balance of $901,695 with an interest rate of 5.25% and $1,014,406 with an interest rate of 4.00% at December 31, 2004 and 2003, respectively. The interest rate on the loan is based on the Bank's prime rate. The 2002 loan had an outstanding balance of $841,584 with an interest rate of 5.25% and $911,716 with an interest rate of 4.00% at December 31, 2004 and 2003, respectively.

Shares purchased with the loan proceeds are held in a suspense account by the trustee of the plan for future allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation as described in the plan. The number of shares released to participants will be determined based upon the percentage of principal and interest payments made during the year divided by the total remaining principal and interest payments including the current year's payment. Participants will vest in the shares allocated to their respective accounts over a period not to exceed 5 years. Any forfeited shares are allocated to the then remaining participants in the same proportion as contributions. As of December 31, 2004, 153,997 shares have been allocated to participants and 248,341 shares remain unallocated. The fair value of the unallocated shares was $3,543,826 at December 31, 2004. The Company recognizes compensation expense attributable to the ESOP ratably over the fiscal year based upon the estimated number of ESOP shares to be allocated each December 31st. The Company recognized $223,231, $219,333, and $145,305, as compensation expense in the years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively.

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

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

At December 31, 2004 and 2003, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business. Fair values of these commitments are based on fees currently charged for similar instruments. At December 31, 2004 and 2003, the carrying amounts and fair values of these off-balance sheet financial instruments were immaterial.

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

                                                      2004                               2003
                                       ---------------------------------   ---------------------------------
                                           Carrying         Estimated          Carrying        Estimated
                                            Amount          Fair Value          Amount         Fair Value
                                       ---------------   ---------------   ---------------   ---------------
Financial assets
   Cash and due from banks             $     5,799,611   $     5,799,611   $     5,374,150   $     5,374,150
   Interest-earning bank balances            5,790,650         5,790,650         2,840,035         2,840,035
   Investments and mortgage-
      backed securities                    133,576,857       133,576,857       145,401,283       145,401,283
   Loans                                   314,126,978       315,148,762       295,026,346       297,407,462

Financial liabilities
   Deposits                                374,744,428       366,115,439       342,445,676       349,743,577
   Repurchase agreements                       771,538           771,538           681,394           681,394
   Advances from FHLB                       55,000,000        55,467,576        58,300,000        59,928,212

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 14 - EARNINGS PER SHARE

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

The only potential stock of the Company as defined in SFAS No. 128, are stock options granted to various directors and officers of the Bank and unvested RRP shares. The following is a summary of the computation of basic and diluted earnings per share:

                                           Year Ended       Year Ended       Year Ended
                                          December 31,     December 31,     December 31,
                                              2004             2003            2002
                                         --------------   --------------   --------------
Net income                               $    2,955,421   $    3,390,566   $    4,507,934
Weighted average outstanding shares           7,611,022        8,623,838        8,767,982
Basic earnings per share                 $         0.39   $         0.39   $         0.51
Weighted average outstanding shares           7,611,022        8,623,838        8,767,982
Dilutive effect of stock options                101,648          138,707          102,072
                                         --------------   --------------   --------------
Weighted average diluted shares               7,712,670        8,762,545        8,870,054
Diluted earnings per share               $         0.38   $         0.39   $         0.51

In conjunction with the 2002 Conversion, as described in Note 1. of the Notes to Consolidated Financial Statements, the Company had 9,062,727 shares on common stock issued and outstanding on September 30, 2002. In March 2003, the Company's Board of Directors announced the authorization to repurchase of up to 343,027 shares of outstanding common stock. The Company repurchased 342,200 shares of stock at an average price of $13.66 under this authority in October 2003. During October 2003 the Company's Board of Directors announced the authorization to repurchase up to 879,900 shares, or 10% of the outstanding common stock. The Company repurchased 877,235 shares of stock at an average price of $13.80 under this authority by May 2004. During May 2004, the Company's Board of Directors authorized the repurchase of up to 815,000 shares, or 10% of the outstanding common stock. As of December 31, 2004, the Company had repurchased 726,000 shares of stock at an average price of $13.02 under this authorization and had 89,000 shares remaining.

As of December 31, 2004, a total of 1,945,435 shares, or 21.5% of the outstanding shares of common stock, have been repurchased under these plans at an average price of $13.48 per share.

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 15 - PARENT-ONLY FINANCIAL INFORMATION

The earnings of the Bank are recognized by Citizens South Banking Corporation using the equity method of accounting. Accordingly, undistributed earnings of the Bank are recorded as increases in the Company's investment in the Bank. The following are the condensed financial statements of the Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.

Condensed Statements of Financial Condition

                                                December 31,    December 31,
                                                    2004            2003
                                                -------------   -------------
Assets

Cash and cash equivalents                       $   2,687,014   $  15,190,646
Investment in securities available-for-sale         2,476,936       3,095,237
Investment in subsidiary                           66,828,552      69,044,166
Other assets                                          431,654         362,656
                                                -------------   -------------
Total assets                                    $  72,424,156   $  87,692,705
                                                =============   =============
Liabilities and Stockholders' Equity

Liabilities                                     $      29,899   $      23,797
Stockholders' equity                               72,394,257      87,668,908
                                                -------------   -------------
Total liabilities and stockholders' equity      $  72,424,156   $  87,692,705
                                                =============   =============

Condensed Statements of Operations

                                                       Year Ended      Year Ended      Year Ended
                                                      December 31,    December 31,    December 31,
                                                          2004            2003            2002
                                                     -------------   -------------   -------------
Interest income                                      $     238,212   $     474,295   $     255,815
Interest expense                                                 -               -         (26,865)
Other noninterest income                                   163,800          10,177          81,592
Other noninterest expenses                                (631,667)       (980,671)        (94,346)
                                                     -------------   -------------   -------------
Income before income taxes and undistributed
 earnings from subsidiaries                               (229,655)       (496,199)        216,196
Income taxes                                                96,000         204,995         (83,162)
                                                     -------------   -------------   -------------
Income before undistributed earnings from
 subsidiaries                                             (133,655)       (291,204)        133,034
Equity in undistributed earnings of subsidiaries         3,089,076       3,681,770       4,374,900
                                                     -------------   -------------   -------------
Net income                                           $   2,955,421   $   3,390,566   $   4,507,934
                                                     =============   =============   =============

                       CITIZENS SOUTH BANKING CORPORATION

NOTE 15 - PARENT-ONLY FINANCIAL INFORMATION (CONTINUED)

Condensed Statements of Cash Flows

                                                            Year Ended      Year Ended      Year Ended
                                                           December 31,    December 31,    December 31,
                                                               2004           2003            2002
                                                          -------------   -------------   -------------
Operating activities
  Net income                                              $   2,955,421   $   3,390,566   $   4,507,934
  Adjustments to reconcile net income to net
  Cash provided by operating activities
    (Gain) on sale of investments                              (163,800)              -         (81,592)
    Equity in undistributed (earnings) of
     Subsidiaries                                            (3,089,076)     (3,681,770)     (4,374,900)
    Allocation of shares to ESOP                                282,995         287,717         273,998
    Vesting of shares issued for the RRP                        281,025         974,848               -
    (Increase) in other operating subsidiaries                  (21,514)        (14,772)        (48,551)
    (Decrease) increase in other operating
     liabilities                                                  6,102        (309,536)         84,972
                                                          -------------   -------------   -------------
    Net cash provided by operating activities                   251,153         647,053         361,861
Investing activities
  Proceeds from the sale of investments                       1,008,000               -               -
  Purchase of investments available-for-sale                   (347,282)     (2,000,000)        (94,117)
                                                          -------------   -------------   -------------
    Net cash used in investing activities                       660,718      (2,000,000)        (94,117)
Financing activities
  Issuance of additional common stock                             1,315               -      50,133,555
  Repurchase of common stock                                (16,403,258)     (9,801,707)              -
  Contributed capital to bank subsidiary                              -               -     (23,124,633)
  Dividends received from bank subsidiary                     5,000,000               -               -
  Exercise of options                                                 -         149,793               -
  Dividends to stockholders                                  (2,013,560)     (2,136,607)       (873,719)
                                                          -------------   -------------   -------------
    Net cash (used in) provided by financing
     activities                                             (13,415,503)    (11,788,521)     26,135,203
Net increase (decrease) in cash and cash equivalents        (12,503,632)    (13,141,468)     26,402,947
Cash and cash equivalents, beginning of period               15,190,646      28,332,114       1,929,167
                                                          -------------   -------------   -------------
Cash and cash equivalents, end of period                  $   2,687,014   $  15,190,646   $  28,332,114
                                                          =============   =============   =============

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

        MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of Citizens South Banking Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

        . pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

        . provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that material receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and

        . provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements of the Company.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

         The Company's independent registered public accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report is presented on the following page of this report.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors
        Citizens South Banking Corporation

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Citizens South Banking Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material aspects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 3, 2005 expressed an unqualified opinion on these consolidated financial statements.

        /s/ Cherry, Bekaert & Holland, L.L.P.


        Gastonia, North Carolina
        March 3, 2005

ITEM 9B.   OTHER INFORMATION

        None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The "Proposal I - Election of Directors" section of the Registrant's Definitive Proxy Statement dated April 4, 2005, (the "Proxy Statement") as filed pursuant to Section 14 of the Securities Exchange Act of 1034 in connection with the 2004 Annual Meeting of Shareholders is incorporated herein by reference. In addition, the Item 1. "Executive Officers of the Registrant" section of the Proxy Statement is incorporated herein by reference.

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        A.      Index of Exhibits

        3.1 Certificate of Incorporation of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

        3.2 Bylaws of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

        4       Form of Common Stock Certificate of Citizens South Banking
Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

        10.1    Employment Agreement with Kim S. Price dated May 17, 2004

        10.2 Deferred Compensation and Income Continuation Agreement (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

        10.3 Employee Stock Ownership Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

        10.4 Supplemental Executive Retirement Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

        10.5    Severance Agreement with Gary F. Hoskins dated May 17, 2004

        10.6    Severance Agreement with Paul L. Teem, Jr. dated May 17, 2004

        10.7    Severance Agreement with Michael R. Maguire dated May 17, 2004

        10.8    Severance Agreement with Daniel M. Boyd, IV dated May 17, 2004

        10.9    Severance Agreement with V. Burton Brinson, Jr. dated
May 17, 2004

        10.10 Salary Continuation Agreement with Kim S. Price dated January 1, 2004

        10.11 Salary Continuation Agreement with Gary F. Hoskins dated January 1, 2004

        10.12 Salary Continuation Agreement with Paul L. Teem, Jr. dated January 1, 2004

        10.13 Salary Continuation Agreement with Michael R. Maguire dated January 1, 2004

        10.14 Salary Continuation Agreement with Daniel M. Boyd, IV dated January 1, 2004

        10.15 Salary Continuation Agreement with V. Burton Brinson, Jr. dated January 1, 2004

        10.16 Endorsement Split Dollar Agreement with Kim S. Price dated January 1, 2004

        10.17 Endorsement Split Dollar Agreement with Gary F. Hoskins dated January 1, 2004

        10.18 Endorsement Split Dollar Agreement with Paul L. Teem, Jr. dated January 1, 2004

        10.19 Endorsement Split Dollar Agreement with Michael R. Maguire dated January 1, 2004

        10.20 Endorsement Split Dollar Agreement with Daniel M. Boyd, IV dated January 1, 2004

        10.21 Endorsement Split Dollar Agreement with V. Burton Brinson, Jr. dated January 1, 2004

        10.22 Amended Deferred Compensation and Income Continuation Agreement with David W. Hoyle, Sr. dated March 15, 2004

        10.23 Amended Deferred Compensation and Income Continuation Agreement with Ben R. Rudisill, II dated March 15, 2004

        10.24 Amended Deferred Compensation and Income Continuation Agreement with James J. Fuller dated March 15, 2004

        10.25 Amended Deferred Compensation and Income Continuation Agreement with Charles D. Massey dated March 15, 2004

        10.26 Amended Director Retirement Agreement with David W. Hoyle, Sr. dated March 15, 2004

        10.27 Amended Director Retirement Agreement with Ben R. Rudisill, II dated March 15, 2004

        10.28 Amended Director Retirement Agreement with James J. Fuller dated March 15, 2004

        10.29 Amended Director Retirement Agreement with Charles D. Massey dated March 15, 2004

        10.30 Amended Director Retirement Agreement with Eugene R. Matthews, II dated March 15, 2004

        14      Code of Ethics Policy (incorporated herein by reference to the
"Proposal I - Election of Directors" section of the Registrant's Proxy Statement dated April 4, 2005

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

                                            Citizens South Banking Corporation

Date:  March 10, 2005                       By: /s/ Kim S. Price
                                                --------------------------------
                                                Kim S. Price
                                                President and Chief Executive
                                                Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Kim S. Price                        By: /s/ Gary F. Hoskins
    -------------------------------             --------------------------------
    Kim S. Price                                Gary F. Hoskins
    President, Chief Executive                  Executive Vice President,
    Officer and Director (Principal             Treasurer and Chief Financial
    Executive Officer)                          Officer (Principal Financial and
                                                Accounting Officer)

Date: March 10, 2005                        Date: March 10, 2005


By: /s/ David W. Hoyle                      By: /s/ Ben R. Rudisill, II
    -------------------------------             --------------------------------
    David W. Hoyle                              Ben R. Rudisill, II
    Chairman                                    Vice Chairman

Date: March 10, 2005                        Date: March 10, 2005


By: /s/ Eugene R. Matthews, II              By: /s/ Charles D. Massey
    -------------------------------             --------------------------------
    Eugene R. Matthews, II                      Charles D. Massey
    Director                                    Director

Date: March 10, 2005                        Date: March 10,  2005


By: /s/ James J. Fuller
    -------------------------------
    James J. Fuller
    Director

Date: March 10, 2005