Form 10-Q
period 2005-03-31
CITIZENS SOUTH BANKING CORP
filed 2005-05-06
CIK 1051871

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                         COMMISSION FILE NUMBER 0-23971

                       CITIZENS SOUTH BANKING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              54-2069979
     -------------------------------             ----------------------
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

        Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check whether the Registrant is an accelerated filer. Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Common stock, $0.01 par value
                 7,249,530 shares outstanding as of May 5, 2005.

================================================================================

CITIZENS SOUTH BANKING CORPORATION

                                      INDEX
                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements.............................  1

          Consolidated Statements of Financial Condition
                 March 31, 2005 and December 31, 2004 ......................  1

          Consolidated Statements of Operations
              three months ended March 31, 2005 and 2004 ...................  2

          Consolidated Statements of Comprehensive Income
              three months ended March 31, 2005 and 2004....................  3

          Consolidated Statements of Changes in Stockholders' Equity
              three months ended March 31, 2005 and 2004....................  4

          Consolidated Statements of Cash Flows
              three months ended March 31, 2005 and 2004....................  5

          Notes to Consolidated Financial Statements........................  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................... 10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.... 16

     Item 4.  Controls and Procedures....................................... 16

PART II. OTHER INFORMATION.................................................. 16

SIGNATURES.................................................................. 19

Exhibit 31.1  Certification of Chief Executive Officer Pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002.............. 20

Exhibit 31.2  Certification of Chief Financial Officer Pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002.............. 21

Exhibit 32.1  Statement of Chief Executive Officer Furnished Pursuant
              to Section 906 of the Sarbanes-Oxley Act of 2002.............. 22

Exhibit 32.2  Statement of Chief Financial Officer Furnished Pursuant
              to Section 906 of the Sarbanes-Oxley Act of 2002.............. 23

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

                                                                          March 31,      December 31,
                                                                            2005            2004
                                                                       -------------    -------------
                                                                        (unaudited)
ASSETS:
Cash and due from banks ............................................   $       6,486    $       5,800
Interest-earning bank balances .....................................          13,779            5,790
                                                                       -------------    -------------
   Cash and cash equivalents .......................................          20,265           11,590
Investment securities available-for-sale, at fair value ............          42,332           52,407
Mortgage-backed and related securities available-for-sale,
 at fair value .....................................................          74,026           81,169
Loans receivable, net of unearned income ...........................         327,783          317,156
Allowance for loan losses ..........................................          (3,184)          (3,029)
                                                                       -------------    -------------
   Loans, net ......................................................         324,599          314,127
Real estate owned ..................................................             423              806
Accrued interest receivable ........................................           1,703            1,662
Premises and equipment, net ........................................          17,127           17,363
Federal Home Loan Bank stock .......................................           3,849            3,461
Cash value of bank-owned life insurance policies ...................          13,038           12,885
Intangible assets ..................................................           7,473            7,560
Other assets .......................................................           6,253            5,931
                                                                       -------------    -------------
   Total assets ....................................................   $     511,088    $     508,961
                                                                       =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand deposit accounts ............................................   $      54,894    $      52,684
Money market deposit accounts ......................................          73,911           77,924
Savings accounts ...................................................          28,400           29,174
Time deposits ......................................................         214,899          214,962
                                                                       -------------    -------------
   Total deposits ..................................................         372,104          374,744
Borrowed money .....................................................          63,577           55,772
Deferred compensation ..............................................           5,158            5,850
Other liabilities ..................................................             738              201
                                                                       -------------    -------------
   Total liabilities ...............................................         441,577          436,567

Common stock, $0.01 par value, 20,000,000 shares authorized,
 9,062,727 shares issued and outstanding at March 31, 2005
 and December 31, 2004 .............................................              91               91
Additional paid-in-capital .........................................          68,381           68,381
Unallocated common stock held by Employee Stock Ownership Plan .....          (1,750)          (1,796)
Unearned compensation related to Recognition and Retention Plan ....          (1,628)          (1,698)
Retained earnings, substantially restricted ........................          30,191           29,765
Accumulated unrealized loss on securities available-for-sale,
 net of tax ........................................................          (1,341)            (419)
Treasury stock of 1,815,283 shares at March 31, 2005, and
 1,630,683 shares at December 31, 2004, at cost ....................         (24,433)         (21,930)
                                                                       -------------    -------------
   Total stockholders' equity ......................................          69,511           72,394
                                                                       -------------    -------------
   Total liabilities and stockholders' equity ......................   $     511,088    $     508,961
                                                                       =============    =============

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              --------------------------
                                                                  2005          2004
                                                              -----------    -----------
INTEREST INCOME:
Loans .....................................................   $     4,632    $     3,872
Investment securities .....................................           396            485
Interest-bearing deposits .................................            35             20
Mortgage-backed and related securities ....................           737            778
                                                              -----------    -----------
  Total interest income ...................................         5,800          5,155

INTEREST EXPENSE:
Deposits ..................................................         1,696          1,426
Borrowed funds ............................................           475            445
                                                              -----------    -----------
  Total interest expense ..................................         2,171          1,871
                                                              -----------    -----------

Net interest income .......................................         3,629          3,284
Provision for loan losses .................................           150             30
                                                              -----------    -----------
Net interest income after provision for loan losses .......         3,479          3,254

NONINTEREST INCOME:
Fee income on deposit accounts ............................           544            603
Income on mortgage banking and other lending activities ...           113            102
Dividends on FHLB stock ...................................            37             23
Increase in cash value of bank-owned life insurance .......           161            140
Fair value adjustment on deferred compensation assets .....           (47)            72
Gain on sale of assets ....................................           131            290
Other noninterest income ..................................           110             96
                                                              -----------    -----------
  Total noninterest income ................................         1,049          1,326

NONINTEREST EXPENSE:
Compensation and benefits .................................         1,666          1,738
Fair value adjustment on deferred comp. obligations .......           (47)            72
Occupancy and equipment expense ...........................           485            376
Professional services .....................................           151            130
Amortization of intangible assets .........................            87            111
Loss on sale of assets ....................................            64              -
Other noninterest expense .................................           843            770
                                                              -----------    -----------
  Total noninterest expense ...............................         3,249          3,197

Income before income taxes ................................         1,279          1,383

Provision for income taxes ................................           377            412
                                                              -----------    -----------

Net income ................................................   $       902    $       971
                                                              ===========    ===========

Basic earnings per share ..................................   $      0.13    $      0.12
Diluted earnings per share ................................   $      0.13    $      0.12

Basic average common shares outstanding ...................     7,084,471      8,268,233
Diluted average common shares outstanding .................     7,202,704      8,342,431

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(dollars in thousands)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       -------------------
                                                                         2005       2004
                                                                       --------   --------
Net income .........................................................   $    902   $    971
Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale:
    Unrealized holding gains (losses) arising during period ........       (898)       563
    Reclassification adjustment for (gains) included in net income .        (24)      (186)
                                                                       --------   --------
  Other comprehensive income .......................................       (922)       377
                                                                       --------   --------
Comprehensive income (loss) ........................................   $    (20)  $  1,348
                                                                       ========   ========

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited) (dollars in thousands)

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               ---------------------
                                                                                  2005       2004
                                                                               ---------   ---------
COMMON STOCK:
At beginning of period .....................................................   $      91   $      91
Issuance of common stock ...................................................           -           -
                                                                               ---------   ---------
At end of period ...........................................................          91          91
                                                                               ---------   ---------

ADDITIONAL PAID-IN-CAPITAL:
At beginning of period .....................................................      68,381      68,280
Allocation from shares purchased with loan from ESOP .......................           -           -
Exercise of options ........................................................           -           -
                                                                               ---------   ---------
At end of period ...........................................................      68,381      68,280
                                                                               ---------   ---------

UNALLOCATED COMMON STOCK HELD BY ESOP:
At beginning of period .....................................................      (1,796)     (1,979)
Allocation from shares purchased with loan from ESOP .......................          46          46
                                                                               ---------   ---------
At end of period ...........................................................      (1,750)     (1,933)
                                                                               ---------   ---------

UNEARNED COMPENSATION RELATED TO RECOGNITION AND RETENTION PLAN:
At beginning of period .....................................................      (1,698)     (1,979)
Vesting of shares for plan .................................................          70         186
                                                                               ---------   ---------
At end of period ...........................................................      (1,628)     (1,793)
                                                                               ---------   ---------

RETAINED EARNINGS, SUBSTANTIALLY RESTRICTED:
At beginning of period .....................................................      29,765      28,824
Net income .................................................................         902         971
Cash dividends declared on common stock ....................................        (476)       (515)
                                                                               ---------   ---------
At end of period ...........................................................      30,191      29,280
                                                                               ---------   ---------

ACCUMULATED UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET OF TAX:
At beginning of period .....................................................        (419)        (40)
Other comprehensive results, net of tax ....................................        (922)        377
                                                                               ---------   ---------
At end of period ...........................................................      (1,341)        337
                                                                               ---------   ---------

TREASURY STOCK:
At beginning of period .....................................................     (21,930)     (5,528)
Repurchase of common stock .................................................      (2,503)     (3,300)
                                                                               ---------   ---------
At end of period ...........................................................     (24,433)     (8,828)
                                                                               ---------   ---------

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         -------------------
                                                                                           2005       2004
                                                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................................   $    902   $    971
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ......................................................        150         30
      Depreciation ...................................................................        296        207
      Net gain on sale of investments, available for sale ............................        (36)      (290)
      Net gain on sale of other assets ...............................................        (31)         -
      Deferred loan origination fees .................................................       (165)        (9)
      Allocation of shares to the ESOP ...............................................         46         46
      Vesting of shares for the Recognition and Retention Plan .......................         70        186
      Decrease in accrued interest receivable ........................................        (41)       200
      Amortization of intangible assets ..............................................         87        111
      Decrease in other assets .......................................................        111        664
      Decrease in other liabilities ..................................................       (344)      (105)
                                                                                         --------   --------
        Net cash provided by operating activities ....................................      1,045      2,011

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in loans receivable ........................................    (10,458)     1,765
  Proceeds from the sale of investment securities ....................................      5,517      1,258
  Proceeds from the sale of mortgage-backed securities ...............................      1,563      6,432
  Proceeds from the sale of other assets .............................................        450         25
  Maturities and prepayments of investment securities ................................      4,045      9,375
  Maturities and prepayments of mortgage-backed securities ...........................      4,616      4,323
  Purchases of investments ...........................................................          -     (3,325)
  (Purchase) sale of FHLB stock ......................................................       (388)       365
  Capital expenditures for premises and equipment ....................................        (91)    (1,312)
                                                                                         --------   --------
        Net cash provided by investment activities ...................................      5,254     18,906

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits ................................................     (2,640)     8,074
  Dividends paid to stockholders .....................................................       (476)      (515)
  Repurchase of common stock .........................................................     (2,503)    (3,300)
  Net increase (decrease) in borrowed money ..........................................      7,805     (6,862)
  Increase in advances from borrowers for insurance and taxes ........................        190        244
                                                                                         --------   --------
        Net cash provided by (used for) financing activities .........................      2,376     (2,359)

Net decrease in cash and cash equivalents ............................................      8,675     18,558

Cash and cash equivalents at beginning of period .....................................     11,590      8,214
                                                                                         --------   --------

Cash and cash equivalents at end of period ...........................................   $ 20,265   $ 26,772
                                                                                         ========   ========

See accompanying notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        In management's opinion, the accompanying consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. Results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

        The consolidated financial statements include the accounts of Citizens South Banking Corporation (the "Company") and the Company's wholly owned subsidiary, Citizens South Bank (the "Bank").

        The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the consolidated financial statements of the Company as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002, filed as part of the Company's annual report on Form 10-K. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

        CRITICAL ACCOUNTING POLICIES

        The accounting and financial policies of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States and conform to general practices in the banking industry. We consider accounting policies that require significant judgment and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations. Based on the size of the item or significance of the estimate, the allowance for loan losses is considered critical to our financial results. The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses. Management's determination of the adequacy of the allowance is based on quarterly evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss for each type of loan and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of the collateral.

        Management has established a systematic method for periodically evaluating the credit quality of the loan portfolio in order to establish an allowance for loan losses. The methodology is set forth in a formal policy and includes a review of all loans in the portfolio on which full collectibility may or may not be reasonably assured. The loan review considers among other matters, the estimated fair value of the collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Specific allowances are established for certain individual loans that management considers impaired under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral. We increase our allowance for loan losses by charging provisions for loan losses against our current period income. Management's periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

STOCK OPTION EXPENSE DISCLOSURE

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

                                                       Three months ended
                                                             March 31,
                                                       -------------------
                                                         2005       2004
                                                       --------   --------
Net income (in thousands):
       As reported                                     $    902   $    971
    Deduct: Total stock-based employee
             compensation cost determined under
             the fair value method, net of tax               20         32
                                                       --------   --------
       Pro forma                                       $    882   $    939
                                                       --------   --------

Basic earnings per share:
       As reported                                     $   0.13   $   0.12
       Pro forma                                       $   0.12   $   0.11

Diluted earnings per share:
       As reported                                     $   0.13   $   0.12
       Pro forma                                       $   0.12   $   0.11

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ended March 31, 2005 and 2004: dividend yield of 2.0%, expected volatility of 30%, risk-free investment rate of 3.5%, and expected lives of seven years.

NOTE 2 - USE OF ESTIMATES

        The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - EARNINGS PER SHARE

        Earnings per share has been determined under the provisions of SFAS No. 128, Earnings Per Share. The only potential stock of the Company, as defined in SFAS No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2005 and 2004 (dollars in thousands, except per share data):

                                              Three Months Ended
                                                  March 31,
                                         ---------------------------
                                             2005            2004
                                         ------------   ------------
Net income ..........................    $        902   $        971

Weighted average outstanding shares..       7,084,471      8,268,233
Dilutive effect of stock options ....         118,233         74,198
                                         ------------   ------------
Weighted average diluted shares .....       7,202,704      8,342,431

Diluted earnings per share ..........    $       0.13   $       0.12

NOTE 4 - DIVIDEND DECLARATION

        On April 18, 2005, the Board of Directors of the Company approved and declared a regular cash dividend of seven cents per share of common stock to stockholders of record as of May 1, 2005, and payable on May 15, 2005.

NOTE 5 - STOCK REPURCHASE PROGRAMS

        On February 28, 2005, the Board of Directors of the Company authorized the repurchase of up to 370,000 shares, or approximately 5%, of the Company's then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. As of March 31, 2005, management had repurchased a total of 95,600 shares at an average price of $13.43 per share and had 274,400 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

        On May 17, 2004, the Board of Directors of the Company authorized the repurchase of up to 815,000 shares, or approximately 10%, of the Company's outstanding shares of common stock. This stock repurchase program was completed in March 2005, with the repurchase of 815,000 shares at an average price of $13.09. In October 2003, the Company authorized the repurchase of up to 879,900 shares, or approximately 10%, of the outstanding shares. This repurchase program was completed in May 2004, with the repurchase of 877,235 shares at an average price of $13.80. Also, in March 2003 the Company authorized the repurchase of up to 343,027 shares, or approximately 3.8% of the outstanding shares. This program was completed in September 2003, with the repurchase of 342,200 shares at an average price of $13.66.

NOTE 6 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share Based Payment which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. As a result of a recent SEC ruling, this Statement is now effective for the beginning of the first annual reporting period that begins after June 15, 2005. SFAS No. 123 (revised) will be adopted by the Company beginning with the first quarter ending March 31, 2006. Based on the unvested options outstanding at March 31, 2005, the Company expects that the adoption of SFAS 123 (revised) will result in additional compensation expense of approximately $125,000 during 2006.

        In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment," (SAB 107). SAB 107 express views of the SEC staff regarding the application of Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (Statement 123R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies.

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

COMPARISON OF FINANCIAL CONDITION

        Assets. Total assets of the Company increased by $2.1 million, or 0.4%, from $509.0 million as of December 31, 2004, to $511.1 million as of March 31, 2005. Loans receivable increased by $10.5 million, or 3.3%, to $324.6 million at March 31, 2005. This loan growth was primarily fueled by an $8.5 million, or 5.7%, increase in the commercial real estate portfolio to $157.1 million. Commercial nonmortgage loans increased by $2.6 million, or 18.7%, during the period to $16.6 million. A large portion of the growth in our commercial mortgage and commercial business loan portfolios was attributable to the staffing of a new loan production office in Cornelius, North Carolina, which was started during the fourth quarter of 2004, and the hiring of several experienced commercial bankers over the past six months to assist the Company in meeting its loan growth objectives. The Company's consumer and mortgage loan portfolios were flat during the period, with consumer loans totaling $61.4 million at March 31, 2005, and residential loans totaling $92.5 million on the same date. Prepayments on residential loans have slowed down, allowing new originations to offset prepayments and normal amortization of the residential portfolio. Additional growth in the residential portfolio is expected due to the recent hiring of two mortgage loan originators and an expanded product offering for our residential portfolio. Consumer loan pricing has become increasingly competitive. However, we have been able to maintain our existing portfolio. Modest growth is expected in our consumer loan portfolio for the remainder of the year due to the expected opening of our twelfth full-service office in Belmont, North Carolina, in the third quarter of 2005.

        Management will seek to continue to grow the loan portfolio in a safe and sound manner with an emphasis on adjustable-rate loans and shorter-term fixed rate loans. As of March 31, 2005, approximately $181.9 million, or 55% of the Company's loan portfolio, was scheduled to price each month. This sensitivity to rising interest rates has been a driving factor in the Company's margin expansion over the past several quarters as the prime interest rate has steadily increased.

        Cash and cash equivalents increased by $8.7 million, or 74.6%, from $11.6 million at December 31, 2004, to $20.3 million at March 31, 2005. This increase was largely due to a $7.8 million increase in borrowed money. These funds will primarily be used to fund loan growth and repurchase the common stock of the Company. Also during the three-month period, mortgage-backed securities decreased $7.1 million, or 8.8%, to $74.0 million and investment securities decreased by $10.1 million, or 19.2%, to $42.3 million. These decreases were largely due to the sale of $1.6 million in mortgage-backed securities, maturities and prepayments of $4.6 million in mortgage-backed securities, sales of $5.5 million of investment securities, and maturities of $4.0 million in investment securities during the period. The cash flows generated from these mortgage-backed and investment securities were primarily used to fund loan growth and stock repurchases during the period. Management expects the investment and mortgage-backed securities portfolios to continue to decrease as a percentage of total assets as the cash flows generated from these investments are reinvested into the loan portfolio.

        Other real estate owned, which consists of five residential properties acquired by the Company through foreclosure, decreased by 47.5% from $806,000 at December 31, 2004, to $423,000 at March 31, 2005. This decrease was due to the sale of eleven residential properties during the first quarter of 2005 for $427,000. Management will continue to aggressively market these properties for a timely disposition. All foreclosed properties are located in the Company's primary lending area.

        Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management's periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower's financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of March 31, 2005, the allowance for loan losses was $3.2 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

                                       AT AND FOR THE THREE
                                       MONTHS ENDED MARCH 31,
                                      -----------------------
                                         2005         2004
                                      ----------   ----------
                                       (dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning of period ...............   $    3,029   $    2,969
Add:
    Provision for loan losses .....          150           30
    Recoveries ....................            5            1
Less:
    Charge-offs ...................            -            2
                                      ----------   ----------
End of period .....................   $    3,184   $    2,998

Nonaccrual loans ..................   $    1,419   $      513
Real estate owned .................          423           24
                                      ----------   ----------
Nonperforming assets ..............   $    1,842   $      537

Allowance for loan losses as a
 percentage of total loans ........         0.97%        1.00%

Nonperforming loans to
 total loans ......................         0.43%        0.17%

Nonperforming assets to
 total assets .....................         0.36%        0.11%

        Liabilities. Total liabilities increased by $5.0 million, or 1.2%, from $436.6 million as of December 31, 2005, to $441.6 million as of March 31, 2005. This increase was primarily due to a $7.8 million, or 14.0%, increase in borrowed money, the effects of which were partly offset by a $2.6 million, or 0.7%, decrease in total deposits. Demand deposit accounts (checking accounts) increased by $2.2 million, or 4.2%, during the three-month period to $54.9 million. This was primarily due to a continued emphasis on increasing the Company's number of retail and business checking account customers. The decrease in other deposits was largely due to the loss of price sensitive customers as a result of aggressive pricing from competitors. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market. Also, during the three-month period, the Company increased its outstanding borrowed funds by $7.8 million. This increase was primarily due to the addition of two $5.0 million adjustable rate Federal Home Loan Bank advances. These funds were used to repay an existing daily rate Federal Home Loan Bank advance, to fund loan growth, and to repurchase common stock during the period.

        Stockholders' Equity. Total stockholders' equity decreased by $2.9 million, or 4.0%, from $72.4 million as of December 31, 2004, to $69.5 million as of March 31, 2005. The decrease in stockholders' equity was primarily due to the repurchase of 184,600 shares of common stock for $2.5 million, at an average cost of $13.56 per share. In February 2005, the Board of Directors authorized the repurchase of up to 370,000 shares, or approximately 5%, of the outstanding shares of common stock. As of March 31, 2005, management had repurchased a total of 95,600 shares under the current program at an average price of $13.43 per share and had 274,400 shares remaining to be repurchased. Management will consider repurchasing additional shares of common stock of the Company at prices that management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. In addition, the Company paid cash dividends totaling $477,000 during the nine-month period, representing $0.065 per share, and posted a $923,000 increase in unrealized losses on available for sale securities due to an increase in market interest rates. These decreases in equity were partially offset by $902,000 in earnings during the period.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

        General. Net income for the three months ended March 31, 2005, amounted to $902,000, or $0.13 per diluted share, as compared to $971,000, or $0.12 per diluted share, for the three months ended March 31, 2004. This represents an 8.3% increase in earnings per share.

        Net interest income. Net interest income increased by $344,000, or 10.5%, to $3.6 million for the three months ended March 31, 2005. Interest income increased by $646,000, or 12.5%, primarily as a result of an $8.7 million, or 2.0%, increase in the average outstanding balance of interest-earning assets to $448.4 million for the three months ended March 31, 2005. The increase in average interest-earning assets was primarily the result of a $21.8 million, or 7.4%, increase in average outstanding loans to $317.9 million. The Company's average yield on earning assets increased by 53 basis points to 5.27% for the quarter ended March 31, 2005. Interest expense increased by $301,000, or 16.1%, for the comparable quarters. This increase in interest expense was due to a 20 basis point increase in the average cost of funds to 2.16%. In addition, the Company experienced a $24.5 million, or 6.4%, increase in the average balance of interest-bearing liabilities to $407.5 million. Average interest-bearing liabilities increased primarily as a result of a $19.5 million, or 16.6%, increase in average core deposits (checking accounts, savings accounts and money market accounts), coupled with a $4.7 million, or 9.1%, increase in borrowed money. The net interest margin improved 25 basis points, or 8.4%, to 3.24% for the quarter ended March 31, 2005, compared to 2.99% for the quarter ended March 31, 2004. This increase in the net interest margin was primarily the result of increased yields on prime-based consumer and commercial loans due to steady 25 basis point increases in the prime-lending rate since June 30, 2004. Approximately 55% of the Company's loans have interest rates that are tied to short-term rate indexes such as the prime-lending rate.

        Provision for loan losses. The provision for loan losses amounted to $150,000 for the three months ended March 31, 2005, compared to $30,000 for the three months ended March 31, 2004. The increase in the provision for loan losses was primarily attributable to the increase in outstanding loans during the respective quarters ($10.5 million increase in outstanding loans during the quarter ended March 31, 2005, compared t o a $1.8 million decrease in outstanding loans during the quarter ended March 31, 2004). The allowance for loan losses was $3.2 million, or 0.97% of total loans, as of March 31, 2005, compared to $3.0 million, or 1.00% of total loans, as of March 31, 2004. While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, in addition to residential mortgage loans, the Company's ratio of nonperforming loans to total loans remains below our peer group average, at 0.43% of total loans on March 31, 2005, compared to 0.17% of total loans on March 31, 2004. Most of the Company's nonperforming loans at March 31, 2005, were secured by real estate.

        Noninterest income. Noninterest income decreased by $278,000, or 20.9%, to $1.0 million for the three months ended March 31, 2005, as compared to $1.3 million for the three months ended March 31, 2004. This decrease was primarily due to a $159,000, or 54.8 %, decrease in gains on sale of assets and an $119,000 decrease in the fair value adjustment on deferred compensation assets, the effects of which are offset by a decrease in compensation expense. Fee income on deposit accounts decreased by $59,000, or 9.9%, due to fewer NSF charges generated from overdrawn checking accounts. Management expects that this trend of decreasing NSF fee income will continue throughout the remainder of the year. However, the effects of this decrease should be partially offset by a growth in service charges arising from an increasing number of transaction accounts. These decreases in noninterest income were partially offset by increases in fee income on mortgage banking and other lending activities, commissions on the sale of financial products, dividends on FHLB stock, increases in cash value of bank owned life insurance, and other income. Fee income generated from mortgage brokerage and other lending activities increased by $11,500, or 11.3%, due to higher levels of residential loan originations. Residential loan origination activity is expected to decline when longer term interest rates begin to increase. Dividends on FHLB stock increased by $14,000, or 58.8%, due to an increase in the number of shares owned and an increase in the dividend rate.

        During the quarter ended March 31, 2005, the Company recognized a gain of $131,000 on the sale of assets. These gains were generated from the sale of $5.5 million in investment securities, $1.6 million in mortgage-backed securities, and the sale of a vacant lot located adjacent to one of the Company's branch offices for $111,000. During the quarter ended March 31, 2004, the Company recognized a gain of $290,000 from the sale of $1.3 million in investment securities and $6.4 million in mortgage-backed securities.

        Noninterest expense. Noninterest expense increased by $51,000, or 1.6%, to $3.2 million for the quarter ended March 31, 2005. The Company experienced increases in office occupancy and equipment, professional services, and other expenses. Occupancy and equipment expense increased by $109,000, or 28.9%, primarily due to expenses associated with constructing a new building to be used as the corporate headquarters and a full-service office. The Company plans to open its twelfth full-service office in Belmont, North Carolina, in the third quarter of 2005. The Company experienced a $20,000, or 15.1% increase, in professional services, primarily as a result of new regulations and laws that require additional assistance from outside professionals. Other expense increased $159,000, or 24.8%, due in part to the upgrading of the Company's technological capabilities in the areas of online banking, cash management, document imaging, and core processing. These improvements in the Company's infrastructure should enable the Company to pursue additional growth both internally through offering improved products and services and externally through acquisitions in order to enhance the franchise value of the Company. These increases in noninterest expense were partially offset by decreases in compensation and benefits, advertising, amortization of intangible assets, and fair value adjustments on deferred compensation obligations. Compensation and benefits decreased by $72,000, or 4.1%, due to an $116,000 decrease in stock benefit expense. Advertising expense decreased by $85,000, or 65.2%, due to higher costs incurred in 2004 in preparing for the Company's 100th Anniversary celebration. The amortization of intangible assets decreased by $24,000, or 21.8%, due mainly to normal reductions in the amortization expense of the core deposit intangible associated with a seven year accelerated depreciation schedule. Losses on the sale of assets amounted to $64,000 for the quarter ended March 31, 2005. These losses were primarily attributable to the sale of eleven foreclosed residential properties at a loss of $58,000. For the quarter ended March 31, 2004, the Company recognized no losses from the sale of assets.

        Income taxes. Income taxes amounted to $377,000, or 29.5% of taxable income, for the quarter ended March 31, 2005, as compared to $412,000, or 29.8% of taxable income for the quarter ended March 31, 2004. The decrease in income tax expense during the first quarter of 2005 was primarily due to a $103,000 decrease in net income before taxes. The effective tax rate was fairly flat between the two periods. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. These tax-advantaged sources include investments such as municipal securities and bank-owned life insurance. As the Company continues to increase the amount of income derived from interest income on loans and fee income on deposits, the effective tax rate is expected to increase.

LIQUIDITY, MARKET RISK, AND CAPITAL RESOURCES

        The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits and Federal Home Loan Bank of Atlanta ("FHLB") advances. The Company has $65.0 million in additional advances available from its line of credit from the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company may also solicit brokered deposits for providing funds for asset growth; however, to date, the Company has not used such deposits to supplement its liquidity position. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.

        In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position. At March 31, 2005, the Company had loan commitments of $17.5 million, unused lines of credit of $66.2 million, and undisbursed construction loan proceeds of $5.0 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

        The Company's most significant form of market risk is interest rate risk, as the Company's assets and liabilities are sensitive to changes in interest rates. The Company's Asset / Liability Committee ("ALCO") is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. There were no changes in the Company's asset or liability composition that could result in a material change in the Company's analysis of interest rate sensitivity as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

        The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2005, Citizens South Bank's capital exceeded all applicable regulatory requirements. Citizens South Bank's Tier I capital was $60.9 million, or 12.1% of adjusted total assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three-month period ended March 31, 2005, the Company repurchased 184,600 shares of common stock for $2.5 million, at an average cost of $13.56 per share as detailed in the following table:

                                                                       MAXIMUM NUMBER
                TOTAL                           TOTAL NUMBER OF        OF SHARES THAT
              NUMBER OF        AVERAGE        SHARES PURCHASED AS     MAY BE PURCHASED
               SHARES         PRICE PAID      PART OF THE CURRENT       UNDER CURRENT
PERIOD       PURCHASED        PER SHARE        REPURCHASE PLAN        REPURCHASE PLAN
--------   --------------   --------------   --------------------   --------------------
January                 0   $         0.00                      0                370,000
February           67,800   $        13.73                      0                370,000
March             116,800   $        13.46                 95,600                274,400
Total             184,600   $        13.56                 95,600                274,400

        On February 28, 2005, the Board of Directors of the Company authorized the repurchase of up to 370,000 shares, or approximately 5%, of the Company's outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. As of March 31, 2005, management had repurchased a total of 95,600 shares at an average price of $13.43 per share and had

274,400 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

        On May 17, 2004, the Board of Directors of the Company authorized the repurchase of up to 815,000 shares, or approximately 10%, of the Company's outstanding shares of common stock. This stock repurchase program was completed in March 2005, with the repurchase of 815,000 shares at an average price of $13.09. In October 2003, the Company authorized the repurchase of up to 879,900 shares, or approximately 10%, of the outstanding shares. This repurchase program was completed in May 2004, with the repurchase of 877,235 shares at an average price of $13.80. Also, in March 2003 the Company authorized the repurchase of up to 343,027 shares, or approximately 3.8% of the outstanding shares. This program was completed in September 2003, with the repurchase of 342,200 shares at an average price of $13.66.

DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no meetings of the shareholders during the quarter ended March 31, 2005.

EXHIBITS

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

                                              CITIZENS SOUTH BANKING CORPORATION


Date: May 5, 2005                             By:   /s/ Kim S. Price
                                                    ----------------------------
                                                    Kim S. Price
                                                    President and
                                                    Chief Executive Officer


Date: May 5, 2005                             By:   /s/ Gary F. Hoskins
                                                    ----------------------------
                                                    Gary F. Hoskins
                                                    Executive Vice President,
                                                    Chief Financial Officer
                                                    and Treasurer