Form 10-Q
period 2005-06-30
CITIZENS SOUTH BANKING CORP
filed 2005-08-09
CIK 1051871

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                          COMMON STOCK, $0.01 PAR VALUE
               7,254,515 SHARES OUTSTANDING AS OF AUGUST 8, 2005.

================================================================================

CITIZENS SOUTH BANKING CORPORATION

                                      INDEX
                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements............................................      1

              Consolidated Statements of Financial Condition
                  June 30, 2005 and December 31, 2004..........................................      1

              Consolidated Statements of Operations
                  three months and six months ended June 30, 2005 and 2004.....................      2

              Consolidated Statements of Comprehensive Income
                  six months ended June 30, 2005 and 2004......................................      3

              Consolidated Statements of Changes in Stockholders' Equity
                  six months ended June 30, 2005 and 2004......................................      4

              Consolidated Statements of Cash Flows
                  six months ended June 30, 2005 and 2004......................................      5

              Notes to Consolidated Financial Statements.......................................      6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................      9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................     16

         Item 4.  Controls and Procedures......................................................     16

PART II. OTHER INFORMATION.....................................................................     16

SIGNATURES.....................................................................................     19

Exhibit 31.1      Certification of Chief Executive Officer Pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.............................     20

Exhibit 31.2      Certification of Chief Financial Officer Pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.............................     21

Exhibit 32.1      Statement of Chief Executive Officer Furnished Pursuant
                  to Section 906 of the Sarbanes-Oxley Act of 2002.............................     22

Exhibit 32.2      Statement of Chief Financial Officer Furnished Pursuant
                  to Section 906 of the Sarbanes-Oxley Act of 2002.............................     23

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

                                                                              JUNE 30,     DECEMBER 31,
                                                                                2005           2004
                                                                            ------------   ------------
                                                                             (unaudited)
ASSETS:
Cash and due from banks .................................................   $      8,330   $      5,800
Interest-earning bank balances ..........................................         16,788          5,790
                                                                            ------------   ------------
  Cash and cash equivalents .............................................         25,118         11,590
Investment securities available-for-sale, at fair value .................         43,735         52,407
Mortgage-backed and related securities available-for-sale,
 at fair value...........................................................         68,637         81,169
Loans receivable, net of unearned income ................................        331,198        317,156
Allowance for loan losses ...............................................         (3,271)        (3,029)
                                                                            ------------   ------------
  Loans, net ............................................................        327,927        314,127
Real estate owned .......................................................            332            806
Accrued interest receivable .............................................          1,678          1,662
Premises and equipment, net .............................................         16,927         17,363
Federal Home Loan Bank stock ............................................          3,917          3,461
Cash value of bank-owned life insurance policies ........................         13,182         12,885
Intangible assets .......................................................          7,388          7,560
Other assets ............................................................          6,053          5,931
                                                                            ------------   ------------
  Total assets ..........................................................   $    514,894   $    508,961
                                                                            ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand deposit accounts .................................................   $     54,895   $     52,684
Money market deposit accounts ...........................................         72,474         77,924
Savings accounts ........................................................         26,382         29,174
Time deposits ...........................................................        218,634        214,962
                                                                            ------------   ------------
  Total deposits ........................................................        372,385        374,744
Borrowed money ..........................................................         65,616         55,772
Deferred compensation ...................................................          5,293          5,850
Other liabilities .......................................................            723            201
                                                                            ------------   ------------
  Total liabilities .....................................................        444,017        436,567

Common stock, $0.01 par value, 20,000,000 shares authorized, 9,062,727
 shares issued and outstanding at June 30, 2005 and December 31, 2004 ...             91             91
Additional paid-in-capital ..............................................         68,381         68,381
Unallocated common stock held by Employee Stock Ownership Plan ..........         (1,704)        (1,796)
Unearned compensation related to Recognition and Retention Plan .........         (1,559)        (1,698)
Retained earnings, substantially restricted .............................         30,592         29,765
Accumulated unrealized loss on securities available-for-sale, net of tax            (587)          (419)
Treasury stock of 1,798,212 shares at June 30, 2005, and 1,630,683 shares
 at December 31, 2004, at cost ..........................................        (24,337)       (21,930)
                                                                            ------------   ------------
  Total stockholders' equity ............................................         70,877         72,394
                                                                            ------------   ------------
  Total liabilities and stockholders' equity ............................   $    514,894   $    508,961
                                                                            ============   ============

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

                                                                       THREE MONTHS                    SIX MONTHS
                                                                       ENDED JUNE 30,                 ENDED JUNE 30,
                                                               -----------------------------   -----------------------------
                                                                    2005            2004           2005            2004
                                                               -------------   -------------   -------------   -------------
INTEREST INCOME:
Loans ......................................................   $       4,960   $       3,836   $       9,592   $       7,722
Investment securities ......................................             373             472             770             957
Interest-bearing deposits ..................................             119              46             154              66
Mortgage-backed and related securities .....................             676             641           1,413           1,419
                                                               -------------   -------------   -------------   -------------
 Total interest income .....................................           6,128           4,995          11,929          10,164

INTEREST EXPENSE:
Deposits ...................................................           1,945           1,461           3,642           2,887
Borrowed funds .............................................             518             450             993             895
                                                               -------------   -------------   -------------   -------------
 Total interest expense ....................................           2,463           1,911           4,635           3,782
                                                               -------------   -------------   -------------   -------------
Net interest income ........................................           3,665           3,084           7,294           6,382
Provision for loan losses ..................................             120              30             270              60
                                                               -------------   -------------   -------------   -------------
 Net interest income after provision for loan losses .......           3,545           3,054           7,024           6,322

NONINTEREST INCOME:
Fee income on deposit accounts .............................             611             553           1,155           1,183
Income on mortgage banking and other lending activities ....             127             185             240             279
Dividends on FHLB stock ....................................              42              22              78              46
Gain on sale of assets .....................................               7             180             138             470
Fair value adjustment on deferred compensation assets ......              78             (37)             31              35
Other noninterest income ...................................             261             262             533             498
                                                               -------------   -------------   -------------   -------------
 Total noninterest income ..................................           1,126           1,165           2,175           2,511

NONINTEREST EXPENSE:
Compensation and benefits ..................................           1,670           1,539           3,266           3,096
Vesting expense for Recognition and Retention Plan .........              70              81             139             267
Fair value adjustment on deferred compensation
 obligations ...............................................              78             (37)             31              35
Occupancy and equipment expense ............................             496             400             981             782
Professional services ......................................             160             125             311             236
Amortization of intangible assets ..........................              84             104             171             221
Loss on sale of assets .....................................              11               0              75               0
Other noninterest expense ..................................             812             650           1,656           1,456
                                                               -------------   -------------   -------------   -------------
 Total noninterest expense .................................           3,381           2,862           6,630           6,093

Income before income taxes .................................           1,290           1,357           2,569           2,740

Provision for income taxes .................................             389             409             766             831
                                                               -------------   -------------   -------------   -------------
Net Income .................................................   $         901   $         948   $       1,803   $       1,909
                                                               =============   =============   =============   =============
Basic earnings per share ...................................   $        0.13   $        0.12   $        0.26   $        0.24
Diluted earnings per share .................................   $        0.13   $        0.12   $        0.25   $        0.24

Basic average common shares outstanding ....................       6,969,151       7,780,751       7,026,493       8,024,668
Diluted average common shares outstanding ..................       7,029,230       7,891,635       7,115,649       8,117,736

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(dollars in thousands)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
Net income .........................................................   $      1,803    $      1,909
Other comprehensive income, net of tax:
   Unrealized gains on securities available for sale:
     Unrealized holding gains arising during period ................           (144)         (1,625)
     Reclassification adjustment for gains included in net income ..            (24)           (290)
                                                                       ------------    ------------
   Other comprehensive income ......................................           (168)         (1,915)
                                                                       ------------    ------------
Comprehensive income ...............................................   $      1,635    $         (6)
                                                                       ------------    ------------

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited) (dollars in thousands)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
COMMON STOCK:
At beginning of period .............................................   $         91    $         91
Issuance of common stock ...........................................              -               -
                                                                       ------------    ------------
At end of period ...................................................             91              91
                                                                       ------------    ------------
ADDITIONAL PAID-IN-CAPITAL:
At beginning of period .............................................         68,381          68,280
Allocation from shares purchased with loan from ESOP ...............              -               -
                                                                       ------------    ------------
At end of period ...................................................         68,381          68,280
                                                                       ------------    ------------
UNALLOCATED COMMON STOCK HELD BY ESOP:
At beginning of period .............................................         (1,796)         (1,979)
Allocation from shares purchased with loan from ESOP ...............             92              92
                                                                       ------------    ------------
At end of period ...................................................         (1,704)         (1,887)
                                                                       ------------    ------------
UNEARNED COMPENSATION RELATED TO RECOGNITION AND RETENTION PLAN:
At beginning of period .............................................         (1,698)         (1,979)
Vesting of shares for plan .........................................            139             267
                                                                       ------------    ------------
At end of period ...................................................         (1,559)         (1,712)
                                                                       ------------    ------------
RETAINED EARNINGS, SUBSTANTIALLY RESTRICTED:
At beginning of period .............................................         29,765          28,824
Net income .........................................................          1,803           1,909
Cash dividends declared on common stock ............................           (978)         (1,054)
                                                                       ------------    ------------
At end of period ...................................................         30,592          29,679
                                                                       ------------    ------------
ACCUMULATED UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET
OF TAX:
At beginning of period .............................................           (419)            (40)
Other comprehensive results, net of tax ............................           (168)         (1,915)
                                                                       ------------    ------------
At end of period ...................................................           (587)         (1,955)
                                                                       ------------    ------------
TREASURY STOCK:
At beginning of period .............................................        (21,930)         (5,528)
Exercise of options ................................................             95               -
Repurchase of common stock .........................................         (2,502)        (15,241)
                                                                       ------------    ------------
At end of period ...................................................        (24,337)        (20,769)
                                                                       ------------    ------------

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................   $      1,803    $      1,909
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ....................................            270              60
      Depreciation .................................................            596             446
      Net gain on sale of investments, available for sale ..........            (38)           (454)
      Net gain on sale of other assets .............................            (25)            (16)
      Deferred loan origination fees ...............................           (265)            (16)
      Allocation of shares to the ESOP .............................             92              92
      Vesting of shares for the Recognition and Retention Plan .....            139             267
      (Increase) decrease in accrued interest receivable ...........            (16)            386
      Amortization of intangible assets ............................            171             221
      (Increase) decrease in other assets ..........................           (300)            878
      Decrease in other liabilities ................................           (415)           (746)
                                                                       ------------    ------------
        Net cash provided by operating activities ..................          2,012           3,027

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loans receivable .................................        (13,805)         (2,362)
  Proceeds from the sale of investment securities ..................          5,517           2,266
  Proceeds from the sale of mortgage-backed securities .............          2,493           6,432
  Proceeds from the sale of other assets ...........................            519              25
  Maturities and prepayments of investment securities ..............          4,550          12,184
  Maturities and prepayments of mortgage-backed securities .........          9,828          11,948
  Purchases of investments .........................................         (1,422)        (14,292)
  Purchases of mortgage-backed securities ..........................              -          (4,000)
  (Purchase) sale of FHLB stock ....................................           (456)            365
  Capital expenditures for premises and equipment ..................           (190)         (2,906)
                                                                       ------------    ------------
        Net cash provided by investment activities .................          7,034           9,660

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits ..............................         (2,359)         28,255
  Exercise of options ..............................................             95               -
  Dividends paid to stockholders ...................................           (978)         (1,054)
  Repurchase of common stock .......................................         (2,502)        (15,241)
  Net increase (decrease) in borrowed money ........................          9,844          (7,244)
  Increase in advances from borrowers for insurance and taxes ......            382             513
                                                                       ------------    ------------
        Net cash provided by financing activities ..................          4,482           5,229

Net decrease in cash and cash equivalents ..........................         13,528          17,916

Cash and cash equivalents at beginning of period ...................         11,590           8,214
                                                                       ------------    ------------
Cash and cash equivalents at end of period .........................   $     25,118    $     26,130
                                                                       ============    ============

See accompanying notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     In management's opinion, the accompanying consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three- and six-month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. Results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

     CRITICAL ACCOUNTING POLICIES

     The accounting and financial policies of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry. We consider accounting policies that require significant judgment and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations. Based on the size of the item or significance of the estimate, the allowance for loan losses is considered critical to our financial results. The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses. Management's determination of the adequacy of the allowance is based on quarterly evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss for each type of loan and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of the collateral.

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

STOCK OPTION EXPENSE DISCLOSURE

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company has adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. As such, no stock-based employee compensation cost is reflected in net income for the Company's stock option plans. Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented in the following table.

                                                                    Three months ended               Six months ended
                                                                           June 30,                      June 30,
                                                               -----------------------------   -----------------------------
                                                                    2005            2004            2005            2004
                                                               -------------   -------------   -------------   -------------
Net income (in thousands):
         As reported                                           $         901   $         948   $       1,803   $       1,909
    Deduct: Total stock-based employee
            compensation cost determined under
            the fair value method, net of tax                             19              16              38              28
                                                               -------------   -------------   -------------   -------------
         Pro forma                                             $         882   $         932   $       1,765   $       1,881
                                                               -------------   -------------   -------------   -------------

Basic earnings per share:
         As reported                                           $        0.13   $        0.12   $        0.26   $        0.24
         Pro forma                                             $        0.13   $        0.12   $        0.25   $        0.23
Diluted earnings per share:
         As reported                                           $        0.13   $        0.12   $        0.25   $        0.24
         Pro forma                                             $        0.13   $        0.12   $        0.25   $        0.23

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the six-month periods ended June 30, 2005 and 2004: dividend yield of 2.0%, expected volatility of 30%, risk-free investment rate of 3.5%, and expected lives of seven years.

NOTE 2 - USE OF ESTIMATES

     The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - EARNINGS PER SHARE

     Earnings per share has been determined under the provisions of SFAS No. 128, Earnings Per Share. The only potential stock of the Company, as defined in SFAS No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the six months ended June 30, 2005 and 2004 (dollars in thousands, except per share data):

                                                                    Three months ended               Six months ended
                                                                           June 30,                      June 30,
                                                               -----------------------------   -----------------------------
                                                                    2005            2004            2005            2004
                                                               -------------   -------------   -------------   -------------
Net income .................................................   $         901   $         948   $       1,803   $       1,909

Weighted average outstanding shares ........................       6,969,151       7,780,751       7,026,493       8,024,668

Dilutive effect of stock options ...........................          60,079         110,884          89,156          93,068
                                                               -------------   -------------   -------------   -------------
Weighted average diluted shares ............................       7,029,230       7,891,635       7,115,649       8,117,736

Diluted earnings per share .................................   $        0.13   $        0.12   $        0.25   $        0.24

NOTE 4 - PROPOSED ACQUISITION OF TRINITY BANK

     On May 25, 2005, the Company announced the signing of a definitive agreement for the merger of Trinity Bank ("Trinity") into Citizens South Bank. Trinity is headquartered in Monroe, North Carolina, and has three offices located in Union County, North Carolina, which has the fastest population growth of any county in North Carolina. As of June 30, 2005, Trinity had total assets of approximately $163 million, total loans of $116 million, total deposits of $129 million and total equity of $14 million. The combined bank will have 14 full-service locations and one loan production office, and will rank 8th in the Charlotte Metropolitan Statistical Area in deposit market share.

     Under the terms of the merger agreement, the Company will issue a combination of common stock and cash for the outstanding common shares of Trinity Bank. Trinity shareholders will be given the option of receiving 1.3931 shares of Citizens South common stock for each share of Trinity common stock, $18.25 in cash for each share of Trinity common stock, or a mixture of stock and cash for each Trinity share, such that 50% of the shares of Trinity common stock will be exchanged for Citizens South common stock. Based on the merger consideration of $18.25 per share, the total transaction value is approximately $35.5 million. The transaction price represents 255% of Trinity's book value as of March 31, 2005. This transaction, which is subject to regulatory approval and Trinity shareholder approval, is expected to close in the fourth quarter 2005. Additional information regarding this transaction may be obtained by reviewing the Registration Statement that the Company filed with the Securities and Exchange Commission on August 1, 2005.

NOTE 5 - DIVIDEND DECLARATION

     On July 18, 2005, the Board of Directors of the Company approved and declared a regular cash dividend of seven cents per share of common stock to stockholders of record as of August 1, 2005, and payable on August 15, 2005.

NOTE 6 - STOCK REPURCHASE PROGRAMS

     On February 28, 2005, the Board of Directors of the Company authorized the repurchase of up to 370,000 shares, or approximately 5%, of the Company's then-outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. As of June 30, 2005, management had repurchased a total of 95,600 shares at an average price of $13.43 per share and had 274,400 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

NOTE 7 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share Based Payment which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. As a result of a recent SEC ruling, this Statement is now effective for the beginning of the first annual reporting period that begins after June 15, 2005. SFAS No. 123 (revised) will be adopted by the Company beginning with the first quarter ending March 31, 2006. Based on the unvested options outstanding at June 30, 2005, the Company anticipates that the adoption of SFAS 123 (revised) will result in additional compensation expense of approximately $140,000 during 2006.

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

COMPARISON OF FINANCIAL CONDITION

     Assets. Total assets of the Company increased by $5.9 million, or 1.2%, from $509.0 million as of December 31, 2004, to $514.9 million as of June 30, 2005. Loans receivable increased by $14.0 million, or 4.4%, to $331.2 million at June 30, 2005. This loan growth was primarily caused by a $12.7 million, or 8.6%, increase in the commercial real estate portfolio to $161.3 million. Commercial business loans increased by $2.5 million, or 17.9%, during the period to $16.5 million. A large portion of the growth in our commercial real estate and commercial business loan portfolios was attributable to the opening of a new loan production office in Cornelius, North Carolina, which was opened during the fourth quarter of 2004, and the hiring of several experienced commercial bankers over the past six months to assist the Company in meeting its loan growth objectives. The Company's consumer and mortgage loan portfolios were relatively flat during the period, with consumer loans totaling $61.9 million at June 30, 2005, and residential loans totaling $91.4 million on the same date. Prepayments on residential loans have slowed down, allowing new originations to offset prepayments and normal amortization of the residential portfolio. Moderate growth in the residential portfolio is expected due to the increased demand for adjustable-rate mortgage loans and an expanded product offering for our residential portfolio. Consumer loan pricing has become increasingly competitive. However, we have been able to maintain our existing portfolio. Modest growth is expected in our consumer loan portfolio for the remainder of the year due, in part, to the expected opening of our twelfth full-service office in Belmont, North Carolina, in the fourth quarter of 2005.

     Management will seek to continue to grow the loan portfolio in a safe and sound manner with an emphasis on adjustable-rate loans and shorter-term fixed rate loans. As of June 30, 2005, $186.9 million, or 57.2% of the Company's loan portfolio, was scheduled to reprice in July 2005. This sensitivity to rising interest rates has been a driving factor in the Company's margin expansion over the past several quarters as the prime interest rate has steadily increased from a low of 4.0% to 6.25% at June 30, 2005.

     Cash and cash equivalents increased by $13.5 million, or 116.7%, from $11.6 million at December 31, 2004, to $25.1 million at June 30, 2005. This increase was largely due to a $9.8 million increase in borrowed money. These funds will primarily be used to fund loan growth and repurchase the common stock of the Company. Also during the six-month period, mortgage-backed securities decreased $12.5 million, or 15.4%, to $68.6 million and investment securities decreased by $8.7 million, or 16.6%, to $43.7 million. These decreases were largely due to the sale of $2.5 million in mortgage-backed securities, maturities and prepayments of $9.8 million in mortgage-backed securities, sales of $5.5 million of investment securities, and maturities of $4.6 million in investment securities during the period. The cash flows generated from these mortgage-backed and investment securities were primarily used to fund loan growth and repurchase stock during the six-month period. Management expects the investment and mortgage-backed securities portfolios to continue to decrease as a percentage of total assets as the cash flows generated from these investments are reinvested into the loan portfolio and used to repurchase stock.

     Other real estate owned, which consists of three residential properties acquired by the Bank through foreclosure, decreased by 58.8% from $806,000 at December 31, 2004, to $332,000 at June 30, 2005. This decrease was due to the sale of twelve residential properties during the first half of 2005 for $464,000. Management will continue to aggressively market these properties for a timely disposition. All foreclosed properties are located in the Company's primary lending area.

     Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management's periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower's financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of June 30, 2005, the allowance for loan losses was $3.3 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

                                                                    AT AND FOR THE THREE               AT AND FOR THE SIX
                                                                    MONTHS ENDED JUNE 30,             MONTHS ENDED JUNE 30,
                                                               ------------------------------    ------------------------------
                                                                   2005              2004            2005             2004
                                                               -------------    -------------    -------------    -------------
                                                                   (dollars in thousands)            (dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning of period ........................................   $       3,184    $       2,998    $       3,029    $       2,969
Add:
    Provision for loan losses ..............................             120               30              270               60
    Recoveries .............................................               2                0                7                1
Less:
    Charge-offs ............................................              35              126               35              128
                                                               -------------    -------------    -------------    -------------
End of period ..............................................   $       3,271    $       2,902    $       3,271    $       2,902

Nonaccrual loans ...........................................   $       1,413    $         928    $       1,413    $         928
Real estate owned ..........................................             332               79              332               79
                                                               -------------    -------------    -------------    -------------
Nonperforming assets .......................................   $       1,745    $       1,007    $       1,745    $       1,007

 Allowance for loan losses as a
     percentage of total loans .............................            0.99%            0.97%            0.99%            0.97%

Nonperforming loans to
     total loans ...........................................            0.43%            0.31%            0.43%            0.31%

Nonperforming assets to
      total assets .........................................            0.34%            0.20%            0.34%            0.20%

     Liabilities. Total liabilities increased by $7.4 million, or 1.7%, from $436.6 million as of December 31, 2004, to $444.0 million as of June 30, 2005. This increase was primarily due to a $9.8 million, or 17.7%, increase in borrowed money, the effects of which were partly offset by a $2.3 million, or 0.6%, decrease in total deposits. Demand deposit accounts (checking accounts) increased by $2.2 million, or 4.2%, during the six-month period to $54.9 million. This was primarily due to a continued emphasis on increasing the Company's number of retail and business checking account customers. The decrease in other deposits was largely due to the loss of price sensitive customers as a result of aggressive pricing from competitors. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market. Also, during the six-month period, the Company increased its outstanding borrowed funds by $9.8 million. This increase was primarily due to the addition of two $5.0 million adjustable rate Federal Home Loan Bank advances. These funds were primarily used to fund loan growth and to repurchase common stock during the period.

     Stockholders' Equity. Total stockholders' equity decreased by $1.5 million, or 2.1%, from $72.4 million as of December 31, 2004, to $70.9 million as of June 30, 2005. The decrease in stockholders' equity was primarily due to the repurchase of 184,600 shares of common stock for $2.5 million, at an average cost of $13.56 per share. In February 2005, the Board of Directors authorized the repurchase of up to 370,000 shares, or approximately 5%, of the outstanding shares of common stock. As of June 30, 2005, management had repurchased a total of 95,600 shares under the current program at an average price of $13.43 per share and had 274,400 shares remaining to be repurchased. Management will consider repurchasing additional shares of common stock of the Company at prices that management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. In addition, the Company paid cash dividends totaling $978,000 during the six-month period, representing $0.14 per share. These decreases in equity were partially offset by a $168,000 decrease in unrealized losses on available for sale securities and $1.8 million in earnings during the six-month period.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

     General. Net income for the three months ended June 30, 2005, amounted to $901,000, or $0.13 per diluted share, as compared to $948,000, or $0.12 per diluted share, for the three months ended June 30, 2004. This represents an 8.3% increase in diluted earnings per share.

     Net interest income. Net interest income increased by $581,000, or 18.8%, to $3.7 million for the three months ended June 30, 2005. Interest income increased by $1.1 million, or 22.7%, primarily as a result of an $8.6 million, or 1.9%, increase in the average outstanding balance of interest-earning assets to $454.6 million for the three months ended June 30, 2005. The increase in average interest-earning assets was primarily the result of a $31.0 million, or 10.5%, increase in average outstanding loans to $324.8 million, the effects of which were partially offset by a $21.0 million, or 13.8%, decrease in interest-earning bank balances, investment securities and mortgage-backed securities. In addition, the Company's average yield on earning assets increased by 88 basis points, or 19.3%, to 5.43% for the quarter ended June 30, 2005. Interest expense increased by $552,000, or 28.9%, for the comparable quarters. This increase in interest expense was due to a 46 basis point, or 23.8%, increase in the average cost of funds to 2.39%. In addition, the Company experienced a $17.1 million, or 4.3%, increase in the average balance of interest-bearing liabilities to $412.6 million. Average interest-bearing liabilities increased primarily as a result of a $14.9 million, or 12.3%, increase in average core deposits (checking accounts, savings accounts and money market accounts), coupled with an $8.9 million, or 17.2%, increase in average borrowed money. The net interest margin improved 45 basis points, or 16.2%, to 3.23% for the quarter ended June 30, 2005, compared to 2.78% for the quarter ended June 30, 2004. This increase in the net interest margin was primarily the result of increased yields on prime-based consumer and commercial loans due to nine 25 basis point increases in the prime-lending rate since June 30, 2004. Approximately 57% of the Company's loans have interest rates that are tied to short-term rate indices such as the prime-lending rate.

     Provision for loan losses. The provision for loan losses amounted to $120,000 for the three months ended June 30, 2005, compared to $30,000 for the three months ended June 30, 2004. The increase in the provision for loan losses was primarily attributable to the continuing growth in the commercial real estate portfolio. The allowance for loan losses was $3.3 million, or 0.99% of total loans, as of June 30, 2005, compared to $2.9 million, or 0.97% of total loans, as of June 30, 2004. While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, in addition to residential mortgage loans, the Company's ratio of nonperforming loans to total loans remains below our peer group average, at 0.43% of total loans on June 30, 2005, compared to 0.31% of total loans on June 30, 2004. A substantial portion of the Company's nonperforming loans at June 30, 2005, were secured by real estate.

     Noninterest income. Noninterest income decreased by $39,000, or 3.3%, to $1.1 million for the three months ended June 30, 2005, as compared to $1.2 million for the three months ended June 30, 2004. This decrease was primarily due to a $173,000, or 96.1%, decrease in gains on sale of assets and a $58,000, or 31.4%, decrease in fees generated from mortgage banking and other lending activities. Mortgage banking fees decreased due to a lower level of mortgage loan originations resulting from higher interest rates. These decreases were partially offset by a $58,000, or 10.5%, increase in fee income on deposit accounts, a $115,000 increase in the fair value of deferred compensation assets, and a $20,000, or 90.9%, increase in dividends on Federal Home Loan Bank ("FHLB") stock. Fee income on deposit accounts increased due to higher charges generated by transaction accounts. Management expects that fee income from overdrawn checking accounts will be flat or decline slightly throughout the remainder of the year. However, the effects of this possible decrease should be partially offset by a growth in service charges arising from an increasing number of transaction accounts. Dividends on FHLB stock were higher due to an increase in the number of shares owned coupled with an increase in the dividend rate.

     During the quarter ended June 30, 2005, the Company recognized a gain of $7,000 on the sale of assets. These gains were generated from the sale of $554,000 in mortgage-backed securities. During the quarter ended June 30, 2004, the Company recognized a gain of $180,000 from the sale of $1.0 million in investment securities and a parcel of real estate owned.

     Noninterest expense. Noninterest expense increased by $519,000, or 18.1%, to $3.4 million for the quarter ended June 30, 2005. The Company experienced increases in compensation and benefits, office occupancy and equipment, professional services, and other expenses. Compensation and benefits increased by $131,000, or 8.5%, and occupancy and equipment expense increased by $96,000, or 24.0%, due in part to the expenses associated with operating a new loan production office and a new Hispanic banking operation. The Company plans to open its twelfth full-service office in Belmont, North Carolina, in the fourth quarter of 2005. The Company experienced a $35,000, or 28.0% increase, in professional services, primarily as a result of obtaining outside professionals to provide assistance in complying with a number of new regulations and laws. Other expense increased $162,000, or 24.9%, due in part to the upgrading of the Company's technological capabilities in the areas of online banking, cash management, document imaging, and core processing. These improvements in the Company's infrastructure should enable the Company to pursue additional growth both internally through offering improved products and services and externally through acquisitions in order to enhance the franchise value of the Company. The Company also experienced a $115,000 increase in the fair value adjustment of deferred compensation assets. This expense is offset by a corresponding increase in noninterest income. These increases in noninterest expense were partially offset by a $20,000, or 19.2%, decrease in the amortization of intangible assets and an $11,000 decrease in vesting expense for the Recognition and Retention Plan.

     Losses on the sale of assets amounted to $11,000 for the quarter ended June 30, 2005. These losses were primarily attributable to the $5,000 loss on the sale of $375,000 in investment securities and a loss of $6,000 from the sale of one foreclosed residential property. For the quarter ended June 30, 2004, the Company recognized no losses from the sale of assets.

     Income taxes. Income taxes amounted to $389,000, or 30.2% of taxable income, for the quarter ended June 30, 2005, as compared to $409,000, or 30.1% of taxable income, for the quarter ended June 30, 2004. The decrease in income tax expense during the first quarter of 2005 was primarily due to a $67,000 decrease in net income before taxes. The effective tax rate was fairly flat between the two periods. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. These tax-advantaged sources include investments such as municipal securities and bank-owned life insurance. As the Company continues to increase the amount of income derived from interest income on loans and fee income on deposits, the effective tax rate is expected to increase.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

     General. Net income for the six months ended June 30, 2005, amounted to $1.8 million, or $0.25 per diluted share, as compared to $1.9 million, or $0.24 per diluted share, for the six months ended June 30, 2004. This represents an increase of 4.2% in diluted earnings per share.

     Net interest income. Net interest income increased by $912,000, or 14.3%, to $7.3 million for the six months ended June 30, 2005. Interest income increased by $1.8 million, or 17.4%, primarily as a result of a 70 basis point, or 15.1%, increase in the average yield on earning assets to 5.35%. The increase in yield was primarily due to a series of nine 25 basis point increases in the prime lending rate during the past twelve months. In addition, the average outstanding balance of interest earning assets increased by $8.0 million, or 1.8%, to $450.8 million. The increase in average interest-earning assets was primarily the result of a $26.4 million, or 8.9%, increase in average outstanding loans to $321.3 million, the effects of which were partially offset by a $17.1 million, or 11.5%, decrease in interest-earning bank balances, investment securities, and mortgage-backed securities. During the comparable periods, interest expense increased by $853,000, or 22.6%, to $4.6 million for the six-month period ended June 30, 2005. This increase in interest expense was due to a 33 basis point, or 16.9%, increase in the average cost of funds to 2.28%. In addition, the average balance of interest-bearing liabilities increased by $20.8 million, or 5.3%, to $410.1 million. Average interest-bearing liabilities increased primarily as a result of a $17.2 million, or 14.4%, increase in average core deposits (checking accounts, savings accounts and money market accounts) coupled with a $6.7 million, or 13.0%, increase in average borrowed money. The net interest margin was 3.26% for the six months ended June 30, 2005, compared to 2.91% for the six months ended June 30, 2004. This 35 basis point improvement in the net interest margin was primarily due to the nine 25 basis point increases in the prime lending rate over the past twelve months. As of June 30, 2005, approximately 57% of the Company's loans were tied to short-term indices such as the prime-lending rate.

     Provision for loan losses. The provision for loan losses amounted to $270,000 for the six months ended June 30, 2005, compared to $60,000 for the six months ended June 30, 2004. The allowance for loan losses was $3.3 million, or 0.99% of total loans, as of June 30, 2005, compared to $2.9 million, or 0.97% as of June 30, 2004. The increase in the provision for loan losses was primarily attributable to the increase in outstanding loans during the respective periods ($14.0 million increase in outstanding loans during the six-month period ended June 30, 2005, compared to a $2.0 million increase during the six-month period ended June 30, 2004). While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, in addition to residential mortgage loans, the Company's ratio of nonperforming loans to total loans remains below our peer group average, at 0.43% of total loans on June 30, 2005, compared to 0.31% of total loans on June 30, 2004. A substantial portion of the Company's nonperforming loans at June 30, 2005, were secured by real estate.

     Noninterest income. Noninterest income decreased by $336,000, or 13.4%, to $2.2 million for the six months ended June 30, 2005. This decrease was primarily due to a $332,000 decrease in gains on sale of assets. The Company also experienced a $39,000, or 14.0%, decrease in fee income from mortgage brokerage and other lending activities resulting from decreased levels of residential loan originations. Management expects that the level of residential loan originations in 2005 will continue to be less than the 2004 level. Also, during the period, fee income on deposit accounts decreased by $28,000, or 2.4%, due to a reduced level of fees collected on overdrawn accounts. Management expects that fee income from overdrawn checking accounts will be flat or decline slightly throughout the remainder of the year. However, the effects of this possible decrease should be partially offset by a growth in service charges arising from an increasing number of transaction accounts. These decreases were partially offset by a $32,000, or 69.6%, increase dividends on FHLB stock and a $35,000, or 7.0%, increase in other noninterest income. Dividends on FHLB stock were higher due to an increase in the number of shares owned and an increase in the dividend rate while other noninterest income increased primarily as a result of increased commissions from the sale of financial products.

     During the six months ended June 30, 2005, the Company recognized a gain of $138,000 on the sale of $5.5 million in investment securities, $2.5 million in mortgage-backed securities, several parcels of residential foreclosed properties, and other miscellaneous fixed assets. During the six months ended June 30, 2004, the Company recognized a gain of $470,000 resulting from the sale of $2.3 million in investment securities and $6.4 million in mortgage-backed securities.

     Noninterest expense. Noninterest expense increased $537,000, or 8.8%, to $6.6 million for the six months ended June 30, 2005. This increase was partly due to a $170,000, or 5.5%, increase in compensation and benefits and a $199,000, or 25.4%, increase in occupancy and equipment as a result of opening a new loan production office and a Hispanic banking operation. The Company also experienced a $75,000, or 31.8% increase, in professional services, primarily as a result of obtaining outside professionals to provide assistance in complying with a number of new regulations and laws. Other expense increased $200,000, or 13.7%, due in part to the upgrading of the Company's technological capabilities in the areas of online banking, cash management, document imaging, and core processing. These improvements in the Company's infrastructure should enable the Company to pursue additional growth both internally through offering improved products and services and externally through acquisitions in order to enhance the franchise value of the Company. These increases were offset, in part, by a $128,000, or 47.9%, decrease in vesting expense for the Recognition and Retention Plan and a $50,000, or 22.6%, decrease in the amortization of intangible assets.

     Losses on the sale of assets amounted to $75,000 for the six months ended June 30, 2005, resulting from the sale of several foreclosed properties. For the six months ended June 30, 2004, the Company did not recognize any losses from the sale of assets.

     Income taxes. Income taxes amounted to $766,000, or 29.8% of taxable income, for the six months ended June 30, 2005, as compared to $831,000, or 30.3% of taxable income, for the six months ended June 30, 2004. This decrease in income taxes was primarily due to a $171,000 decrease in net income before taxes. The effective tax rate was fairly flat between the two periods. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. These tax-advantaged sources include investments such as municipal securities and bank-owned life insurance. As the Company continues to increase the amount of income derived from interest income on loans and fee income on deposits, the effective tax rate is expected to increase.

LIQUIDITY, MARKET RISK, AND CAPITAL RESOURCES

     The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits and Federal Home Loan Bank of Atlanta ("FHLB") advances. The Company has $15.5 million in additional advances available from its line of credit from the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, the Company is required to own capital stock in the FHLB and it is authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company may also solicit brokered deposits for providing funds for asset growth; however, to date, the Company has not used such deposits to supplement its liquidity position. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.

     In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could effect the Company's liquidity position. At June 30, 2005, the Company had loan commitments of $18.7 million, unused lines of credit of $65.0 million, and undisbursed construction loan proceeds of $5.9 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

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

     The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of June 30, 2005, Citizens South Bank's capital exceeded all applicable regulatory requirements. Citizens South Bank's Tier I capital was $60.0 million, or 11.8% of adjusted total assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three-month period ended June 30, 2005, the Company did not repurchase any common stock.

            TOTAL
          NUMBER OF     AVERAGE       TOTAL NUMBER OF SHARES       MAXIMUM NUMBER OF SHARES
            SHARES     PRICE PAID    PURCHASED AS PART OF THE     THAT MAY BE PURCHASED UNDER
2005      PURCHASED    PER SHARE     CURRENT REPURCHASE PLAN       CURRENT REPURCHASE PLAN
------   -----------   ----------   --------------------------   ----------------------------

April              0   $     0.00                            0                        274,400
May                0   $     0.00                            0                        274,400
June               0   $     0.00                            0                        274,400
Total              0   $     0.00                       95,600                        274,400

     On February 28, 2005, the Board of Directors of the Company authorized the repurchase of up to 370,000 shares, or approximately 5%, of the Company's outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. As of June 30, 2005, management had repurchased a total of 95,600 shares at an average price of $13.43 per share and had 274,400 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following proposals were considered and acted upon at the Annual Meeting of Stockholders of the Company held on May 9, 2005:

Proposal 1: To consider the election of two Directors to the Board of Directors.

    James J. Fuller            For     6,019,190              Withheld  62,485
    Charles D. Massey          For     6,019,404              Withheld  62,271

Proposal 2: To consider the ratification of the appointment of Cherry, Bekaert, & Holland, L.L.P. as independent registered public accountants for the Company for the fiscal year ending December 31, 2005.

    For   6,002,591            Against   72,617               Abstain    6,467

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

                                  CITIZENS SOUTH BANKING CORPORATION

Date: August 9, 2005              By:   /s/ Kim S. Price
                                        ----------------------------------------
                                        Kim S. Price
                                        President and Chief Executive Officer

Date: August 9, 2005              By:   /s/ Gary F. Hoskins
                                       -----------------------------------------
                                       Gary F. Hoskins
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer