Form 10-Q
period 2005-09-30
CITIZENS SOUTH BANKING CORP
filed 2005-11-09
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Commission File Number 0-23971

Citizens South Banking Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-2069979

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

519 South New Hope Road, Gastonia, North Carolina 28054-4040

(Address of principal executive offices)

Registrant’s telephone number, including area code: (704) 868-5200

          Indicate by check ☒ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒     No    ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes    ☒     No    ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐     No    ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value
8,495,264 shares outstanding as of November 8, 2005

Citizens South Banking Corporation

PART I.          FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Citizens South Banking Corporation
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004

	(unaudited)
Assets:
Cash and due from banks	$7,298	$5,800
Interest-earning bank balances	13,632	5,790

Cash and cash equivalents	20,930	11,590
Investment securities available-for-sale, at fair value	45,241	52,407
Mortgage-backed and related securities available-for-sale, at fair value	61,159	81,169
Loans receivable, net of unearned income	344,775	317,156
Allowance for loan losses	(3,369)	(3,029)

Loans, net	341,406	314,127
Real estate owned	655	806
Accrued interest receivable	1,813	1,662
Premises and equipment, net	17,124	17,363
Federal Home Loan Bank stock	3,827	3,461
Cash value of bank-owned life insurance policies	13,312	12,885
Intangible assets	7,310	7,560
Other assets	6,165	5,931

Total assets	$518,942	$508,961

Liabilities and Stockholders’ Equity:
Demand deposit accounts	$57,871	$52,684
Money market deposit accounts	70,637	77,924
Savings accounts	24,201	29,174
Time deposits	220,521	214,962

Total deposits	373,230	374,744
Borrowed money	69,273	55,772
Deferred compensation	5,376	5,850
Other liabilities	536	201

Total liabilities	448,415	436,567
Common stock, $0.01 par value, 20,000,000 shares authorized, 9,062,727 shares issued at September 30, 2005 and December 31, 2004	91	91
Additional paid-in-capital	68,381	68,381
Unallocated common stock held by Employee Stock Ownership Plan	(1,659)	(1,796)
Unearned compensation related to Recognition and Retention Plan	(1,489)	(1,698)
Retained earnings, substantially restricted	31,054	29,765
Accumulated unrealized loss on securities available-for-sale, net of tax	(959)	(419)
Treasury stock of 1,839,012 shares at September 30, 2005, and 1,630,683 shares at December 31, 2004, at cost	(24,892)	(21,930)

Total stockholders’ equity	70,527	72,394

Total liabilities and stockholders’ equity	$518,942	$508,961

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Interest Income:
Loans	$5,368	$4,044	$14,960	$11,752
Investment securities	387	490	1,157	1,447
Interest-bearing deposits	107	47	261	113
Mortgage-backed and related securities	621	737	2,034	2,156

Total interest income	6,483	5,318	18,412	15,468
Interest Expense:
Deposits	2,220	1,591	5,862	4,478
Borrowed funds	554	467	1,547	1,362

Total interest expense	2,774	2,058	7,409	5,840

Net interest income	3,709	3,260	11,003	9,628
Provision for loan losses	140	60	410	120

Net interest income after provision for loan losses	3,569	3,200	10,593	9,508
Noninterest Income:
Fee income on deposit accounts	634	644	1,789	1,800
Income on mortgage banking and other lending activities	159	140	400	427
Dividends on FHLB stock	30	24	109	69
Gain on sale of assets	40	13	178	483
Fair value adjustment on deferred compensation assets	26	46	57	80
Other noninterest income	227	209	757	708

Total noninterest income	1,116	1,076	3,290	3,567
Noninterest Expense:
Compensation and benefits	1,635	1,504	4,901	4,507
Vesting expense for Recognition and Retention Plan	70	0	210	355
Fair value adjustment on deferred compensation obligations	26	46	57	80
Occupancy and equipment expense	486	510	1,466	1,286
Professional services	132	136	443	392
Amortization of intangible assets	78	104	249	320
Loss on sale of assets	21	23	96	23
Other noninterest expense	855	941	2,510	2,361

Total noninterest expense	3,303	3,264	9,932	9,324
Income before income taxes	1,382	1,012	3,951	3,751
Provision for income taxes	418	242	1,184	1,072

Net income	$964	$770	$2,767	$2,679

Basic earnings per share	$0.14	$0.11	$0.40	$0.35
Diluted earnings per share	$0.14	$0.11	$0.39	$0.34
Basic average common shares outstanding	6,968,691	7,213,577	7,007,014	7,755,483
Diluted average common shares outstanding	7,061,656	7,323,021	7,097,439	7,854,010

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,

	2005	2004

Net income	$2,767	$2,679
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during period	(529)	(109)
Reclassification adjustment for gains (losses) included in net income	(11)	(290)

Other comprehensive income (losses)	(540)	(399)

Comprehensive income	$2,227	$2,280

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,

	2005	2004

Common stock:
At beginning of period	$91	$91
Issuance of common stock	—	—

At end of period	91	91

Additional paid-in-capital:
At beginning of period	68,381	68,280
Issuance of common stock	—	—

At end of period	68,381	68,280

Unallocated common stock held by ESOP:
At beginning of period	(1,796)	(1,979)
Allocation from shares purchased with loan from ESOP	137	137

At end of period	(1,659)	(1,842)

Unearned compensation related to Recognition and Retention Plan:
At beginning of period	(1,698)	(1,979)
Vesting of shares for plan	209	267

At end of period	(1,489)	(1,712)

Retained earnings, substantially restricted:
At beginning of period	29,765	28,823
Net income	2,767	2,679
Cash dividends declared on common stock	(1,478)	(1,535)

At end of period	31,054	29,967

Accumulated unrealized gain on securities available for sale, net of tax:
At beginning of period	(419)	(40)
Other comprehensive results, net of tax	(540)	(399)

At end of period	(959)	(439)

Treasury stock:
At beginning of period	(21,930)	(5,528)
Exercise of options	141	—
Repurchase of common stock	(3,103)	(16,147)

At end of period	(24,892)	(21,675)

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income	$2,767	$2,679
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	410	120
Depreciation	883	743
Net gain on sale of investments, available for sale	(17)	(454)
Net gain on sale of other assets	(65)	(6)
Deferred loan origination fees	(239)	(36)
Allocation of shares to the ESOP	137	137
Vesting of shares for the Recognition and Retention Plan	209	267
(Increase) decrease in accrued interest receivable	(151)	329
Amortization of intangible assets	249	320
(Increase) decrease in other assets	(586)	477
Decrease in other liabilities	(452)	(380)

Net cash provided by operating activities	3,145	4,196
Cash flows from investing activities:
Net increase in loans receivable	(27,450)	(13,522)
Proceeds from the sale of investment securities	5,554	2,266
Proceeds from the sale of mortgage-backed securities	4,058	6,432
Proceeds from the sale of other assets	592	91
Maturities and prepayments of investment securities	4,321	17,914
Maturities and prepayments of mortgage-backed securities	15,293	17,751
Purchases of investments	(2,920)	(20,298)
Purchases of mortgage-backed securities	—	(21,330)
(Purchase) sale of FHLB stock	(366)	15
Capital expenditures for premises and equipment	(747)	(3,513)

Net cash provided by investment activities	(1,665)	(14,194)
Cash flows from financing activities:
Net increase (decrease) in deposits	(1,514)	29,158
Exercise of options	141	—
Dividends paid to stockholders	(1,478)	(1,535)
Repurchase of common stock	(3,103)	(16,147)
Net increase (decrease) in borrowed money	13,501	(3,162)
Increase in advances from borrowers for insurance and taxes	313	417

Net cash provided by financing activities	7,860	8,731
Net decrease in cash and cash equivalents	9,340	(1,267)
Cash and cash equivalents at beginning of period	11,590	8,214

Cash and cash equivalents at end of period	$20,930	$6,947

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

          In management’s opinion, the accompanying consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three- and nine-month periods ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.  Results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

          The consolidated financial statements include the accounts of Citizens South Banking Corporation (the “Company”) and the Company’s wholly owned subsidiary, Citizens South Bank (the “Bank”).

          The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the consolidated financial statements of the Company as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002, filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

          Critical Accounting Policies

          The accounting and financial policies of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry.  We consider accounting policies that require significant judgment and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations.  Based on the size of the item or significance of the estimate, the allowance for loan losses is considered critical to our financial results. The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses.  Management’s determination of the adequacy of the allowance is based on quarterly evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective, as it requires an estimate of the loss for each type of loan and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of the collateral.

          Management has established a systematic method for periodically evaluating the credit quality of the loan portfolio in order to establish an allowance for loan losses.  The methodology is set forth in a formal policy and includes a review of all loans in the portfolio on which full collectibility may or may not be reasonably assured.  The loan review considers among other matters, the estimated fair value of the collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Specific allowances are established for certain individual loans that management considers impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis.  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral.  We increase our allowance for loan losses by charging provisions for loan losses against our current period income.  Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Stock Option Expense Disclosure

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, the Company has adopted the disclosure–only option and elected to apply the provisions of APB No. 25 for financial statement purposes. As such, no stock-based employee compensation cost is reflected in net income for the Company’s stock option plans.  Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented in the following table.

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Net income (in thousands):
As reported	$964	$770	$2,767	$2,679
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	(19)	(2)	(57)	(19)

Pro forma	$945	$768	$2,710	$2,660

Basic earnings per share:
As reported	$0.14	$0.11	$0.40	$0.35
Pro forma	$0.14	$0.11	$0.39	$0.34
Diluted earnings per share:
As reported	$0.14	$0.11	$0.39	$0.34
Pro forma	$0.13	$0.10	$0.38	$0.34

          The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three- and nine-month periods ended September 30, 2005 and 2004: dividend yield of 2.0%, expected volatility of 30%, risk-free investment rate of 3.5%, and expected lives of seven years.

Note 2 – Use of Estimates

          The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 3 – Earnings per Share

          Earnings per share has been determined under the provisions of SFAS No. 128, Earnings Per Share. The only potential stock of the Company, as defined in SFAS No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the nine months ended September 30, 2005 and 2004 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income	$964	$770	$2,767	$2,679
Weighted average outstanding shares	6,968,691	7,213,577	7,007,014	7,755,483
Dilutive effect of stock options	92,965	109,444	90,425	98,527

Weighted average diluted shares	7,061,656	7,323,021	7,097,439	7,854,010
Diluted earnings per share	$0.14	$0.11	$0.39	$0.34

Note 4 – Acquisition of Trinity Bank

          On October 31, 2005, the Company consummated the merger of Trinity Bank (“Trinity”) into Citizens South Bank.  As of September 30, 2005, Trinity had total assets of $164 million, total loans of $115 million, total deposits of $134 million and total equity of $14 million.  This transaction was consummated on October 31, 2005. The combined bank has 14 full-service locations and one loan production office, and ranks 8th in the Charlotte Metropolitan Statistical Area in deposit market share.

          Under the terms of the merger agreement, the Company issued a combination of shares of common stock and cash for the outstanding common shares of Trinity Bank.  Trinity shareholders were given the option of receiving 1.3931 shares of Citizens South common stock for each share of Trinity common stock, $18.25 in cash for each share of Trinity common stock, or a mixture of stock and cash for each Trinity share, such that 50% of the shares of Trinity common stock would be exchanged for shares of Citizens South common stock.  On October 31, 2005, Trinity shareholders received merger consideration of approximately 1,280,249 shares of common stock of the Company (subject to payment of cash in lieu of fractional shares) and approximately $16.8 million in cash (including cash paid in lieu of fractional shares), resulting in a total transaction value of approximately $35.5 million.  The transaction price represented approximately 255% of Trinity’s book value as of September 30, 2005.  Additional information regarding this transaction may be obtained by reviewing the Registration Statement that the Company filed with the Securities and Exchange Commission on August 1, 2005 and amended on September 14, 2005.

          In order to provide financing for the cash portion of the Trinity acquisition, on October 28, 2005, the Company completed a private placement of an aggregate amount of $15.0 million in trust preferred securities, liquidation amount of $1,000 per security (the “Preferred Securities”), through a newly formed Delaware statutory trust subsidiary, CSBC Statutory Trust I (the “Trust”).  In connection with the issuance of the Preferred Securities, on October 28, 2005, the Company entered into a Indenture by and between the Company and Wilmington Trust Company, as trustee.  The Preferred Securities mature on December 15, 2035, but may be redeemed beginning December 15, 2010, if the Company exercises its right to redeem the Debentures.  The Preferred Securities require quarterly interest payments to the holders of the Preferred Securities, initially at a fixed rate of 6.095% through December 2010, and thereafter at a variable rate of three-month LIBOR plus 1.57%, reset quarterly.  Additional information regarding the Preferred Securities may be obtained by reviewing the Form 8-K filed with the Securities and Exchange Commission on November 4, 2005.

Note 5 – Dividend Declaration

          On October 17, 2005, the Board of Directors of the Company approved and declared a regular cash dividend of seven cents ($0.07) per share of common stock to stockholders of record as of November 1, 2005, and payable on November 15, 2005.

Note 6 – Stock Repurchase Programs

          On February 28, 2005, the Board of Directors of the Company authorized the repurchase of up to 370,000 shares, or approximately 5%, of the Company’s then-outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of September 30, 2005, management had repurchased a total of 143,900 shares at an average price of $13.10 per share and had 226,100 shares remaining to be repurchased under this plan.  Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Note 7 - Impact of Recently Issued Accounting Standards

          In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  The primary focus of this statement is on accounting for transactions in which an entity obtains employee and director services in exchange for share-based payment transactions.  As a result of a recent SEC ruling, this Statement is now effective for the beginning of the first annual reporting period that begins after September 15, 2005. SFAS No. 123 (revised) will be adopted by the Company beginning with the quarter ending March 31, 2006.  In October 2005, the Board of Directors vested all outstanding options that were issued prior to December 31, 2003 to minimize the expense recognized on stock options upon adoption of SFAS No. 123 (revised).  This action is expected to reduce the additional compensation expense resulting from adopting this accounting pronouncement during the year ended December 31, 2006, from $124,000 to $17,000.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

          From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements provided that the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward looking statements.  Factors that may cause actual results to differ materially from those projected in the forward looking statements include, but are not limited to, general economic conditions that are less favorable than expected, changes in market interest rates that result in reduced interest margins, risks in the loan portfolio, including prepayments, that are greater than expected, legislation or regulatory changes that have a less than favorable impact on the business of the Company are enacted, and competitive pressures increase significantly. Statements included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K, which is incorporated into this discussion by this reference. Forward looking statements speak only as of the date they are made and the Company does not undertake to update forward looking statements to reflect circumstances or events that occur after the date of the forward looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition

          Assets.  Total assets of the Company increased by $9.9 million, or 2.0%, from $509.0 million as of December 31, 2004, to $518.9 million as of September 30, 2005.  Loans receivable increased by $27.6 million, or 8.7%, to $344.8 million at September 30, 2005.  This loan growth was primarily caused by a $24.5 million, or 16.5%, increase in the commercial real estate portfolio to $173.1 million.  Commercial business loans increased by $2.7 million, or 19.2%, during the period to $16.7 million.  A large portion of the growth in the Company’s commercial real estate and commercial business loan portfolios was attributable to the opening of a new loan production office in Cornelius, North Carolina, during the fourth quarter of 2004, and the hiring of several experienced commercial bankers over the past nine months to assist the Company in meeting its loan growth objectives.  In October 2005, the Company announced the hiring of a new commercial banker for the purpose of opening a loan production office in Rock Hill, South Carolina, which is located approximately 20 miles south of Charlotte, North Carolina.  Rock Hill is the largest city in York County and is the fifth largest city in South Carolina. The office is expected to open during the first quarter of 2006.  The Company’s consumer and mortgage loan portfolios were relatively flat during the period, with consumer loans totaling $63.0 million at September 30, 2005, and residential loans totaling $91.8 million on the same date.  Prepayments on residential loans have slowed down, allowing new originations to offset prepayments and normal amortization of the residential portfolio.  Moderate growth in the residential portfolio is expected due to the increased demand for adjustable-rate mortgage loans and an expanded product offering for our residential portfolio.  Consumer loan pricing has become increasingly competitive.  However, the Company has been able to maintain its existing portfolio.  Modest growth is expected in our consumer loan portfolio for the remainder of the calendar year due, in part, to the expected opening of the Company’s fifteenth full-service office to be located in Belmont, North Carolina, in November 2005.

          Management will seek to continue to grow the loan portfolio in a safe and sound manner with an emphasis on adjustable-rate loans and shorter-term fixed rate loans.  As of September 30, 2005, $194.1 million, or 57.2% of the Company’s loan portfolio, was scheduled to reprice in October 2005.  This sensitivity to rising interest rates has been a significant factor in the Company’s margin expansion over the past several quarters as the prime interest rate has steadily increased from a low of 4.0% in mid-2004 to 6.75% at September 30, 2005.

          Cash and cash equivalents increased by $9.3 million, or 80.2%, from $11.6 million at December 31, 2004, to $20.9 million at September 30, 2005.  This increase was largely due to a $13.5 million increase in borrowed money.  A portion of these funds have been used to fund a portion of the acquisition of Trinity Bank (see “Note 4” for additional details) and to continue to fund future loan growth and to repurchase shares of common stock of the Company.  Also during the nine-month period, mortgage-backed securities decreased $20.0 million, or 24.6%, to $61.2 million and investment securities decreased by $7.2 million, or 13.7%, to $45.2 million.  These decreases were largely due to the sale of $4.1 million in mortgage-backed securities, maturities and prepayments of $15.3 million in mortgage-backed securities, sales of $5.6 million of investment securities, and maturities of $4.3 million in investment securities during the period.  The cash flows generated from these mortgage-backed and investment securities were primarily used to fund loan growth and repurchase stock during the nine-month period.   Management expects the investment and mortgage-backed securities portfolios to continue to decrease as a percentage of total assets as the cash flows generated from these investments are reinvested into the loan portfolio and used to repurchase stock.

          Other real estate owned, which consisted of five residential properties acquired by the Bank through foreclosure, decreased by 18.7% from $806,000 at December 31, 2004, to $655,000 at September 30, 2005.  This decrease was due to the sale of various residential properties during the first nine months of 2005.  Management will continue to aggressively market these properties for a timely disposition.  All foreclosed properties are located in the Company’s primary lending area.

          Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses.  This methodology is set forth in a formal policy and considers all loans in the portfolio.  Specific allowances are established for certain individual loans that management considers impaired.  The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility.  The allowance for loan losses is increased by charging provisions for loan losses against income.

As of September 30, 2005, the allowance for loan losses was $3.4 million.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

	At and For the Three Months Ended September 30,		At and For the Nine Months Ended September 30,

	2005	2004	2005	2004

	(dollars in thousands)
Allowance for loan losses:
Beginning of period	$3,271	$2,902	$3,029	$2,969
Add:
Provision for loan losses	140	60	410	120
Recoveries	11	2	20	3
Less:
Charge-offs	53	48	90	176

End of period	$3,369	$2,916	$3,369	$2,916
Nonaccrual loans	$1,503	$1,570	$1,503	$1,570
Real estate owned	655	227	655	227

Nonperforming assets	$2,158	$1,797	$2,158	$1,797
Allowance for loan losses as a percentage of total loans	0.98%	0.94%	0.98%	0.94%
Nonperforming loans to total loans	0.44%	0.50%	0.44%	0.50%
Nonperforming assets to total assets	0.42%	0.35%	0.42%	0.35%

          Liabilities.  Total liabilities increased by $11.8 million, or 2.7%, from $436.6 million as of December 31, 2004, to $448.4 million as of September 30, 2005.  This increase was primarily due to a $13.5 million, or 24.2%, increase in borrowed money, the effects of which were partly offset by a $1.5 million, or 0.4%, decrease in total deposits. The increase in borrowed money was primarily due to the addition of two $5.0 million adjustable rate Federal Home Loan Bank advances that were primarily used to fund loan growth and to repurchase common stock during the period and two $3.0 million repos that were secured to provide funding for the acquisition of Trinity Bank (see “Note 4” for additional details).  Demand deposit accounts (checking accounts) increased by $5.2 million, or 9.9%, during the nine-month period to $57.9 million.  This was primarily due to a continued emphasis on increasing the Company’s number of retail and business checking account customers.  The decrease in other deposits was largely due to the loss of price-sensitive customers as a result of aggressive pricing by competitors.  Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market.

          Stockholders’ Equity.  Total stockholders’ equity decreased by $1.9 million, or 2.6%, from $72.4 million as of December 31, 2004, to $70.5 million as of September 30, 2005.  The decrease in stockholders’ equity was primarily due to the repurchase of 232,900 shares of common stock for $3.1 million, at an average cost of $13.32 per share. In February 2005, the Board of Directors authorized the repurchase of up to 370,000 shares, or approximately 5%, of the outstanding shares of common stock.   As of September 30, 2005, management had repurchased a total of 143,900 shares under the current program at an average price of $13.10 per share and had 226,100 shares remaining to be repurchased.  Management will consider repurchasing additional shares of common stock of the Company at prices that management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

In addition, the Company paid cash dividends totaling $1.5 million during the nine-month period, representing $0.21 per share, and incurred a $540,000 increase in unrealized losses on available for sale securities due to rising interest rates.  These decreases in equity were partially offset by $2.8 million in earnings during the nine-month period.

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004

          General.  Net income for the three months ended September 30, 2005, amounted to $964,000, or $0.14 per diluted share, as compared to $770,000, or $0.11 per diluted share, for the three months ended September 30, 2004.  This represented a 27.3% increase in diluted earnings per share.

          Net interest income.   Net interest income increased by $449,000, or 13.8%, to $3.7 million for the three months ended September 30, 2005.  Interest income increased by $1.2 million, or 21.9%, primarily as a result of a 104 basis point, or 22.1%, increase in the average yield on interest earning assets to 5.74% for the quarter ended September 30, 2005.   The increase in yield was primarily due to a series of nine 25 basis point increases in the prime lending rate during the past twelve months. The effects of the increased yield were slightly offset by a $117,000, or 0.03%, decrease in the average outstanding balance of interest-earning assets to $450.9 million for the three months ended September 30, 2005.  The decrease in average interest-earning assets was primarily the result of a $30.9 million, or 20.3%, decrease in average outstanding interest-earning bank balances, investment securities and mortgage-backed securities.  This decrease was largely offset by a $30.8 million, or a 10.3%, increase in average outstanding loans to $329.2 million.   Interest expense increased by $716,000, or 34.8%, for the comparable quarters.  This increase in interest expense was due to a 69 basis point, or 34.8%, increase in the average cost of funds to 2.68% for the quarter ended September 30, 2005.  In addition, the Company experienced a $1.5 million, or 0.4%, increase in the average balance of interest-bearing liabilities to $410.9 million. Average interest-bearing liabilities increased primarily as a result of a $6.8 million, or 4.7%, increase in average core deposits (checking accounts, savings accounts and money market accounts), coupled with an $8.1 million, or 15.2%, increase in average borrowed money. The net interest margin improved 42 basis points, or 14.6%, to 3.30% for the quarter ended September 30, 2005, compared to 2.88% for the quarter ended September 30, 2004. This increase in the net interest margin was primarily the result of increased yields on prime-based consumer and commercial loans due the increase in the prime-lending rate referenced above.  Approximately 57% of the Company’s loans have interest rates that are tied to short-term rate indices such as the prime-lending rate.

          Provision for loan losses. The provision for loan losses amounted to $140,000 for the three months ended September 30, 2005, compared to $60,000 for the three months ended September 30, 2004.  The increase in the provision for loan losses was primarily attributable to the continuing growth in the commercial real estate portfolio. The allowance for loan losses was $3.4 million, or 0.98% of total loans, as of September 30, 2005, compared to $2.9 million, or 0.94% of total loans, as of September 30, 2004.  While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, in addition to residential mortgage loans, the Company’s ratio of nonperforming loans to total loans remains below our peer group average, at 0.44% of total loans on September 30, 2005, compared to 0.50% of total loans on September 30, 2004.  A substantial portion of the Company’s nonperforming loans at September 30, 2005, were secured by real estate.

          Noninterest income.  Noninterest income increased by $40,000, or 3.7%, to $1.1 million for the three months ended September 30, 2005. This increase was primarily due to a $19,000 increase in mortgage banking and other loan fees, a $27,000 increase in gains on sales of assets, a $6,000 increase in dividends on Federal Home Loan Bank (“FHLB”) stock and an $18,000 increase in other noninterest income.  These fees were partially offset by a $10,000 decrease in fee income on deposit accounts and a $20,000 decrease in the fair value adjustment on deferred compensation assets.  Management expects that fee income from overdrawn checking accounts will be flat or decline slightly throughout the remainder of the year.  However, the effects of this possible decrease should be partially offset by a growth in service charges arising from an increasing number of transaction accounts.   Dividends on FHLB stock were higher due to an increase in the number of shares owned coupled with an increase in the dividend rate.

          During the quarter ended September 30, 2005, the Company recognized a gain of $40,000 on the sale of assets.  This gain was generated from the sale of one parcel of other real estate owned.   During the quarter ended September 30, 2004, the Company recognized a gain of $13,000 from the sale of miscellaneous fixed assets.

          Noninterest expense.  Noninterest expense increased by $38,000, or 1.2%, to $3.3 million for the quarter ended September 30, 2005.  The Company experienced increases in compensation and benefits and vesting expense for the Recognition and Retention Plan.  Compensation and benefits increased by $131,000, or 8.7%, due in part to the increased personnel expenses associated with staffing a new loan production office and a new Hispanic banking operation.  The Company plans to open its fifteenth full-service office located in Belmont, North Carolina, in November 2005, and a new loan production office located in Rock Hill, South Carolina, the first quarter of 2006. These increases were partially offset by a $24,000, or 4.7%, decrease in office occupancy and equipment expense, a $26,000, or 25.0%, decrease in the amortization of intangible assets, a $20,000, or 43.5%, decrease in the fair value adjustment on deferred compensation obligations, and a $86,000, or 9.1%, decrease in other noninterest expenses.

          Losses on the sale of assets amounted to $21,000 for the quarter ended September 30, 2005.  These losses were attributable to loss on the sale of $1.6 million in mortgage-backed securities.  For the quarter ended September 30, 2004, the Company recognized a $23,000 loss from the sale of assets resulting from the sale of various other real estate owned and miscellaneous fixed assets.

          Income taxes.  Income taxes amounted to $418,000, or 30.2% of taxable income, for the quarter ended September 30, 2005, as compared to $242,000, or 23.9% of taxable income, for the quarter ended September 30, 2004. The increase in income tax expense during the third quarter of 2005 was primarily due to a $371,000 increase in net income before taxes.  The effective tax rate was higher during the third quarter of 2005 due to the fact that a much smaller portion of the Company’s pretax income was generated from tax-advantaged sources.  The Company invests in tax-advantaged sources of income to reduce its overall tax burden.  These tax-advantaged sources include investments such as municipal securities and bank-owned life insurance.  As the Company continues to increase the amount of income derived from interest income on loans and fee income on deposits, the effective tax rate is expected to increase.

Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004

          General.  Net income for the nine months ended September 30, 2005, amounted to $2.8 million, or $0.39 per diluted share, as compared to $2.7 million, or $0.34 per diluted share, for the nine months ended September 30, 2004.  This represented an increase of 14.7% in diluted earnings per share.

          Net interest income.   Net interest income increased by $1.4 million, or 14.6%, to $11.0 million for the nine months ended September 30, 2005.  Interest income increased by $2.9 million, or 19.0%, primarily as a result of an 82 basis point, or 17.6%, increase in the average yield on earning assets to 5.48% for the quarter ended September 30, 2005.  The increase in yield was primarily due to a series of nine 25 basis point increases in the prime lending rate during the past twelve months.  In addition, the average outstanding balance of interest earning assets increased by $7.6 million, or 1.7%, to $450.8 million.  The increase in average interest-earning assets was primarily the result of a $29.3 million, or 10.0%, increase in average outstanding loans to $323.1 million, the effects of which were partially offset by a $21.8 million, or 14.5%, decrease in interest-earning bank balances, investment securities, and mortgage-backed securities.   During the comparable periods, interest expense increased by $1.6 million, or 26.9%, to $7.4 million for the nine-month period ended September 30, 2005.  This increase in interest expense was due to a 45 basis point, or 23.0%, increase in the average cost of funds to 2.41%.  In addition, the average balance of interest-bearing liabilities increased by $14.4 million, or 3.6%, to $410.3 million. Average interest-bearing liabilities increased primarily as a result of a $17.8 million, or 13.0%, increase in average core deposits (checking accounts, savings accounts and money market accounts) coupled with a $7.2 million, or 13.9%, increase in average borrowed money. The net interest margin was 3.26% for the nine months ended September 30, 2005, compared to 2.90% for the nine months ended September 30, 2004. This 36 basis point improvement in the net interest margin was primarily due to the increases in the prime lending rate discussed above.  As of September 30, 2005, approximately 57% of the Company’s loans were tied to short-term indices such as the prime-lending rate.

          Provision for loan losses.  The provision for loan losses amounted to $410,000 for the nine months ended September 30, 2005, compared to $120,000 for the nine months ended September 30, 2004. The allowance for loan losses was $3.4 million, or 0.98% of total loans, as of September 30, 2005, compared to $2.9 million, or 0.94% as of September 30, 2004.  The increase in the provision for loan losses was primarily attributable to the increase in outstanding loans during the respective periods ($27.6 million increase in outstanding loans during the nine-month period ended September 30, 2005, compared to a $13.4 million increase during the nine-month period ended September 30, 2004). While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, in addition to residential mortgage loans, the Company’s ratio of nonperforming loans to total loans remains below our peer group average, at 0.44% of total loans on September 30, 2005, compared to 0.50% of total loans on September 30, 2004.  A substantial portion of the Company’s nonperforming loans at September 30, 2005, were secured by real estate.

          Noninterest income.  Noninterest income decreased by $277,000, or 7.8%, to $3.3 million for the nine months ended September 30, 2005.  This decrease was primarily due to a $305,000 decrease in gains on sale of assets.  The Company also experienced a $27,000, or 6.3%, decrease in fee income from mortgage brokerage and other lending activities resulting from decreased levels of residential loan originations. Management expects that the level of residential loan originations in 2005 will continue to be less than the 2004 level.  Also, during the period, fee income on deposit accounts decreased by $11,000, or 0.6%, due to a reduced level of fees collected on overdrawn accounts.  Management expects that fee income from overdrawn checking accounts will be flat or decline slightly throughout the remainder of the year.  However, the effects of this possible decrease should be partially offset by a growth in service charges arising from an increasing number of transaction accounts. These decreases were partially offset by a $40,000, or 50.0%, increase dividends on FHLB stock and a $49,000, or 6.9%, increase in other noninterest income.  Dividends on FHLB stock were higher due to an increase in the number of shares owned and an increase in the dividend rate while other noninterest income increased primarily as a result of increased commissions from the sale of non-deposit financial products.

          During the nine months ended September 30, 2005, the Company recognized a gain of $178,000 on the sale of $5.5 million in investment securities, $2.5 million in mortgage-backed securities, several parcels of residential foreclosed properties, and other miscellaneous fixed assets. During the nine months ended September 30, 2004, the Company recognized a gain of $483,000 resulting from the sale of $2.3 million in investment securities, $6.4 million in mortgage-backed securities and $91,000 in foreclosed properties and miscellaneous fixed assets.

          Noninterest expense.  Noninterest expense increased $608,000, or 6.5%, to $9.9 million for the nine months ended September 30, 2005.  This increase was partly due to a $394,000, or 8.7%, increase in compensation and benefits and a $180,000, or 14.0%, increase in occupancy and equipment as a result of opening a new loan production office and a Hispanic banking operation.  The Company also experienced a $51,000, or 13.0% increase, in professional services, primarily as a result of obtaining outside professionals to provide assistance in complying with a number of new regulations and laws.  Other expense increased $149,000, or 6.3%, due in part to the upgrading of the Company’s technological capabilities in the areas of online banking, cash management, document imaging, and core processing.   These improvements in the Company’s infrastructure should enable the Company to pursue additional growth both internally through offering improved products and services and externally through acquisitions in order to enhance the franchise value of the Company.  These increases were offset, in part, by a $145,000, or 40.8%, decrease in vesting expense for the Recognition and Retention Plan and a $71,000, or 22.2%, decrease in the amortization of intangible assets.

          Losses on the sale of assets amounted to $96,000 for the nine months ended September 30, 2005, resulting from the sale of $1.6 million in mortgage-backed securities and several foreclosed properties.  For the nine months ended September 30, 2004, the Company recognized a loss in the amount of $23,000 from the sale of foreclosed properties and miscellaneous fixed assets.

          Income taxes.  Income taxes amounted to $1.2 million, or 30.0% of taxable income, for the nine months ended September 30, 2005, as compared to $1.1 million, or 28.6% of taxable income, for the nine months ended September 30, 2004. This increase in income taxes was primarily due to a $200,000 increase in net income before taxes.  The Company invests in tax-advantaged sources of income to reduce its overall tax burden.  These tax-advantaged sources include investments such as municipal securities and bank-owned life insurance.  As the Company continues to increase the amount of income derived from interest income on loans and fee income on deposits, the effective tax rate is expected to increase.

Liquidity, Market Risk, and Capital Resources

          The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits and Federal Home Loan Bank of Atlanta (“FHLB”) advances.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, the Company is required to own capital stock in the FHLB and it is authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company may also solicit brokered deposits for providing funds for asset growth; however, to date, the Company has not used such deposits to supplement its liquidity position.  The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.

          In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could effect the Company’s liquidity position.  At September 30, 2005, the Company had loan commitments of $7.6 million, unused lines of credit of $69.1 million, and undisbursed construction loan proceeds of $4.6 million.  The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise.  The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

          The Company’s most significant form of market risk is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates.  The Company’s Asset / Liability Committee (“ALCO”) is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. There were no changes in the Company’s asset or liability composition that could result in a material change in the Company’s analysis of interest rate sensitivity as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

          The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of September 30, 2005, Citizens South Bank’s capital exceeded all applicable regulatory requirements. Citizens South Bank’s Tier I capital was $60.1 million, or 11.75% of adjusted total assets. The minimum Tier I capital ratio is 4.00%.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

          The information required by this item is included above in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity, Market Risk, and Capital Resources.”

ITEM 4.  Controls and Procedures

          Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and in timely alerting them to material information relating to the Company (or its consolidated subsidiaries) required to be filed in its periodic SEC filings.

          There has been no change in the Company’s internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Legal Proceedings

          There are various claims and lawsuits in which the Bank is periodically involved incidental to the Company’s business.  In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Unregistered Sales of Equity Securities and Use of Proceeds

          During the three-month period ended September 30, 2005, the Company repurchased the following shares of stock.

2005	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Current Repurchase Plan	Maximum Number of Shares that May be Purchased Under Current Repurchase Plan

July	0	NA	0	274,400
August	20,000	$12.40	115,600	254,400
September	28,300	$12.47	143,900	226,100
Total	48,300	$12.44	143,900	226,100

          On February 28, 2005, the Board of Directors of the Company authorized the repurchase of up to 370,000 shares, or approximately 5%, of the Company’s outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of September 30, 2005, management had repurchased a total of 143,900 shares at an average price of $13.10 per share and had 226,100 shares remaining to be repurchased under this plan.  Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Defaults Upon Senior Securities

          Not applicable.

Submission of Matters to a Vote of Security Holders

          There were no meetings of the stockholders during the quarter ended September 30, 2005.

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

Citizens South Banking Corporation

Date: November 9, 2005	By:	/s/ Kim S. Price

Kim S. Price
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ Gary F. Hoskins

Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer