Form 10-K
period 2005-12-31
CITIZENS SOUTH BANKING CORP
filed 2006-03-16
CIK 1051871

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________ to __________

                          COMMISSION FILE NO. 000-23971

                       CITIZENS SOUTH BANKING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                               54-2069979
        -------------------------------             ----------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification Number)

     519 South New Hope Road, Gastonia, NC                28054-4040
    ----------------------------------------              ----------
    (Address of Principal Executive Offices)               Zip Code

                                  (704)868-5200
                         -------------------------------
                         (Registrant's telephone number)

Securities Registered Pursuant to
  Section 12(b) of the Act:                             None

Securities Registered Pursuant to
  Section 12(g) of the Act:             Common Stock, par value $0.01 per share
                                        ---------------------------------------
                                                    (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X] NO [ ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [X]    Non-Accelerated Filer [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     As of March 13, 2006, there were issued and outstanding 8,279,320 shares of the Registrant's Common Stock.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 13, 2006, as reported by the Nasdaq National Market, was approximately $83.4 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Part III).

================================================================================

                       CITIZENS SOUTH BANKING CORPORATION
                                AND SUBSIDIARIES

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS


                                                                                         PAGE
                                                                                         ----
PART I
------

Item 1.    Business.....................................................................   1
Item 1A.   Risk Factors ................................................................   7
Item 1B.   Unresolved Staff Comments....................................................   9
Item 2.    Properties...................................................................  10
Item 3.    Legal Proceedings............................................................  11
Item 4.    Submission of Matters to a Vote of Security Holders..........................  11

PART II
-------

Item 5.    Market for Registrant's Common Stock, Related Shareholder Matters
            and Purchases of Equity Securities..........................................  11
Item 6.    Selected Financial Data......................................................  13
Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................                                    14
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...................  38
Item 8.    Financial Statements and Supplementary Data..................................  39
           Report of Independent Registered Public Accounting Firm......................  39
           Consolidated Statements of Financial Condition...............................  40
           Consolidated Statements of Operations........................................  41
           Consolidated Statements of Comprehensive Income..............................  42
           Consolidated Statements of Changes in Stockholders Equity....................  43
           Consolidated Statements of Cash Flows........................................  44
           Notes to Consolidated Financial Statements...................................  45
Item 9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure........................................................  68
Item 9A.   Controls and Procedures......................................................  68
           Management's Annual Report on Internal Control over Financial Reporting......  68
           Report of Independent Registered Public Accounting Firm......................  70
Item 9B.   Other Information............................................................  72

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant...........................  72
Item 11.   Executive Compensation.......................................................  72
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............  72
Item 13.   Certain Relationships and Related Transactions...............................  72
Item 14.   Principal Accountant Fees and Services.......................................  72
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Forms 8-K............  73

SIGNATURES

PART I
------

ITEM 1.   BUSINESS

     CITIZENS SOUTH BANKING CORPORATION

     Citizens South Banking Corporation (also referred to as the "Company", the "Registrant", "We", "Us", or "Our") is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank"). The shares of common stock of the Company trade on the Nasdaq National Market under the ticker symbol "CSBC." The Company's principal business activities are overseeing and directing the business of the Bank. The Company's assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The Company became the holding company for the Bank on September 30, 2002, in connection with the mutual-to-stock conversion of Citizens South Holdings, MHC, the mutual holding company of Citizens South Banking Corporation, a federal corporation, formerly named Gaston Federal Bancorp, Inc., which was originally formed on March 18, 1998, for the purpose of acting as the holding company for the Bank.

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

     CITIZENS SOUTH BANK

     Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina. The Bank's principal business activity is offering FDIC-insured deposits to local customers through its 15 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities. The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank's results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Results of operations are also materially affected by the Bank's provision for loan losses, gains or losses from the sales of assets, fee income generated from deposit and loan accounts, commissions earned from the sale of uninsured investment products, and noninterest expenses. The Bank's noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, and other noninterest expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

     Citizens South Bank has 15 full-service branch offices in the North Carolina Counties of Gaston, Union, Rowan, and Iredell and one loan production office located in Mecklenburg County, North Carolina. The Bank's executive office is located at 519 South New Hope Road, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at this address is (704) 868-5200.

     ACQUISITION OF TRINITY BANK

     On October 31, 2005, the Company consummated the merger of Trinity Bank ("Trinity") into Citizens South Bank. At the time of the acquisition, Trinity had total assets of approximately $165 million, total loans of $114 million, total deposits of $136 million and total equity of $13 million. Trinity was headquartered in Monroe, North Carolina, which is approximately 50 miles east of the Company's headquarters. Trinity had three offices located in Union County, North Carolina, which has the fastest population growth of any county in North Carolina. The combined bank has 15 full-service locations and one loan production office, and ranks 8th in the Charlotte Metropolitan Statistical Area in deposit market share.

     Under the terms of the merger agreement, the Company issued a combination of shares of common stock and cash for the outstanding shares of common stock of Trinity Bank. Trinity shareholders were given the option of receiving 1.3931 shares of Citizens South common stock for each share of Trinity common stock, $18.25 in cash for each share of Trinity common stock, or a mixture of stock and cash for each Trinity share, such that 50% of the shares of Trinity common stock would be exchanged for Citizens South common stock. On October 31, 2005, Trinity shareholders received merger consideration of approximately 1,280,052 shares of common stock of the Company (subject to payment of cash in lieu of fractional shares) and approximately $16.8 million in cash (including cash paid in lieu of fractional shares), resulting in a total transaction value of approximately $37.8 million. The transaction price represented approximately 255% of Trinity's book value as of September 30, 2005. Additional information regarding this transaction may be obtained by reviewing the Registration Statement that the Company filed with the Securities and Exchange Commission on August 1, 2005, and amended September 14, 2005.

     In order to provide financing for the cash portion of the Trinity acquisition, on October 28, 2005, the Company completed a private placement of an aggregate amount of $15.0 million in trust preferred securities, liquidation amount of $1,000 per security (the "Preferred Securities"), through a newly formed Delaware statutory trust subsidiary, CSBC Statutory Trust I (the "Trust"). In connection with the issuance of the Preferred Securities, on October 28, 2005, the Company entered into an Indenture by and between the Company and Wilmington Trust Company, as trustee. The Preferred Securities mature on December 15, 2035, but may be redeemed beginning December 15, 2010, if the Company exercises its rights to redeem the Debentures. The Preferred Securities require quarterly interest payments to the holders of the Preferred Securities, initially at a fixed rate of 6.095% through December 2010, and thereafter at a variable rate of three-month LIBOR plus 1.57%, reset quarterly. Additional information regarding the Preferred Securities may be obtained by reviewing the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2005.

     MARKET AREA AND COMPETITION

     We consider our primary market area to be the North Carolina Counties of Gaston, Rowan, Iredell, Union, Mecklenburg, Cabarrus, Lincoln, and Cleveland, and the South Carolina County of York. Our market area predominately centers in the suburbs surrounding the metropolitan area of Charlotte, North Carolina. The metropolitan area of Charlotte has a diverse economic base that includes business sectors in banking and finance, insurance, manufacturing, textiles, apparel, fabricated metals, construction, health care, transportation, retail trade, telecommunications, government services, and education. The Bank's corporate headquarters is located in Gastonia, North Carolina, which is located in the I-85 corridor, approximately 20 miles west of Charlotte.

     The Bank's corporate headquarters and eight of its branch offices are located in Gaston County, North Carolina. These offices are located in the cities of Gastonia (four offices), Dallas, Mount Holly, Belmont, and Stanley. According to data provided by the FDIC as of June 30, 2005, there were 13 banks and thrifts operating in Gaston County with $1.9 billion in deposits. As of June 30, 2005, the Bank had $188.6 million in deposits in Gaston County, or 9.9% of the total County deposits. This represents the third highest market share in Gaston County.

     We also have three branch offices in Union County, North Carolina, in the cities of Monroe, Stallings, and Weddington. According to data provided by the FDIC as of June 30, 2005, there were nine banks and thrifts operating in Union County with $1.3 billion in deposits. As of June 30, 2005, the Bank had $129.3 million in deposits in Union County, or 9.6% of the total County deposits. This represents the fifth highest market share in the County.

     The Bank also has two branch offices in Rowan County, North Carolina, in the cities of Salisbury and Rockwell. According to data provided by the FDIC as of June 30, 2005, there were 12 banks and thrifts operating in Rowan County with $1.3 billion in deposits. As of June 30, 2005, the Bank had $110.7 million in deposits in Rowan County, or 8.8% of the total County deposits. This represents the fourth highest market share in the County.

     We also have two branch offices in Iredell County, North Carolina, in the cities of Statesville and Mooresville. According to data provided by the FDIC as of June 30, 2005, there were 16 banks and thrifts operating in Iredell County with $1.7 billion in deposits. As of June 30, 2005, the Bank had $75.7 million in deposits in Iredell County, or 4.3% of the total County deposits. This represents the eighth highest market share in the County.

     EMPLOYEES

     As of December 31, 2005, the Company had 146 full-time and 14 part-time employees, none of whom is represented by a collective bargaining unit. The Company provides employee benefit programs, including an Employee Stock Ownership Plan, matching contributions to a 401(k) retirement/savings plan, group life, heath, and dental insurance, and paid vacation and sick leave. Management believes its relationship with its employees is good.

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

     OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio. At December 31, 2005, Citizens South Bank's capital exceeded all applicable requirements. Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank's capital: 1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2005, Citizens South Bank met the criteria for being considered "well-capitalized."

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

     Qualified Thrift Lender Test. As a federal savings bank, Citizens South Bank is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, Citizens South Bank must maintain at least 65% of its portfolio assets in qualified thrift investments in at least nine months of the most recent 12-month period. Portfolio assets generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank's business. Qualified thrift investments includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. Qualified thrift investments also include 100% of an institution's credit card loans, education loans and small business loans. Citizens South Bank also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2005, Citizens South Bank maintained approximately 76% of its portfolio assets in qualified thrift investments and satisfied the QTL test as of that date.

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

     On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.

     Federal Home Loan Bank System. Citizens South Bank is a member of the Federal Home Loan Bank System ("FHLB"), which provides a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, Citizens South Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater. As of December 31, 2005, Citizens South Bank was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2005, Citizens South Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

     The USA PATRIOT Act. The USA Patriot Act of 2001 gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.

     The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

     The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. As a result of the 1996 Act, the Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, the 1996 Act required the recapture of the excess of tax bad debt reserves at September 30, 1996 over those established as of September 30, 1988. The reserve was recaptured over a six-year period and was completely amortized as of December 31, 2005.

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

ITEM 1A.  RISK FACTORS

     You should consider carefully the following risk factors in evaluating an investment in the shares of Citizens South Banking Corporation common stock.

     Citizens South Banking Corporation's Commercial Real Estate, Multi-Family Construction, and Commercial Business Loans Expose It to Increased Lending Risks.

     At December 31, 2005, Citizens South Banking Corporation's portfolio of commercial real estate, multifamily, and construction loans totaled $272.6 million, or 57.56% of total gross loans, and its portfolio of commercial business loans totaled $30.1 million, or 6.36% of total gross loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operations and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of Citizens South Banking Corporation's borrowers have more than one commercial real estate or multi-family loan outstanding with it. Consequently, an adverse development with respect to one loan or one credit relationship can expose it to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

     Citizens South Banking Corporation May Fail to Realize the Anticipated Benefits of its Recent Merger.

     On October 31, 2005, Citizens South Bank completed its acquisition of Trinity Bank. The success of the merger will depend on, among other things, the Company's ability to realize anticipated cost savings and to combine the businesses of Citizens South Bank and Trinity Bank in a manner that does not materially disrupt the existing customer relationships of Citizens South Bank or Trinity Bank or result in decreased revenues from any loss of customers. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

     Citizens South Banking Corporation's Financial Success Depends, in Part, on the Successful Integration of Trinity Bank Following the Merger.

     Citizens South Banking Corporation's future growth and profitability depends, in part, on its ability to manage the combined operations of Citizens South Bank and Trinity Bank. For the acquisition to be successful, the Company will have to succeed in combining the personnel and operations of Citizens South Bank and Trinity Bank and in achieving expense savings by eliminating redundant operations. Citizens South Banking Corporation cannot assure you that its plan to integrate and operate the combined operations will be timely or efficient, or that it will successfully retain existing customer relationships of Trinity Bank.

     Changes in Market Interest Rates Could Adversely Affect Citizens South Banking Corporation's Financial Condition and Results of Operations.

     Citizens South Banking Corporation's results of operations and financial condition are significantly affected by changes in interest rates. Its results of operations depend substantially on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Because interest-earning assets generally reprice or mature more quickly than interest-bearing liabilities, a decrease in interest rates generally would result in a decrease in the Company's net interest income. Based on results generated by its interest rate risk model, an immediate and sustained decrease of 200 basis points throughout the yield curve would decrease its annual net interest income by 17.0% for the period ended December 31, 2005. The assumptions used in the model do not provide for actions that may be taken by management during the period to offset the effects of changes in interest rates on net interest income.

     Changes in interest rates also affect the value of Citizens South Banking Corporation's interest-earning assets, and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2005, Citizens South Banking Corporation's investment and mortgage-backed securities available for sale totaled $123.7 million. Unrealized losses on securities available for sale, net of tax, amounted to $1.6 million and are reported as a separate component of stockholders' equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders' equity.

     Citizens South Banking Corporation also is subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

     Citizens South Banking Corporation's Stock-Based Benefit Plans May Dilute Your Ownership Interest.

     Citizens South Banking Corporation has adopted stock option plans and recognition and retention plans. These stock-based benefit plans can be funded from the issuance of authorized but unissued shares of common stock or through open market purchases by Citizens South Banking Corporation. The Company currently is purchasing shares of its common stock in a Board-authorized share repurchase program. Stockholders will experience a reduction or dilution in ownership interest in the event newly issued shares, instead of repurchased shares, are used to fund stock option exercises and stock awards.

     Citizens South Banking Corporation's Recognition and Retention Plans Will Continue to be a Significant Cost, Which Will Reduce Profitability and Stockholders' Equity.

     Citizens South Banking Corporation has adopted recognition and retention plans. Under the plans, its officers and directors have been awarded, at no cost to them other than customary taxes for which they are responsible, shares of common stock. The shares of common stock awarded under the recognition plans are expensed by Citizens South Banking Corporation over their vesting period at the fair market value of the shares on the date they are awarded.

     Various Factors May Make Takeover Attempts More Difficult to Achieve.

     Citizens South Banking Corporation's board of directors has no current intention to sell control of Citizens South Banking Corporation. Provisions of the Company's certificate of incorporation and bylaws, federal regulations, Delaware law and various other factors may make it more difficult for companies or persons to acquire control of Citizens South Banking Corporation without the consent of its board of directors. As a Citizens South Banking Corporation stockholder, you may want a takeover attempt to succeed because, for example, a potential acquirer could offer a premium over the then-prevailing price of Citizens South Banking Corporation's common stock. The factors that may discourage takeover attempts or make them more difficult include:

     Office of Thrift Supervision regulations. The charter of Citizens South Bank includes a provision that, for a period of five years after the mutual-to-stock conversion, prohibits any person from acquiring or offering to acquire, directly or indirectly, more than 10% of any class of equity security of Citizens South Bank. The Company completed the mutual-to-stock conversion of its mutual holding company on September 30, 2002.

     Certificate of incorporation and statutory provisions. Provisions of the certificate of incorporation and bylaws of Citizens South Banking Corporation and Delaware law may make it more difficult and expensive to pursue a takeover attempt that management opposes. These provisions also would make it more difficult to remove Citizens South Banking Corporation's current board of directors or management, or to elect new directors. These provisions include limitations on voting rights of beneficial owners of more than 10% of its common stock, supermajority voting requirements for certain business combinations and the election of directors to staggered terms of three years. Citizens South Banking Corporation's bylaws also contain provisions regarding the timing and content of stockholder proposals and nominations and qualification for service on the board of directors.

     Required change in control payments and issuance of stock options and recognition plan shares. Citizens South Banking Corporation has entered into employment agreements and change of control agreements with certain executive officers, which will require payments to be made to them in the event their employment is terminated following a change in control of Citizens South Banking Corporation or Citizens South Bank. Citizens South Banking Corporation also has adopted plans to permit additional issuances of stock options and recognition plan shares to key employees and directors that will require payments to them in connection with a change in control of Citizens South Banking Corporation. These payments will have the effect of increasing the costs of acquiring Citizens South Banking Corporation, thereby discouraging future takeover attempts.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.   PROPERTIES

     The following table sets forth certain information regarding offices currently in operation at December 31, 2005. Management considers the facilities to be well maintained and sufficiently suitable for present operations. The net book value of the properties, including land, building, and improvements, net of accumulated depreciation was $19.2 million at December 31, 2005.

                                                                         Approximate       Owned
     Location                                       Principal Use       Facility Size    or Leased
     --------------------------------------    ----------------------   -------------    ---------
                                                                        (square feet)
     519 South New Hope Road                   Headquarters and             22,400           Owned
     Gastonia, North Carolina 28054-4040       Banking Office

     245 West Main Avenue                      Banking Office and           12,400           Owned
     Gastonia, North Carolina 28052-4140       Back Office Processing

     2609 South New Hope Road, Suite 2         Hispanic Banking              1,233          Leased
     Gastonia, North Carolina 28056-1666       Office

     192 East Woodrow Avenue                   Banking Office                3,400           Owned
     Belmont, North Carolina 28012-3163

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

     412 South Highway 27                      Banking Office                3,225           Owned
     Stanley, North Carolina 28164-2055

     401 West Innes Street                     Banking Office                5,560           Owned
     Salisbury, North Carolina 28144-4232

     106 West Main Street                      Banking Office                1,500           Owned
     Rockwell, North Carolina 28138-8859

     307 North Center Street                   Banking Office and            8,260           Owned
     Statesville, North Carolina 28677-4063    Leased Space

     19410 Jetton Road, Suite 110              Loan Production Office        1,490          Leased
     Cornelius, North Carolina 28031-4403

     310 West Franklin Street                  Banking Office                4,692          Leased
     Monroe, North Carolina 28112-4704

     13731 Providence Road                     Banking Office                2,520           Owned
     Weddington, North Carolina 28104-8615

     101 Stallings Road                        Banking Office                3,560          Leased
     Stallings, North Carolina 28104-5065

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of 2005.

PART II
-------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND PURCHASES OF EQUITY SECURITIES

     a. The Company's common stock, $0.01 par value per share, trades on the Nasdaq National Market under the symbol CSBC. Price and volume information is contained in The Wall Street Journal and other daily newspapers in the Nasdaq section under the National Market System listings. As of February 1, 2006, the Company had 1,669 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 8,285,817 shares outstanding. The following brokers made a market in the Company's stock during 2005:

       Citigroup Global Markets, Inc.          1-800-223-7743
       Fig Partners, LLC                       1-404-601-7200
       Friedman, Billings, Ramsey & Co.        1-800-688-3272
       FTN Midwest Securities Corp.            1-800-880-7264
       Hill, Thompson, Magid and Co.           1-800-631-3083
       Howe Barnes Investments, Inc.           1-800-621-2364
       Keefe, Bruyette & Woods, Inc.           1-800-342-5529
       Knight Equity Markets, L.P.             1-800-222-4910
       Merrill Lynch, Pierce, Fenner           1-800-937-0501
       Moors & Cabot, Inc.                     1-800-723-9866
       Morgan Stanley & Co., Inc.              1-800-223-6559
       Ryan Beck & Co., Inc.                   1-800-325-7926
       Sandler O'Neill & Partners              1-212-466-8020
       Sterne, Agee & Leach                    1-800-239-2408
       UBS Capital Markets L.P.                1-203-719-7400

     The following table sets forth quarterly market sales price ranges, dividend information, and repurchase activity for the Company's common stock over the past two years.

2005                              QUARTER 1      QUARTER 2      QUARTER 3      QUARTER 4
------------------------------   ------------   ------------   ------------   ------------
Price Range
High                             $      14.25   $      13.90   $      12.80   $      12.75
Low                                     12.91          11.76          11.41          11.70
Dividend                                 0.07           0.07           0.07           0.07
Shares Repurchased                    184,600              0         48,300        211,023
Avg. Price Paid Per Share        $      13.56             NA   $      12.44   $      12.09

2004                              QUARTER 1      QUARTER 2      QUARTER 3      QUARTER 4
------------------------------   ------------   ------------   ------------   ------------
Price Range
High                             $      14.40   $      13.74   $      13.27   $      14.27
Low                                     13.37          12.60          12.41          12.41
Dividend                                0.065          0.065          0.065          0.065
Shares Repurchased                    240,000        909,438         70,000         20,000
Avg. Price Paid Per Share        $      13.64   $      13.03   $      12.98   $      12.69

     b. Not applicable.

     c. During the three-month period ended December 31, 2005, the Company repurchased the following shares of stock.

        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                      TOTAL
                                                    NUMBER OF          MAXIMUM
                                                     SHARES           NUMBER OF
                                                   PURCHASED       SHARES THAT MAY
               TOTAL NUMBER                         AS PART         BE PURCHASED
                OF SHARES      AVERAGE PRICE     OF THE CURRENT     UNDER CURRENT
  2005          PURCHASED      PAID PER SHARE    REPURCHASE PLAN   REPURCHASE PLAN
----------   ---------------   ---------------   ---------------   ---------------
October                    0                NA                 0           226,100
November              32,500   $         12.18           176,400           193,600
December             178,523   $         12.08           354,923            15,077
Total                211,023   $         12.09           354,923            15,077

     On February 28, 2005, the Board of Directors of the Company authorized the repurchase of up to 370,000 shares, or approximately 5%, of the Company's outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. As of December 31, 2005, management had repurchased a total of 354,923 shares at an average price of $12.50 per share and had 15,077 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

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

                                                                               AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------------------------
(Dollars in thousands, except per share data)                         2005        2004          2003          2002          2001
----------------------------------------------------------------   ----------  ----------    ----------    ----------    ----------
INCOME STATEMENT DATA:
Interest income ................................................   $   26,948  $   21,110    $   21,969    $   24,716    $   16,382
Interest expense ...............................................       11,469       7,943         8,732        10,195         9,770
                                                                   ----------  ----------    ----------    ----------    ----------
Net interest income ............................................       15,479      13,167        13,237        14,521         6,612
Provision for loan losses ......................................          985         330            60           225           120
                                                                   ----------  ----------    ----------    ----------    ----------
Net interest income after provision for loan losses ............       14,494      12,837        13,177        14,296         6,492
Noninterest income .............................................        4,441       4,824         5,561         4,121         3,006
Noninterest expense ............................................       14,339      13,629        13,891        11,381         7,092
                                                                   ----------  ----------    ----------    ----------    ----------
Income before income taxes .....................................        4,596       4,032         4,847         7,036         2,406
Income tax expense .............................................        1,323       1,077         1,456         2,528           702
                                                                   ----------  ----------    ----------    ----------    ----------
Net income .....................................................   $    3,273  $    2,955    $    3,391    $    4,508    $    1,704
                                                                   ==========  ==========    ==========    ==========    ==========
PER SHARE DATA (1):
Basic net income ...............................................   $     0.45  $     0.39    $     0.39    $     0.51    $     0.20
Diluted net income .............................................         0.45        0.38          0.39          0.51          0.20
Cash dividends declared ........................................         0.28        0.26          0.24          0.16          0.14
Year-end book value ............................................        10.16        9.74         10.11         10.64          4.62

BALANCE SHEET DATA:
Total assets ...................................................   $  701,094  $  508,961    $  495,751    $  492,873    $  447,581
Loans receivable, net ..........................................      468,232     314,127       295,026       299,906       334,321
Mortgage-backed and related securities .........................       70,236      81,169        89,168        70,409        25,405
Investment securities ..........................................       53,429      52,407        56,233        39,594        25,946
Deposits .......................................................      517,544     374,744       342,446       340,862       353,692
Borrowings .....................................................       91,342      55,772        58,981        47,575        42,057
Stockholders' equity ...........................................       84,258      72,394        87,699        96,383        41,630

PERFORMANCE RATIOS:
Return on average assets .......................................         0.60%       0.59%         0.68%         0.98%         0.65%
Return on average equity .......................................         4.40        3.78          3.61          7.61          4.16
Avg. interest-earning assets to
 avg. interest-bearing liabilities .............................       109.40      110.96        118.65        109.19        116.08
Noninterest expense to average total assets ....................         2.64        2.73          2.81          2.48          2.70
Interest rate spread ...........................................         3.00        2.78          2.57          3.26          2.05
Net interest margin (2) ........................................         3.23        2.98          2.94          3.48          2.69

ASSET QUALITY RATIOS:
Allowance for loan losses to total loans at the end of year ....         1.08%       0.95%         1.00%         0.99%         0.93%
Nonperforming loans to total loans .............................         0.54        0.30          0.18          0.17          0.35
Nonperforming assets to total assets ...........................         0.53        0.34          0.14          0.37          0.59

CAPITAL RATIOS:
Average equity to average total assets .........................        13.69%      15.64%        18.96%        12.93%        15.55%
Equity to assets at year end ...................................        12.02       14.22         17.68         19.56          9.30
Dividend payout ratio (1) (3) ..................................        62.22       66.67         61.54         31.37         70.00

(1) All per share data for periods prior to September 30, 2002, has been adjusted to reflect the exchange ratio of 2.1408-to-1 in conjunction with the Company's stock offering.
(2) Net interest margin is calculated by dividing net interest income by average interest-earning assets for the period.
(3) Dividend payout ratio is calculated by dividing cash dividends per share declared for the period by net income per share for the period. Citizens South Holdings, MHC, the former mutual holding company for Citizens South Banking Corporation, began waiving dividends in August 2000 and as of September 30, 2002, had waived dividends totaling approximately $1.8 million. The MHC owned between 53% and 58% of the outstanding common stock of the Company during the period in which the dividends were waived.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Citizens South Banking Corporation (the "Company") is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank"), a federally chartered savings bank headquartered in Gastonia, North Carolina. The Company's principal business activities are overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by the Company. The Company's assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The Bank's principal business activity is offering FDIC-insured deposit accounts to local customers through its 15 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities. The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products (see Item 1. "Business" of this report).

     Our primary business strategy since our initial public stock offering in 1998 has been to transform the Bank from a traditional retail savings bank to a full-service community bank, offering a complete array of both commercial and retail loan and deposits, wealth management services, mortgage banking activities, brokerage services, and other related financial services. In executing this strategy, the Company has 1) concentrated much of its lending efforts on nonresidential real estate and construction loans, 2) originated substantially all fixed rate one-to-four family residential loans as a broker for a third party, and 3) focused its deposit gathering efforts on core deposits (demand deposit accounts, money market accounts, and savings accounts). As a result, nonresidential real estate and construction loans comprised approximately 58% of the Company's loan portfolio at December 31, 2005, compared to approximately 22% at December 31, 2001. Also, during the same period, the Company's portfolio of one-to-four family residential loans decreased from 57% of the Company's loan portfolio at December 31, 2001, to 21% of the Company's loan portfolio at December 31, 2005. Core deposits have increased as a percentage of total deposits from approximately 38% at December 31, 2003 to approximately 41% at December 31, 2005. Management expects to continue to execute this business strategy in 2006.

     On October 31, 2005, the Company consummated the merger of Trinity Bank ("Trinity") into Citizens South Bank. At the time of the acquisition, Trinity had total assets of $165.5 million, net loans of $112.8 million, deposits of $135.6 million, borrowed money of $14.0 million and equity of $13.3 million. Trinity was headquartered in Monroe, North Carolina, which is approximately 50 miles east of the Company's headquarters. Trinity had three offices located in Union County, North Carolina, which has the fastest population growth of any county in North Carolina. The combined bank has 15 full-service locations and one loan production office, and ranks 8th in the Charlotte Metropolitan Statistical Area in deposit market share.

     Under the terms of the merger agreement, the Company issued a combination of common stock and cash for the outstanding common shares of Trinity Bank. Trinity shareholders were given the option of receiving 1.3931 shares of Citizens South common stock for each share of Trinity common stock, $18.25 in cash for each share of Trinity common stock, or a mixture of stock and cash for each Trinity share, such that 50% of the shares of Trinity common stock will be exchanged for Citizens South common stock. On October 31, 2005, Trinity shareholders received merger consideration of approximately 1,280,052 shares of common stock of the Company (subject to payment of cash in lieu of fractional shares) and approximately $16.8 million in cash (including cash paid in lieu of fractional shares), resulting in a total transaction value of approximately $37.8 million. The transaction price represented approximately 255% of Trinity's book value. Additional information regarding this transaction may be obtained by reviewing the Registration Statement that the Company filed with the Securities and Exchange Commission on August 1, 2005, and amended September 14, 2005.

     In order to provide financing for the cash portion of the Trinity acquisition, on October 28, 2005, the Company completed a private placement of an aggregate amount of $15.0 million in trust preferred securities, liquidation amount of $1,000 per security (the "Preferred Securities"), through a newly formed Delaware statutory trust subsidiary, CSBC Statutory Trust I (the "Trust"). In connection with the issuance of the Preferred Securities, on October 28, 2005, the Company entered into an Indenture by and between the Company and Wilmington Trust Company, as trustee. The Preferred Securities mature on December 15, 2035, but may be redeemed beginning December 15, 2010, if the Company exercises its rights to redeem the Debentures. The Preferred Securities require quarterly interest payments to the holders of the Preferred Securities, initially at a fixed rate of 6.095% through December 2010, and thereafter at a variable rate of three-month LIBOR plus 1.57%, reset quarterly. Additional information regarding the Preferred Securities may be obtained by reviewing the Form 8-K filed with the Securities and Exchange Commission on November 4, 2005.

     On September 30, 2002, the Company completed its mutual-to-stock conversion and related stock offering, resulting in an equity to assets ratio of 19.56% at December 31, 2002. In order to properly leverage the Company's capital position, the Company has executed a number of strategies including 1) repurchasing Company stock at prices that are considered attractive, 2) paying dividends on outstanding stock, 3) building new banking offices in areas that the Company believes improve the value of the franchise, and 4) patiently pursuing acquisitions of other financial institutions or related companies. As of December 31, 2005, the Company had repurchased a total of 2,389,358 shares, or 26.4% of the outstanding shares of common stock, at an average price of $13.35. As a result of the execution of these capital management strategies, the Company's equity to assets ratio was 12.02% at December 31, 2005. Management plans to continue to execute these strategies until the Company's capital is appropriately leveraged.

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

     Net income was $3.3 million, or $0.45 per diluted share, for the year ended December 31, 2005, compared to $3.0 million, or $0.38 per diluted share, for the year ended December 31, 2004. The earnings provided a return on average equity of 4.40% in 2005, compared to 3.78% in 2004, and a return on average assets of 0.60% in 2005, compared to 0.59% in 2004.

     Certain actions have been taken that have adversely impacted our results of operations for the years ended December 31, 2005 and 2004. Specifically, during 2005 we acquired Trinity Bank in a transaction valued at $37.8 million. As a result of the acquisition of Trinity, the Company recognized merger and computer conversion related expenses of $384,000 during the year. Also, in 2004 we determined that unrealized losses on $2.0 million in perpetual preferred stock issued by Fannie Mae and $2.0 million in perpetual preferred stock issued by Freddie Mac were "other-than-temporary" impairments. As a result, management recorded a noncash, pretax loss of $983,000. All of these securities were sold during 2005 and the Company did not have any other perpetual preferred stock on its books at December 31, 2005.

     Management's Discussion and Analysis is provided to assist in understanding and evaluating the results of operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8. of this report.

     FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. These forward-looking statements are based on assumptions with respect to future business strategies and decisions that are subject to change based on changes in the economic and competitive environment in which we operate. Forward-looking statements speak only as of the date they are made and the Company is under no duty to update these forward-looking statements or to reflect the occurrence of unanticipated events. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

Factors that could cause such a difference include, but are not limited to, the timing and amount of revenues that may be recognized by the Company, changes in local or national economic trends, increased competition among depository and financial institutions, continuation of current revenue and expense trends (including trends affecting chargeoffs and provisions for loan losses), our ability to successfully integrate the Trinity Bank acquisition, and adverse legal, regulatory or accounting changes. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on these statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and Current Reports on Form 8-K.

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

     Other-Than-Temporary Impairment of Securities. We have historically reviewed investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Effective December 31, 2005, management evaluated the Company's investment portfolio and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future. As a result, management did not consider any unrealized losses as "other-than-temporary" as of December 31, 2005.

     Effective December 31, 2004, management determined that unrealized losses on $2.0 million in perpetual preferred stock issued by Fannie Mae and $2.0 million in perpetual preferred stock issued by Freddie Mac were "other-than-temporary" impairments. As a result, management recorded a noncash, pretax loss of $983,000.

The unrealized losses on these securities were considered to be "other-than-temporary" by management for the following reasons: 1) both Fannie Mae and Freddie Mac had experienced accounting irregularities that have resulted in restated financial results from prior periods; 2) the yield on perpetual preferred stock recently issued by Fannie Mae is much higher than the yield of the preferred stock held by the Company, which decreased the value of the Company's security; 3) the preferred stock for Fannie Mae was downgraded and the preferred stock for both Companies were on a negative watch list; 4) the Freddie Mac preferred stock repriced in December 2004, yet it continued to have significant unrealized losses at year end; 5) neither of the preferred stock issues had stated maturity dates, so the recovery of the unrealized losses was not expected to occur in the foreseeable future. The credit issues facing Fannie Mae and Freddie Mac only affected the performance of the Company's perpetual preferred stock. Management sold the subject securities in 2005 and the Company did not own any other perpetual preferred stock at December 31, 2005.

     COMPARISON OF FINANCIAL CONDITION FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

     Total assets increased by $192.1 million, or 37.8%, from $509.0 million at December 31, 2004, to $701.1 million at December 31, 2005. Approximately $177.4 million, or 92.4%, of this asset growth was due to the acquisition of Trinity, including the $25.2 million in goodwill and core deposit intangible created as a result of this transaction.

     Cash and cash equivalents increased by $15.1 million, or 130.0%, from $11.6 million at December 31, 2004, to $26.7 million at December 31, 2005. This increase was primarily funded by a $6.5 million increase in deposits, a $20.2 million increase in borrowed money, $45.6 million in net sales, amortization, and maturies of investment and mortgage-backed securities. The effects of these increases in cash and cash equivalents were partly offset by a $43.0 million increase in net outstanding loans, purchases of premises and equipment of $1.4 million, stock repurchases totaling $5.7 million and cash dividend payments of $2.1 million. The total deal value of the Trinity acquisition of $37.8 million was funded by the issuance of 1,280,052 shares of common stock valued at $16.7 million with the remaining $18.8 million in consideration provided by an increase in borrowed money. Management expects that the level of cash and cash equivalents will decrease in 2006 as these assets are used to fund additional loan growth.

     Investment securities increased by $1.0 million, or 1.9%, from $52.4 million at December 31, 2004, to $53.4 million at December 31, 2005. This increase was primarily the result of $5.3 million in investment securities acquired from Trinity. During 2005, the Company sold $9.4 million in investment securities, experienced maturities and calls of $5.1 million in investments, and purchased $10.6 million in investment securities. Management expects that outstanding investment securities will decrease during 2006 as the proceeds from maturities will be used to repay borrowed money and fund future loan growth. Mortgage-backed securities decreased by $11.0 million, or 13.5%, from $81.2 million at the end of 2004, to $70.2 million at the end of 2005. This decrease was primarily due to the maturity and principal amortization of $20.2 million of mortgage-backed securities, the sale of $30.3 million of mortgage-backed securities, and the purchase of $8.8 million of mortgage-backed securities during the year. In addition, the Company acquired $32.2 million in mortgage-backed securities in the Trinity acquisition. Management expects that the principal amortization of its mortgage-backed securities portfolio will decrease in 2006 as mortgage loan interest rates increase during the year. Management plans to reinvest the proceeds received from mortgage-backed securities into higher-yielding commercial and consumer loans as cash flows are generated from these investments through maturities and principal and interest payments.

     Net loans outstanding increased by $154.1 million, or 49.0%, from $314.1 million at December 31, 2004, to $468.2 million at December 31, 2005. Approximately $112.8 million, or 73.2%, of net loan growth was due to the acquisition of Trinity. The remaining loan growth of $41.3 million, or 26.8%, was generated organically. Management continues to emphasize the origination of shorter-term commercial real estate and consumer loans. During 2005, these loans, which include construction loans, multifamily residential loans, nonresidential real estate loans, consumer loans, and commercial business loans, increased by $149.5 million, or 66.3%, to $375.0 million at December 31, 2005. Also during 2005, the Company's portfolio of one-to-four family residential loans increased from $91.7 million to $98.6 million. The Company originates and closes substantially all new fixed-rate one-to-four family residential loans as a broker for an independent third party on a servicing-released basis. This generates additional fee income and reduces the potential adverse effects of rising interest rates on the Company's future earnings that normally result from holding long-term fixed-rate loans. Management expects that in 2006 the Company's portfolio of one-to-four family dwelling loans will decrease while the remaining loan portfolio continues to experience strong growth due to the Company's expansion into the York County, South Carolina market with a loan production office during the first quarter of 2006 and the continued strong local economy of the Charlotte metropolitan area.

     Also during 2005, the Company opened a full-service office in Belmont, North Carolina, and acquired three full-service offices from the Trinity Bank acquisition. As a result, premises and equipment increased by $2.4 million, or 14.2%, to $19.8 million at December 31, 2005. The Company plans to enter into the York County, South Carolina market with a loan production office in the first quarter of 2006.

     Total liabilities increased by $180.2 million, or 41.3%, from $436.6 million at December 31, 2004, to $616.8 million at December 31, 2005. This increase was primarily due the $152.2 million of liabilities acquired in the Trinity acquisition. The remaining $28.0 million increase was primarily due to a $6.5 million increase in deposits and a $20.2 million increase in borrowed money. Total deposits increased by $142.8 million, or 38.1%, from $374.7 million at December 31, 2004, to $517.5 million at December 31, 2005. The Trinity acquisition accounted for a $135.6 million increase in deposits. A large portion of the organic increase of $6.5 million in deposits came from core deposits, which management considers to be checking accounts, money market accounts, and savings accounts. This continued increase in core deposits reflects management's commitment to building new and enhancing existing customer relationships through improving technology and an expanding branch network. Borrowed money increased by $35.6 million, or 63.8%, from 2004 to 2005. This increase was partly due $15.6 million in borrowed money acquired from Trinity. The remaining increase in borrowed money was primarily used for the purpose of providing funds to acquire Trinity. Management expects that the level of borrowed money will decrease in 2006 as maturing advances are repaid using funds from maturing investment securities.

     Total stockholders' equity increased by $11.9 million, or 16.4%, from $72.4 million at December 31, 2004 to $84.3 million at December 31, 2005. This increase was primarily due to the issuance of 1,280,052 shares of common stock totaling $16.8 million in conjunction with the acquisition of Trinity. In addition, the Company recognized $3.3 million in net income for the year.

     These increases were partly offset by the repurchase of 443,923 shares of common stock for $5.7 million at an average price of $12.74 per share. These shares were repurchased as a part of stock repurchase plans announced in May 2004 and February 2005. The May 2004 repurchase plan provided for the repurchase of up to 815,000 shares of stock, or approximately 10% of the outstanding shares. All of the shares authorized under this plan were repurchased by February 2005. The February 2005 repurchase plan provided for the repurchase of 370,000 shares, or 5.0% of the outstanding shares. As of December 31, 2005, the Company had repurchased 354,923 shares under the plan and had 15,077 shares remaining to be repurchased. Management plans to continue to repurchase shares of common stock in the Company at prices that are considered to be attractive and in the best interests of both the Company and its stockholders. Total stockholders' equity also decreased in 2005 as a result of the payment of $2.1 million in cash dividends, or $0.28 per share, and a $1.1 million increase in accumulated net unrealized losses on investments available for sale.

     RESULTS OF OPERATIONS

     The following discussion relates to operations for the year ended December 31, 2005, compared to the year ended December 31, 2004, as well as the year ended December 31, 2004, compared to the year ended December 31, 2003. The net income of the Company is heavily dependent upon net interest income. Net interest income is the difference between the interest earned on loans, investment and mortgage-backed securities, and interest-bearing deposits in other banks, offset by the interest paid on deposits and borrowings.

     COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

     Net income was $3.3 million, or $0.45 per diluted share, for the year ended December 31, 2005, compared to $3.0 million, or $0.38 per diluted share, for the year ended December 31, 2004. The earnings provided a return on average equity of 4.40% in 2005, compared to 3.78% in 2004, and a return on average assets of 0.60% in 2005, compared to 0.59% in 2004.

     Net interest income, the Company's largest source of income, increased by $2.3 million, or 17.6%, to $15.5 million during the year ended December 31, 2005, compared to $13.2 million for the year ended December 31, 2004. This increase was due in part to a 22 basis point increase in the average net interest rate spread from 2.78% for 2004 to 3.00% for 2005. This increase was largely due to a series of 25 basis point increases in the federal funds rate by the Federal Reserve Board that resulted in a 2.00% increase in the prime-lending rate during the year to 7.25% at December 31, 2005. Approximately 57% of the Company's loan portfolio reprices each month, the majority of which are tied to the prime lending rate. This also contributed to a 25 basis point increase in the Company's net interest margin from 2.98% in 2004 to 3.23% in 2005. As interest rates stabilize, the Company's net interest margin will come under some pressure as its portfolio of time deposits reprices at higher market rates without any offsetting increases in the yield on its prime-based loan portfolio. During 2005, the Company's ratio of average interest-bearing assets to average interest-bearing liabilities decreased from 111.0% in 2004 to 109.4% in 2005. This declining ratio of average interest-earning assets to average interest-bearing liabilities, which partly offset the positive effect of the increased net interest rate spread, was due primarily from the repurchase of 443,923 shares of common stock for $5.7 million.

     Interest income for the year ended December 31, 2005, increased by $5.8 million, or 27.7%, to $26.9 million. This increase was primarily due to a $37.0 million, or 8.4%, increase in average interest-earning assets from $442.5 million in 2004 to $479.5 million in 2005, coupled with an 85 basis point, or 17.8%, increase in the average yield on interest-earning assets to 5.62% for 2005. During the year, average outstanding loans increased by $53.1 million, or 18.0%, from $294.6 million to $347.7 million, while the average yield on loans increased from 5.47% to 6.36% from 2004 to 2005. These changes were primarily the result acquiring $112.8 million in loans from the Trinity acquisition in October 2005, organic loan growth of $43.0 million during the year, and a 2.0% increase in the prime-lending rate during the year. As a result, interest income on loans increased by $6.0 million, or 37.3%, to $22.1 million in 2005.

     Interest earned on interest-bearing bank balances increased by $321,000, or 226.1%, to $463,000 in 2005. The average balance of interest-bearing bank balances increased by $1.8 million, or 15.5%, to $13.4 million and the average yield on these deposits increased by 224 basis points to 3.46%. Interest earned on investment securities decreased by $303,000, or 15.9%, to $1.6 million in 2005. This increase in interest income was primarily due to a $9.1 million, or 16.8%, decrease in the average outstanding balance of investment securities to $45.1 million in 2005. The average yield on investment securities increased by four basis points to 3.55% for 2005 due to the increased level of short-term interest rates during 2005. Interest income from mortgage-backed securities decreased by $192,000, or 6.5%, to $2.8 million in 2005. This decrease was largely due to an $8.7 million, or 10.7%, decrease in the average balance of mortgage-backed securities to $73.3 million during 2005. Also, during 2005, the average yield on mortgage-backed securities increased from 3.59% to 3.76%, due in part to slower prepayment levels resulting from higher mortgage interest rates during the year. Management expects the levels of investment and mortgage-backed securities will decline during 2006, with the proceeds of any sales, maturities, and normal amortization, to be used to fund additional loan originations, stock repurchases, and repayments on maturing borrowed money.

     Interest expense increased $3.5 million, or 44.4%, to $11.5 million for the year ended December 31, 2005. This increase was due to a $39.5 million, or 9.9%, increase in average interest-bearing liabilities from $398.8 million in 2004 to $438.3 million in 2005. In addition, the average cost of funds increased by 63 basis points, or 31.7%, to 2.62% in 2005. Interest expense on deposits increased $2.8 million, or 46.5%, to $9.0 million in 2005. This increase was primarily due to a $26.3 million, or 7.6%, increase in average deposits in 2005 and a 64 basis point, or 36.1% increase in the cost of deposits to 2.41% in 2005. Average deposits increased due to $135.6 million in deposits acquired from Trinity in October 2005 and $6.5 million in organic growth. The cost of funds increased due to the 2.0% increase in short-term rates during 2005. Interest paid on borrowed money increased by $676,000, or 37.2%, to $2.5 million in 2005. Average borrowings increased by $13.1 million, or 24.8%, to $66.2 million at December 31, 2005, while the average rate paid on borrowings increased from 3.42% in 2004 to 3.76% in 2005 due to higher market interest rates in 2005. Management expects that the cost of funds for deposits and borrowings will increase in 2006 if short-term interest rates continue to increase.

     The Company provided $985,000 and $330,000 in loan loss provisions for the years ended December 31, 2005 and 2004, respectively. The allowance for loan losses as a percentage of loans was 1.08% at December 31, 2005, and 0.95% at December 31, 2004. The provision for loan losses increased due to strong organic growth in the Company's loan portfolio of $43.0 million, coupled with net charge-offs of $400,000 during the year. The level of nonperforming loans increased by $1.6 million to $2.6 million at December 31, 2005. As a result, the ratio of nonperforming loans to net loans increased from 0.30% at December 31, 2004, to 0.54% at December 31, 2005. Also, real estate owned increased by $351,000 to $1.2 million at December 31, 2005. All of the properties acquired through foreclosure are one-to-four family residential properties and residential lots that are in various stages of disposition. As a result, the ratio of nonperforming assets to total assets increased from 0.34% at December 31, 2004, to 0.53% at December 31, 2005. Refer to "Allowance for Loan Losses" for further discussion.

     For the year ended December 31, 2005, noninterest income decreased by $383,000, or 7.9%, from $4.8 million to $4.4 million. Excluding the net gain on sale of securities and other assets of $674,000 for the year ended December 31, 2004, and $62,000 for the year ended December 31, 2005, noninterest income increased by $229,000, or 5.5%. The Company experienced increases of $60,000 in fee income on deposit accounts, $27,000 from mortgage banking and lending activities, $39,000 in commissions on sale of financial products, $59,000 in dividends on FHLB stock, $23,000 from the cash value of bank-owned life insurance, and $116,000 in other noninterest income. Part of the reason for these increases was the additional noninterest income generated during the last two months of the year from the Trinity acquisition. The increase in mortgage-banking and loan fee income was primarily due to an increased amount of fee income from commercial and consumer loans. This increase was partly offset by decreased mortgage banking fees of $35,000 in 2005 as compared to 2004. This was largely due to an increase in longer-term mortgage interest rates during 2005 which resulted in fewer mortgage loan originations. Management expects that mortgage lending activity will continue to slow down in 2006 if long-term mortgage interest rates continue to rise during the year. Fee income on deposit accounts was higher largely due to the increased number of accounts which resulted in an increase in fees generated from overdrawn checking accounts. Management believes that a continued focus on growing retail and commercial checking accounts will result in a moderate improvement in fee income on deposit accounts in 2006. The increase on dividends on FHLB stock is directly related to the rate paid by the FHLB and the number of outstanding shares (based on outstanding advances). Management expects that the dividend rate paid by the FHLB will increase in 2006 due to recent increases in short-term interest rates. Commissions earned from the sale of uninsured products is expected to continue to increase as the Company added an additional sales representative from the Trinity acquisition. These increases in noninterest income were partly offset by a $95,000 reduction in the fair value adjustment on deferred compensation assets which is offset by a corresponding decrease in compensation expense, resulting in no net impact on net income. During 2006, the Company will realize the benefits of the Trinity acquisition for the entire year, resulting in an expected continued increase in noninterest income.

     Gain on sale of securities decreased by $612,000, or 90.8%, from 2004 to 2005. During the year ended December 31, 2004, the Company sold $1.8 million in investment securities and $6.4 million in mortgage-backed securities at a net gain of $454,000. The proceeds from these sales were used to generate funds to repurchase shares of stock and originate loans. During the year ended December 31, 2005, the Company sold $9.4 million in investment securities and $30.3 million in mortgage-backed securities at a net gain of $17,000. Most of these sales were from securities acquired from Trinity. These proceeds were primarily used to repurchase additional investments that were more reflective of the Company's investment philosophy of investing in shorter-term investment securities and mortgage-backed securities that provide a stable level of cash flow to fund future loan growth. The Company also recognized a $45,000 net gain on sale of both $517,000 of other real estate owned and $191,000 of premises and equipment.

     Noninterest expense increased by $710,000, or 5.2%, from $13.6 million in 2004 to $14.3 million in 2005. This increase was largely due to the acquisition of Trinity, which added approximately 35 employees and three additional full-service offices, and the opening of a new full-service office in Belmont, North Carolina. As a result, compensation expense increased $692,000, or 10.5% from $6.6 million in 2004 to $7.3 million in 2005. The Company integrated the back-office functions of Trinity during the first quarter of 2006, which will result in a decrease of approximately eight employees. In addition, the Company opened a loan production office in Rock Hill, South Carolina, during the first quarter of 2006, which will be staffed by two additional employees. Occupancy expense increased by $322,000, or 18.1%, primarily due to the increase in the number of full-service offices from 11 at the end of 2004 to 15 at the end of 2005. No additional full-service offices are planned for 2006. The Company also experienced merger and conversion expenses in 2005 in the amount of $384,000. No additional material merger-related expenses are anticipated for 2006. Data processing increased by $131,000, or 59%, due to the operation of two computer systems resulting from the Trinity acquisition. The Company plans to consolidate these two systems during the first quarter of 2006. Other noninterest expense, which includes expenses related to employee travel and training, deposit operations, loan administration, financial reporting, franchise and other taxes, and other miscellaneous items, increased by $300,000, or 16.1%, primarily due expenses related to operating a much larger organization. In addition, modest increases were experienced in the areas of NOW account expense ($42,000) and professional services ($5,000). The Company expects to realize annualized pretax cost savings of approximately $800,000 after the completion of the computer and back-office integration of Trinity after the first quarter of 2006. Most of these savings are expected to come from consolidating the back office functions of Trinity into the existing operations of the Company and the consolidation of the two computer systems.

     The Company experienced modest decreases in expense related to office supplies ($80,000), advertising ($54,000), telephone ($34,000), and amortization of intangible assets ($16,000). Advertising costs are expected to increase in 2006 as part of the Company's efforts to retain Trinity customers and build brand recognition in a new market. The Company has focused much of its marketing efforts on increasing its core deposits. The Company will continue to focus on building new retail and commercial loan and deposit relationships in 2006. In addition, the amortization of intangible assets is expected to increase to $734,000 in 2006, from $409,000 in 2005, due to the amortization of the core deposit intangible created as a result of the Trinity acquisition. The core deposit intangible resulting from the Trinity acquisition has a balance of $2.3 million, which is being amortized over an eight-year period on an accelerated basis. Management expects that noninterest expense will increase in 2006 as the Company operates a larger organization that includes four additional offices.

     Effective December 31, 2004, management determined that unrealized losses on $2.0 million in perpetual preferred stock issued by Fannie Mae and $2.0 million in perpetual preferred stock issued by Freddie Mac were "other-than-temporary" impairments. As a result, management recorded a noncash, pretax loss of $983,000. The unrealized losses on these securities were considered to be "other-than-temporary" by management for the following reasons:
1) both Fannie Mae and Freddie Mac had experienced recent accounting irregularities that have resulted in restated financial results from prior periods; 2) the yield on perpetual preferred stock recently issued by Fannie Mae is much higher than the yield of the preferred stock held by the Company, which decreased the value of the Company's security; 3) the preferred stock for Fannie Mae was downgraded and the preferred stock for both Companies are on a negative watch list; 4) the Freddie Mac preferred stock repriced in December 2004, yet it continued to have significant unrealized losses at year end; 5) neither of the preferred stock issues had stated maturity dates, so the recovery of the unrealized losses is not expected to occur in the foreseeable future. The credit issues facing Fannie Mae and Freddie Mac only affected the performance of the Company's perpetual preferred stock. The Company did not own any other perpetual preferred stock at December 31, 2004. Management did not consider any unrealized losses on its investment securities to be "other-than-temporary" as of December 31, 2005, since all unrealized losses were considered to be due to temporary changes in interest rates.

     The Company's provision for income taxes was $1.3 million and $1.1 million for the years ended December 31, 2005 and 2004, respectively. The change was primarily due to a $563,000 increase in pretax income. The effective tax rate increased from 26.7% to 28.8% due to a smaller percentage of income being derived from tax-advantaged assets such as municipal securities, U.S. Government Agency securities, and bank-owned life insurance that generate tax-exempt income. Management expects that the effective tax rate for 2006 will increase as a smaller percentage of pretax income is expected to be derived from tax-advantaged assets.

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

     Net interest income, the Company's largest source of income, decreased slightly in 2004 by $70,000, or 0.5%. This decrease was due in part to the declining ratio of average interest-earning assets to average interest-bearing liabilities during 2004. The Company's ratio of average interest-earning assets to average interest-bearing liabilities decreased from 118.65% in 2003 to 110.96% in 2004 due primarily from the repurchase of 1,250,000 shares of common stock for $16.4 million. The Company's net interest margin increased slightly from 2.94% in 2003 to 2.98% in 2004. However, the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities has improved by 21 basis points from 2.57% in 2003 to 2.78% in 2004. This increase was largely due to a series of 25 basis point increases in the federal funds rate by the Federal Reserve Board that resulted in a 1.25% increase in the prime-lending rate during the year to 5.25% at December 31, 2004. Approximately 57% of the Company's loan portfolio reprices each month, the majority of which are tied to the prime lending rate. As such, management believes that the Company's net interest margin and resulting net interest income will improve in 2005, if short-term interest rates continue to increase, prepayments on loans and mortgage-backed securities slow to more normalized levels, and loan demand improves. However, if short-term interest rates decline, loan prepayments accelerate, or loan demand slows, management's expectations for 2005 may not be realized.

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

     Gain on sale of securities decreased by $567,000, or 55.6%, from 2003 to 2004. During the year ended December 31, 2004, the Company sold $1.8 million in investment securities and $6.4 million in mortgage-backed securities at a net gain of $454,000. The proceeds from these sales were used to generate funds to repurchase shares of stock and originate loans. During the year ended December 31, 2003, the Company sold $8.1 million in investment securities and $12.2 million in mortgage-backed securities at a net gain of $1.0 million. These gains were used to offset the impact of vesting a portion of the shares of common stock granted in the Citizens South Banking Corporation 2003 Recognition and Retention Plan, which is described in "Note - 14 Employee Benefit Plans" under
Item 8. of this report. The Company also recognized a $219,000 increase in net gain on sale of other assets from 2003 to 2004. This increase was primarily due to the sale of a branch office in 2004 that resulted in a gain of $218,000. The operations of this office were consolidated into the new corporate office in May 2004 and the office was subsequently vacated. The office was sold for $374,000 in December 2004.

     Noninterest expense decreased by $262,000, or 1.9%, from $13.9 million in 2003 to $13.6 million in 2004. The primary reasons for this decrease were a $702,000 decrease in compensation, a $1.3 million prepayment penalty on FHLB advances in 2003, and a $249,000 reduction in the amortization of intangible assets. The $702,000, or 9.6%, decrease in compensation was largely due to a $694,000 reduction in the vesting expense of the common stock granted in the Citizens South Banking Corporation 2003 Recognition and Retention Plan. The vesting schedule for this stock is 30% in 2003 and 10% in 2004 and each year thereafter until completely vested. Management expects that compensation expense will increase in 2005 as additional loan officers are hired to increase loan production, personnel are hired to staff a new office in Belmont, North Carolina and a loan production office in Cornelius, North Carolina, and unvested options are expensed in accordance with SFAS No. 123 (revised), Share Based Payment. The $1.3 million prepayment penalty in 2003 was associated with the restructuring of $15.0 million in borrowed funds. This action was taken by the Company in an effort to capitalize on historically low interest rates, lower the Company's cost of funds, and improve the Company's net interest margin. This restructuring is expected to reduce interest expense by approximately $1.7 million over a five-year period. The amortization of intangible assets decreased by $249,000, or 37.0%, during 2004. The Company's core deposit intangible is being amortized over a eight-year period on an accelerated basis. The unamortized balance of the core deposit intangible as of December 31, 2004, was $783,000. Management expects the expense from the amortization of intangible assets to continue to decrease in 2005. The Company also realized moderate decreases in NOW account expenses, professional expenses, and deposit insurance. Management expects that these expenses will increase moderately in 2005, as the number of checking accounts is expected to increase and additional professional services are expected to be needed due to changing laws and regulations.

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

     NET INTEREST INCOME

     The net income of the Company is heavily dependent upon net interest income. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. The following table sets forth certain information relating to the Company for the years ended December 31, 2005, 2004 and 2003. For the years indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made.

     TABLE 1
     AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

                                                  December 31, 2005                    December 31, 2004
                                        ------------------------------------   ----------------------------------
                                                      Interest     Average                  Interest    Average
                                         Average      Income/       Yield/      Average     Income/      Yield/
(Dollars in Thousands)                   Balance      Expense        Cost       Balance     Expense       Cost
--------------------------------------  ----------   ----------   ----------   ----------  ----------  ----------
ASSETS:
Interest-earning assets:
  Loans receivable (1) ...............  $  347,720   $   22,128         6.36%  $  294,647  $   16,116        5.47%
  Interest-bearing bank deposits .....      13,394          463         3.46       11,598         142        1.22
  Investment securities ..............      45,113        1,603         3.55       54,234       1,906        3.51
  Mortgage-backed securities .........      73,283        2,754         3.76       82,025       2,946        3.59
                                        ----------   ----------   ----------   ----------  ----------  ----------
Total interest-earning assets ........     479,510       26,948         5.62      442,504      21,110        4.77
Noninterest-earning assets ...........      63,801                                 57,433
                                        ----------                             ----------

Total assets .........................  $  543,311                             $  499,937
                                        ==========                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  Demand deposit accounts ............  $   36,798   $      211         0.57%  $   32,964  $      103        0.31%
  Money market deposit accounts ......      78,092        1,791         2.29       59,121         842        1.42
  Savings accounts ...................      26,219          159         0.61       32,802         165        0.50
  Certificates of deposit ............     231,000        6,816         2.95      220,838       5,017        2.27
  Borrowed funds .....................      66,199        2,492         3.76       53,053       1,816        3.42
                                        ----------   ----------   ----------   ----------  ----------  ----------
Total interest-bearing liabilities ...     438,308       11,469         2.62      398,779       7,943        1.99
                                                     ----------                            ----------
Noninterest-bearing liabilities ......      30,641                                 22,966
                                        ----------                             ----------
Total liabilities ....................     468,949                                421,745

Stockholders' equity .................      74,362                                 78,192
                                        ----------                             ----------

Total liabilities and equity .........  $  543,311                             $  499,937
                                        ==========                             ==========

Net interest income ..................               $   15,479                            $   13,167
                                                     ==========                            ==========

Interest rate spread (2) .............                                  3.00%                                2.78%
                                                                  ==========                           ==========

Net interest margin (3) ..............                                  3.23%                                2.98%
                                                                  ==========                           ==========

Ratio of average interest-earning
 assets to avg. interest-bearing
 liabilities .........................      109.40%                                110.96%
                                        ==========                             ==========

                                                 December 31, 2003
                                         ----------------------------------
                                                      Interest    Average
                                          Average     Income/      Yield/
(Dollars in Thousands)                    Balance     Expense       Cost
--------------------------------------   ----------  ----------  ----------
ASSETS:
Interest-earning assets:
  Loans receivable (1) ...............   $  297,517  $   16,798        5.65%
  Interest-bearing bank deposits .....       22,847         249        1.09
  Investment securities ..............       38,523       1,496        3.88
  Mortgage-backed securities .........       91,939       3,426        3.73
                                         ----------  ----------  ----------
Total interest-earning assets ........      450,826      21,969        4.87
Noninterest-earning assets ...........       44,372
                                         ----------
Total assets .........................   $  495,198
                                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  Demand deposit accounts ............       28,525          91        0.32%
  Money market deposit accounts ......       43,097         550        1.28
  Savings accounts ...................       39,705         305        0.77
  Certificates of deposit ............      217,395       5,555        2.56
  Borrowed funds .....................       51,238       2,231        4.35
                                         ----------  ----------  ----------
Total interest-bearing liabilities ...      379,960       8,732        2.30
                                                     ----------
Noninterest-bearing liabilities ......       21,365
                                         ----------
Total liabilities ....................      401,325

Stockholders' equity .................       93,873
                                         ----------

Total liabilities and equity .........   $  495,198
                                         ==========

Net interest income ..................               $   13,237
                                                     ==========

Interest rate spread (2) .............                                 2.57%
                                                                 ==========

Net interest margin (3) ..............                                 2.94%
                                                                 ==========

Ratio of average interest-earning
 assets to avg. interest-bearing
 liabilities .........................       118.65%
                                         ==========

----------
(1)  Average loan balances include nonaccrual loans.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-earning liabilities.
(3) Net interest margin is calculated by dividing net interest income by average interest-earning assets.

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

     TABLE 2
     VOLUME AND RATE VARIANCE ANALYSIS

                                              For The Year Ended                        For the Year Ended
                                    December 31, 2005 vs December 31, 2004    December 31, 2004 vs December 31, 2003
                                              Increase (Decrease)                       Increase (Decrease)
                                                    Due to                                    Due to
                                    --------------------------------------    --------------------------------------
(In Thousands)                        Volume         Rate           Net         Volume         Rate           Net
---------------------------------   ----------    ----------    ----------    ----------    ----------    ----------
Interest income:
  Loans receivable ..............   $    3,151    $    2,861    $    6,012    $     (161)   $     (521)   $     (682)
  Interest-bearing bank deposits            25           296           321          (143)           36          (107)
  Investment securities .........         (324)           21          (303)          534          (124)          410
  Mortgage-backed securities ....         (340)          148          (192)         (359)         (121)         (480)
                                    ----------    ----------    ----------    ----------    ----------    ----------
Total interest income ...........        2,512         3,326         5,838          (129)         (730)         (859)
                                    ----------    ----------    ----------    ----------    ----------    ----------

Interest expense:
  Deposits ......................          524         2,326         2,850           234          (608)         (374)
  Borrowed funds ................          482           194           676            82          (497)         (415)
                                    ----------    ----------    ----------    ----------    ----------    ----------

Total interest expense ..........        1,006         2,520         3,526           316        (1,105)         (789)
                                     ---------    ----------    ----------    ----------    ----------    ----------

Net interest income .............   $    1,506    $      806    $    2,312    $     (445)   $      375    $      (70)
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

     TABLE 3
     LOAN PORTFOLIO

                                        December 31, 2005          December 31, 2004          December 31, 2003
                                    ------------------------   ------------------------    ------------------------
                                      Amount        Percent      Amount        Percent       Amount        Percent
                                    ----------    ----------   ----------    ----------    ----------    ----------
                                                                (Dollars in Thousands)
Real estate loans:
   One-to-four family residential   $   98,635         20.83%  $   91,714         28.92%   $  102,751         34.48%
   Multifamily residential              24,594          5.19       10,632          3.35        11,987          4.02
   Construction                         62,687         13.24       25,033          7.89         8,913          2.99
   Nonresidential                      185,319         39.13      114,551         36.12        94,357         31.66
                                    ----------    ----------   ----------    ----------    ----------    ----------
Total real estate loans                371,235         78.39      241,930         76.28       218,008         73.15
Commercial business loans               30,128          6.36       14,002          4.41        14,001          4.70
Consumer loans                          72,237         15.25       61,245         19.31        66,020         22.15
                                    ----------    ----------   ----------    ----------    ----------    ----------

Total gross loans                      473,600        100.00%     317,177        100.00%      298,029        100.00%
                                                  ==========                 ==========                  ==========
Less:
   Deferred loan fees, net                 264                         21                          34
   Allowance for loan losses             5,104                      3,029                       2,969
                                    ----------                 ----------                  ----------

Total loans, net                    $  468,232                 $  314,127                  $  295,026
                                    ==========                 ==========                  ==========

                                        December 31, 2002          December 31, 2001
                                    -----------------------    -----------------------
                                      Amount        Percent      Amount        Percent
                                    ----------   ----------    ----------   ----------
                                                  (Dollars in Thousands)
Real estate loans:
   One-to-four family residential   $  140,360        46.32%   $  191,522        56.74%
   Multifamily residential               8,962         2.96         8,696         2.58
   Construction                          9,903         3.27        11,219         3.32
   Nonresidential                       69,313        22.88        53,110        15.74
                                    ----------   ----------    ----------   ----------
Total real estate loans                228,538        75.43       264,547        78.38
Commercial business loans               12,084         3.99         6,930         2.05
Consumer loans                          62,368        20.58        66,058        19.57
                                    ----------   ----------    ----------   ----------

Total gross loans                      302,990       100.00%      337,535       100.00%
                                                 ==========                 ==========
Less:
   Deferred loan fees, net                  89                         78
   Allowance for loan losses             2,995                      3,136
                                    ----------                 ----------
Total loans, net                    $  299,906                 $  334,321
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

     The following table represents the maturity distribution of the Company's loans by type, including fixed rate loans, as of December 31, 2005. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

     TABLE 4
     MATURITY DISTRIBUTION OF LOAN PORTFOLIO

                                     One year      One to     Over Five
                                     or Less     Five Years      Years        Total
                                    ----------   ----------   ----------   ----------
                                                     (In thousands)
Real Estate:
  One-to-four family residential    $    3,570   $   11,784   $   83,281   $   98,635
  Multifamily residential .......          259       15,395        8,940       24,594
  Construction ..................       37,409       22,061        3,217       62,687
  Nonresidential ................       31,683      128,791       24,845      185,319
Commercial business .............       15,864       14,240           24       30,128
Consumer ........................        3,762        7,657       60,818       72,237
                                    ----------   ----------   ----------   ----------
Total loans .....................   $   92,547   $  199,928   $  181,125   $  473,600
                                    ==========   ==========   ==========   ==========

     The following table sets forth the dollar amount of all loans as of December 31, 2005, for which final payment is not due until after December 31, 2006. The table also shows the amount of each type of loan that has a fixed rate of interest and those that have an adjustable rate of interest.

     TABLE 5
     INTEREST RATE DISTRIBUTION OF LOAN PORTFOLIO

                                      Fixed      Adjustable
                                      Rates         Rates       Total
                                    ----------   ----------   ----------
                                               (In thousands)
Real Estate Loans:
   One-to-four family residential   $   35,846   $   59,219   $   95,065
   Multifamily residential ......        9,708       14,627       24,335
   Construction .................        6,668       18,610       25,278
   Nonresidential ...............       54,805       98,831      153,636
                                    ----------   ----------   ----------
Total real estate loans .........      107,027      191,287      298,314
Commercial business .............        5,966        8,298       14,264
Consumer loans ..................        5,998       62,477       68,475
                                    ----------   ----------   ----------
   Total loans ..................   $  118,991   $  262,062   $  381,053
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

     TABLE 6
     SCHEDULE OF NONPERFORMING ASSETS

                                                                        December 31,
                                             ------------------------------------------------------------------
                                                2005          2004          2003          2002          2001
                                             ----------    ----------    ----------    ----------    ----------
                                                                   (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
    One-to-four family residential .......   $      681    $      627    $      193    $      329    $      756
    Multifamily residential ..............            0             0             0             0            70
    Construction .........................          956             0             0            90             0
    Nonresidential real estate ...........          397           209            20             0             0
Commercial business ......................          274            30           203            21           150
Consumer .................................          243            80           113            76           196
                                             ----------    ----------    ----------    ----------    ----------
Total nonaccrual loans ...................        2,551           946           529           516         1,172
Accruing loans which were contractually
    past due 90 days or more .............            0             0             0             0             0
                                             ----------    ----------    ----------    ----------    ----------
Total nonperforming loans ................        2,551           946           529           516         1,172
Real estate owned ........................        1,157           806           145         1,307         1,470
                                             ----------    ----------    ----------    ----------    ----------

Total nonperforming assets ...............   $    3,708    $    1,752    $      674    $    1,823    $    2,642
                                             ==========    ==========    ==========    ==========    ==========

Nonperforming loans to total loans .......         0.54%         0.30%         0.18%         0.17%         0.35%

Nonperforming assets to total assets .....         0.53%         0.34%         0.14%         0.37%         0.59%

     Real Estate Acquired in Settlement of Loans. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Generally, foreclosed assets are held for sale and such assets are carried at the lower of cost or market value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. At December 31, 2005, we had $1.2 million in real estate acquired in settlement of loans. This balance is comprised of seven single-family residences and twelve residential lots located in the Bank's normal lending area. These properties are in various stages of disposition.

     Restructured Loans. Under accounting principles generally accepted in the United States of America ("GAAP"), we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrowers that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. We had three restructured loans as of December 31, 2005, totaling $1.1 million.

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

     As of December 31, 2005, we had $4.8 million in assets classified substandard, $508,000 classified doubtful, and no assets classified as loss. The aggregate amount designated special mention as of December 31, 2005, was $3.5 million. Pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," management determined that impaired loans were not material as of December 31, 2005.

     As of December 31, 2004, we had $3.5 million classified as substandard, $202,000 classified as doubtful and no assets classified as loss. The aggregate amount designated special mention was $5.0 million. Pursuant to SFAS 114, management determined that impaired loans were not material as of December 31, 2004.

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

     At December 31, 2005, we had an allowance for loan losses of $5.1 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for risks inherent in the remaining loan portfolios. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination. The following table sets forth an analysis of our allowance for loan losses.

     TABLE 7
     ALLOWANCE OF LOAN LOSSES

                                                                 At and For the Twelve Months Ended
                                                                            December 31,
                                                 ------------------------------------------------------------------
                                                    2005          2004          2003          2002          2001
                                                 ----------    ----------    ----------    ----------    ----------
                                                                             (Dollars in Thousands)
Allowance at beginning of period .............   $    3,029    $    2,969    $    2,995    $    3,136    $    1,566
Charge-offs:
   One-to-four family residential ............            5            14             0            16             0
   Nonresidential mortgage loans .............          182           174             0           175             0
   Commercial business loans .................          158            76             0           150             0
   Consumer loans ............................           76            14            94            42           104
                                                 ----------    ----------    ----------    ----------    ----------
Total charge-offs ............................   $      421    $      278    $       94    $      383    $      104

Recoveries:
   One-to-four family residential ............            0             0             0             0             0
   Nonresidential mortgage loans .............            5             1             0             0             0
   Commercial business loans .................           14             4             0             0             0
   Consumer loans ............................            2             3             8            17             1
                                                 ----------    ----------    ----------    ----------    ----------
Total recoveries .............................   $       21    $        8    $        8    $       17    $        1
                                                 ----------    ----------    ----------    ----------    ----------
Net charge-offs ..............................   $      400    $      270    $       86    $      366    $      103
Provision for loan losses ....................          985           330            60           225           120
Allowance acquired in acquisition ............        1,490             0             0             0         1,553
                                                 ----------    ----------    ----------    ----------    ----------
   Allowance at end of period ................   $    5,104    $    3,029    $    2,969    $    2,995    $    3,136
                                                 ==========    ==========    ==========    ==========    ==========

Allowance for loan losses to total gross loans         1.08%         0.95%         1.00%         0.99%         0.93%

Net charge-offs to average loans .............         0.12%         0.09%         0.03%         0.11%         0.06%

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

     TABLE 8
     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                        December 31, 2005            December 31, 2004            December 31, 2003
                                    -------------------------    -------------------------    -------------------------
                                                      % of                         % of                         % of
                                      Amount      Total Loans      Amount      Total Loans      Amount      Total Loans
                                    ----------   ------------    ----------   ------------    ----------   ------------
                                                                  (Dollars in Thousands)
Real estate loans:
   One-to-four family residential   $      300          20.83%   $      250          28.92%   $      399          33.48%
   Multifamily residential ......          250           5.19           100           3.35           100           4.02
   Construction .................          500          13.24           300           7.89           150           2.99
   Nonresidential ...............        1,854          39.13           609          36.12           550          31.66
                                    ----------   ------------    ----------   ------------    ----------   ------------
Total real estate loans .........        2,904          78.39         1,259          76.28         1,199          73.15
Commercial business .............        1,000           6.36           600           4.41           600           4.70
Consumer loans ..................        1,200          15.25         1,171          19.31         1,170          22.15
                                    ----------   ------------    ----------   ------------    ----------   ------------
Total allowance for loan losses .   $    5,104         100.00%   $    3,029         100.00%   $    2,969         100.00%
                                    ==========   ============    ==========   ============    ==========   ============

                                        December 31, 2002            December 31, 2001
                                    -------------------------    -------------------------
                                                      % of                         % of
                                      Amount      Total Loans      Amount      Total Loans
                                    ----------   ------------    ----------   ------------
                                                    (Dollars in Thousands)
Real estate loans:
   One-to-four family residential   $      475          46.32%   $      800          56.74%
   Multifamily residential ......          100           2.96           100           2.58
   Construction .................          150           3.27           150           3.32
   Nonresidential ...............          500          22.88           225          15.74
                                    ----------   ------------    ----------   ------------
Total real estate loans .........        1,225          75.43         1,275          78.38
Commercial business .............          600           3.99           744           2.05
Consumer loans ..................        1,170          20.58         1,117          19.57
                                    ----------   ------------    ----------   ------------
Total allowance for loan losses .   $    2,995         100.00%   $    3,136         100.00%
                                    ==========   ============    ==========   ============

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

     TABLE 9
     DEPOSIT PORTFOLIO COMPOSITION

                                       December 31, 2005          December 31, 2004          December 31, 2003
                                    -----------------------    -----------------------    -----------------------
                                                   Average                    Average                    Average
                                      Actual      Interest        Actual     Interest       Actual      Interest
Category                             Balance        Rate         Balance       Rate        Balance        Rate
---------------------------------   ----------   ----------    ----------   ----------    ----------   ----------
                                                               (Dollars in Thousands)
Noninterest bearing demand ......   $   35,226          0.0%   $   19,734          0.0%   $   12,906          0.0%
Interest bearing demand .........       50,263          0.6        32,949          0.3        30,780          0.3
Money market deposit ............      104,421          2.3        77,924          1.4        48,189          1.3
Savings accounts ................       23,654          0.6        29,174          0.5        36,754          0.8
Certificates of deposit .........      303,980          3.0       214,962          2.3       213,817          2.6
                                    ----------   ----------    ----------   ----------    ----------   ----------
    Total Deposits ..............   $  517,544          2.3%   $  374,744          1.7%   $  342,446          1.9%
                                    ==========   ==========    ==========   ==========    ==========   ==========

     The following table indicates the amount of our time deposits (also referred to as certificates of deposits) with a principal balance greater than $100,000 by time remaining until maturity as of December 31, 2005.

     TABLE 10
     MATURITIES OF TIME DEPOSITS OVER $100,000

     Maturity Period                                  Time Deposits
     --------------------------------------------    ---------------
                                                      (In Thousands)
     Within three months.........................    $        20,599
     Three to six months.........................             21,518
     Six through twelve months...................             29,015
     Over twelve months..........................             35,857
                                                     ---------------
        Total time deposits over $100,000........    $       106,989
                                                     ===============

     The following table sets forth the amount of time deposits in the Bank categorized by rates as of December 31st at the dates indicated.

     TABLE 11
     TIME DEPOSIT INTEREST RATE COMPOSITION

                                            At December 31,
                                 ------------------------------------
     Interest Rate                  2005         2004         2003
     -------------------------   ----------   ----------   ----------
                                            (In Thousands)
     Less than 2.00% .........   $    4,712   $   74,951   $   85,060
     2.01-4.00% ..............      222,880      118,275      108,170
     4.01-6.00% ..............       76,388       21,616       20,470
     6.01-8.00% ..............            0          120          117
                                 ----------   ----------   ----------
                                 $  303,980   $  214,962   $  213,817
                                 ==========   ==========   ==========

     The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at December 31, 2005.

     TABLE 12
     TIME DEPOSIT MATURITY SCHEDULE

                                              During the Years Ended December 31,
                                 --------------------------------------------------------------
                                                                           2009
     Interest Rate                  2006         2007         2008       or Later       Total
     -------------------------   ----------   ----------   ----------   ----------   ----------
                                                         (In Thousands)
     Less than 2.0% ..........   $    4,678   $        0   $       34   $        0   $    4,712
     2.01-4.0% ...............      186,075       27,130        5,039        4,636      222,880
     4.01-6.0% ...............       33,643       23,881        4,458       14,406       76,388
     6.01-8.0% ...............            0            0            0            0            0
                                 ----------   ----------   ----------   ----------   ----------
     Total ...................   $  224,396   $   51,011   $    9,531   $   19,042   $  303,980
                                 ==========   ==========   ==========   ==========   ==========

     CAPITAL ADEQUACY AND RESOURCES

     OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio. At December 31, 2005, Citizens South Bank's capital exceeded all applicable requirements. Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank's capital: 1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2005, Citizens South Bank met the criteria for being considered "well-capitalized."

     Funding for future growth is dependent upon the earnings of the Company and its subsidiaries. At December 31, 2005, the Company had a capital to assets ratio of 12.02%. As such, the Company fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements. The Company plans to continue to repurchase its shares of common stock in the open market from time to time as market conditions warrant. During 2005, the Company repurchased 443,923 shares of common stock for a total purchase price of $5.7 million.

     LIQUIDITY

     The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such in brokered deposits and Federal Home Loan Bank ("FHLB") advances. The Company has $113.3 million in additional advances available from its line of credit from the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company may also solicit brokered deposits for providing funds for asset growth; however, to date, the Company has not used such deposits to supplement its liquidity position.

     In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could effect the Company's liquidity position. At December 31, 2005, the Company had loan commitments of $31.7 million, including $5.4 million in undisbursed construction loan proceeds, and unused lines of credit of $82.7 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities of other similar forms of off-balance sheet financing.

     Under existing contractual obligations, the Company will be required to make payments in future periods. The following table presents aggregated information about payments due under such contractual obligations at December 31, 2005. The Company expects that a portion of the deposits will not be renewed upon maturity. If there is a higher than normal level of time deposits that are not renewed at maturity, then the Company may experience a decrease in liquidity. This may result in the Company offering higher than market interest rates to maintain deposits, which would increase interest expense. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less.

     TABLE 13
     CONTRACTUAL MATURITIES

                                           Payments Due by Period at December 31, 2005
                                 ---------------------------------------------------------------
                                  One Year       One to      Three to     Over Five
                                  Or Less     Three Years   Five Years      Years        Total
                                 ----------   -----------   ----------   ----------   ----------
                                                          (in thousands)
     Borrowed Funds ..........   $   26,378   $   19,000    $   16,000   $   29,964   $   91,342
     Deposits ................      437,960       60,542        19,042            0      517,544
     Lease Obligations .......          319          507           265            0        1,091
                                 ----------   ----------    ----------   ----------   ----------
     Total ...................   $  464,657   $   80,049    $   35,307   $   29,964   $  609,977
                                 ==========   ==========    ==========   ==========   ==========

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

     INTEREST RATE SENSITIVITY

     The Company's ALCO monitors the Company's level of interest rate sensitivity and ensures that the level of sensitivity of the Company's net portfolio value is maintained within limits established by the Board of Directors. Through such management, the ALCO seeks to reduce the vulnerability of the Company's operations to changes in interest rates. During the past year, the ALCO utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of short-term commercial business loans and nonresidential mortgage loans; (2) emphasizing the origination of adjustable-rate home equity lines of credit; (3) emphasizing the origination and retention of adjustable-rate one-to-four family residential mortgage loans; (4) originating all new fixed-rate mortgage loans as a broker for a third party; and
(5) investing in shorter-term investment securities.

       The Office of Thrift Supervision requires the computation of amounts by which the net present value of the Bank's cash flow from assets, liabilities, and off balance sheet items (the Bank's net portfolio value or "NPV") and the net interest income ("NII") of the Bank would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on a bank's NPV and NII from instantaneous and permanent one hundred- to three hundred-basis point increases and decreases in market interest rates. The following table presents the Bank's projected change in NPV and NII at December 31, 2005, as calculated by an independent third party, based upon information provided by the Bank. The Bank's level of sensitivity, given a hypothetical, immediate, and sustained change in interest rates from + 300 basis points to - 300 basis points, is within the range of acceptable sensitivity established by the Board of Directors.

     TABLE 14
     INTEREST RATE SENSITIVITY

                                       Estimated Theoretical      Estimated Theoretical
         Hypothetical, Immediate,       Net Interest Income        Net Portfolio Value
              and Sustained           -----------------------    -----------------------
        Changes in Interest Rates       Amount      % Change       Amount      % Change
     ------------------------------   ----------   ----------    ----------   ----------
         (dollars in thousands)
     300 basis point rise             $   21,988         10.5%   $  112,321         -0.4%
     200 basis point rise                 21,324          7.2%      112,809          0.0%
     100 basis point rise                 20,607          3.6%      113,009          0.2%
     No change                            19,893          0.0%      112,801          0.0%
     100 basis point decline              18,627         -6.4%      110,195         -2.3%
     200 basis point decline              16,513        -17.0%      104,553         -7.3%
     300 basis point decline              14,119        -29.0%       97,608        -13.5%

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

     IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related notes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial in nature. As a result, interest rates have a more significant impact on the Company's performance than the effect of inflation. Interest rates do not necessarily change in the same magnitude as the price of goods and services.

     TABLE 15
     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                                     --------------   --------------   --------------   --------------
                                                                   (in thousands, except per share data)
2005
Interest income ..................................   $        5,801   $        6,128   $        6,482   $        8,537
Interest expense .................................            2,172            2,463            2,774            4,060
                                                     --------------   --------------   --------------   --------------
Net interest income ..............................            3,629            3,665            3,708            4,477
Provision for loan losses ........................              150              120              140              575
                                                     --------------   --------------   --------------   --------------
Net int. income after provision for loan losses ..            3,479            3,545            3,568            3,902
Noninterest income ...............................              985            1,115            1,095            1,246
Noninterest expense ..............................            3,185            3,370            3,281            4,503
                                                     --------------   --------------   --------------   --------------
Income before income taxes .......................            1,279            1,290            1,382              645
Income taxes .....................................              377              389              418              139
                                                     --------------   --------------   --------------   --------------
Net income .......................................   $          902   $          901   $          964   $          506
                                                     ==============   ==============   ==============   ==============
Per share data:
     Net income:
         Basic ...................................   $         0.13   $         0.13   $         0.14   $         0.06
         Diluted .................................             0.13             0.13             0.14             0.06
     Cash dividends declared .....................             0.07             0.07             0.07             0.07
     Common stock price:
         High ....................................            14.25            13.90            12.80            12.75
         Low .....................................            12.91            11.76            11.41            11.70

2004
Interest income ..................................   $        5,155   $        4,995   $        5,318   $        5,642
Interest expense .................................            1,871            1,911            2,058            2,103
                                                     --------------   --------------   --------------   --------------
Net interest income ..............................            3,284            3,084            3,260            3,539
Provision for loan losses ........................               30               30               60              210
                                                     --------------   --------------   --------------   --------------
Net int. income after provision for loan losses ..            3,254            3,054            3,200            3,329
Noninterest income ...............................            1,326            1,165            1,076            1,257
Noninterest expense ..............................            3,197            2,862            3,265            4,305
                                                     --------------   --------------   --------------   --------------
Income before income taxes .......................            1,383            1,357            1,011              281
Income taxes .....................................              422              409              241                5
                                                     --------------   --------------   --------------   --------------
Net income .......................................   $          961   $          948   $          770   $          276
                                                     ==============   ==============   ==============   ==============
Per share data:
     Net income:
         Basic ...................................   $         0.12   $         0.12   $         0.11   $         0.04
         Diluted .................................             0.12             0.12             0.11             0.03
     Cash dividends declared .....................            0.065            0.065            0.065            0.065
     Common stock price:
         High ....................................            14.40            13.74            13.27            14.27
         Low .....................................            13.37            12.60            12.41            12.41

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information responsive to this item in contained in Item 7. above under the captions "Management of Market Risk" and "Liquidity and Capital Resources".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[LOGO OF CHERRY BEKAERT & HOLLAND]


             REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens South Banking Corporation
Gastonia, North Carolina

We have audited the accompanying consolidated statements of condition of Citizens South Banking Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens South Banking Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens South Banking Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated March 3, 2006 expressed an unqualified opinion thereon.


/s/ Cherry, Bekaert & Holland, L.L.P.

Gastonia, North Carolina
March 3, 2006

                       CITIZENS SOUTH BANKING CORPORATION

                      Consolidated Statements of Condition

                                                                                    DECEMBER 31,
                                                                         ----------------------------------
                                                                              2005               2004
                                                                         ---------------    ---------------
ASSETS
Cash and due from banks                                                  $     8,863,423    $     5,799,611
Interest-earning bank balances                                                17,790,015          5,790,650
                                                                         ---------------    ---------------
     Cash and cash equivalents                                                26,653,438         11,590,261
Investment securities available-for-sale                                      53,428,704         52,407,378
Mortgage-backed and related securities available-for-sale                     70,236,442         81,169,479
Loans, net of deferred fees                                                  473,335,554        317,156,086
Allowance for loan losses                                                     (5,103,528)        (3,029,108)
                                                                         ---------------    ---------------
     Loans, net                                                              468,232,026        314,126,978
Other real estate owned                                                        1,156,867            805,556
Premises and equipment, net                                                   19,818,978         17,362,825
Accrued interest receivable                                                    2,538,696          1,662,085
Federal Home Loan Bank stock                                                   4,083,700          3,460,700
Intangible assets                                                             32,424,118          7,559,512
Bank owned life insurance                                                     14,827,784         12,885,164
Other assets                                                                   7,693,218          5,931,406
                                                                         ---------------    ---------------
         Total assets                                                    $   701,093,971    $   508,961,344
                                                                         ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                 $   517,543,801    $   374,744,428
Borrowed money                                                                72,308,000         55,000,000
Subordinated  debt                                                            15,464,000                  -
Retail repurchase agreements                                                   3,570,267            771,538
Deferred compensation                                                          5,848,862          5,850,061
Other liabilities                                                              2,101,393            201,060
                                                                         ---------------    ---------------
     Total liabilities                                                       616,836,323        436,567,087
Commitments and contingencies
Stockholders' Equity
     Preferred stock, 10,000,000 shares authorized, none issued                        -                  -
     Common stock, $0.01 par value, 20,000,000 shares authorized in 2005 and 2004, 9,062,727 shares issued in 2005 and 2004, and
       8,291,544 shares outstanding in 2005 and 7,432,144 shares
       outstanding in 2004                                                        90,628             90,628
     Additional paid-in-capital                                               68,467,766         68,380,746
     Unallocated common stock held by Employee Stock Ownership Plan           (1,613,033)        (1,795,877)
     Unearned compensation related to Recognition and Retention Plan          (1,418,608)        (1,698,424)
     Retained earnings, substantially restricted                              30,310,653         29,765,725
     Accumulated unrealized loss on securities available-for-sale,
      net of tax                                                              (1,567,034)          (418,552)
     Treasury stock of 771,183 shares at December 31, 2005, and
      1,630,583 shares at December 31, 2004, at cost                         (10,012,724)       (21,929,989)
                                                                         ---------------    ---------------
         Total stockholders' equity                                           84,257,648         72,394,257
                                                                         ---------------    ---------------
         Total liabilities and stockholders' equity                      $   701,093,971    $   508,961,344
                                                                         ===============    ===============

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

                      Consolidated Statements of Operations

                                                               YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  2005           2004           2003
                                                              ------------   ------------   ------------
INTEREST INCOME
     Loans                                                    $ 22,128,174   $ 16,115,649   $ 16,797,651
     Investment securities                                       2,065,833      2,048,161      1,745,240
     Mortgage-backed and related securities                      2,754,091      2,946,442      3,426,438
                                                              ------------   ------------   ------------
         Total interest income                                  26,948,098     21,110,252     21,969,329

INTEREST EXPENSE
     Deposits                                                    8,976,879      6,127,372      6,501,361
     Borrowed funds                                              2,492,434      1,815,867      2,230,995
                                                              ------------   ------------   ------------
         Total interest expense                                 11,469,313      7,943,239      8,732,356
                                                              ------------   ------------   ------------

         Net interest income                                    15,478,785     13,167,013     13,236,973

Provision for loan losses                                          985,000        330,000         60,000
                                                              ------------   ------------   ------------
Net interest income after provision for loan losses             14,493,785     12,837,013     13,176,973

NONINTEREST INCOME
     Fee income on deposit accounts                              2,486,197      2,426,137      2,448,921
     Fee income on mortgage banking and lending activities         573,358        545,948        831,806
     Gain on sale of securities                                     16,688        453,725      1,020,673
     Gain on sale of other assets                                   45,131        220,543          1,213
     Commissions on sales of financial products                    159,180        120,035        161,296
     Dividends on FHLB stock                                       155,310         96,289        102,057
     Fair market adjustment on deferred compensation assets         83,251        177,983        312,230
     Increase in value of bank owned life insurance                614,452        591,862        490,082
     Other income                                                  307,718        191,755        192,833
                                                              ------------   ------------   ------------
         Total noninterest income                                4,441,285      4,824,277      5,561,111

NONINTEREST EXPENSE
     Compensation and benefits                                   7,271,073      6,579,309      7,281,487
     Occupancy                                                   2,100,862      1,779,070      1,345,107
     Office supplies expense                                       241,827        321,375        303,640
     NOW account expense                                           255,182        212,926        261,490
     Advertising                                                   287,288        340,773        280,597
     Professional services                                         540,281        534,723        581,321
     Telephone                                                     284,116        317,665        310,356
     Data processing                                               352,709        221,678        115,192
     Deposit insurance                                              53,932         53,916         59,666
     Amortization of intangible assets                             408,907        424,808        674,184
     Prepayment penalty on FHLB advances                                 -              -      1,289,000
     Impairment on investment securities                                 -        982,893              -
     Merger and conversion expense                                 383,809              -              -
     Other expense                                               2,159,563      1,859,693      1,389,071
                                                              ------------   ------------   ------------
         Total noninterest expense                              14,339,549     13,628,829     13,891,111
                                                              ------------   ------------   ------------
Income before income taxes                                       4,595,521      4,032,461      4,846,973
Provision for income taxes                                       1,322,812      1,077,040      1,456,407
                                                              ------------   ------------   ------------
Net income                                                    $  3,272,709   $  2,955,421   $  3,390,566
                                                              ============   ============   ============

EARNINGS PER SHARE
     Basic earnings per share                                 $       0.45   $       0.39   $       0.39
     Diluted earnings per share                               $       0.45   $       0.38   $       0.39

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

                 Consolidated Statements of Comprehensive Income

                                                               YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                  2005            2004            2003
                                                              ------------    ------------    ------------
Net income                                                    $  3,272,709    $  2,955,421    $  3,390,566

Other comprehensive income, net of tax:
     Unrealized losses on securities
        Unrealized holding losses arising
          during period, net of tax effect of
          $640,014, $49,616, and $520,397, respectively         (1,137,802)        (88,205)       (925,151)
        Reclassification adjustment for loss
          included in net income, net of tax effect of
          $6,008, $163,341, and $367,442, respectively             (10,680)       (290,384)       (653,231)
                                                              ------------    ------------    ------------
         Other comprehensive loss                               (1,148,482)       (378,589)     (1,578,382)
                                                              ------------    ------------    ------------

Comprehensive income                                          $  2,124,227    $  2,576,832    $  1,812,184
                                                              ============    ============    ============

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

           Consolidated Statements of Changes in Stockholders' Equity

                                                                                                                    Unearned
                                                                              Additional      Unallocated         Compensation
                                                 Preferred       Common        Paid-In        Common Stock         Related to
                                                  Stock          Stock         Capital        Held by ESOP            RRP
                                               ------------   ------------   ------------   ----------------    ----------------
Balance, December 31, 2002                                -         90,628     68,175,723         (2,161,566)                  -

Comprehensive results:
     Net income                                           -              -              -                  -                   -
     Other comprehensive results, net of tax              -              -              -                  -                   -
Allocation from shares purchased
 with loan to ESOP                                        -              -        104,873            182,844                   -
Repurchase of common stock                                -              -              -                  -                   -
Issuance of Recognition and Retention
 Plan stock                                               -              -              -                  -          (2,954,297)
Vesting of Recognition and Retention Plan                 -              -              -                  -             974,848
Exercise of options                                       -              -              -                  -                   -
Cash dividends declared on common stock                   -              -              -                  -                   -
                                               ------------   ------------   ------------   ----------------    ----------------
Balance, December 31, 2003                                -         90,628     68,280,596         (1,978,722)         (1,979,449)

Comprehensive results:
     Net income                                           -              -              -                  -                   -
     Other comprehensive results,
      net of tax                                          -              -              -                  -                   -
Allocation from shares purchased with
 loan to ESOP                                             -              -        100,150            182,845                   -
Repurchase of common stock                                -              -              -                  -                   -
Issuance of Recognition and Retention
 Plan stock                                               -              -              -                  -                   -
Vesting of Recognition and Retention Plan                 -              -              -                  -             281,025
Exercise of options                                       -              -              -                  -                   -
Issuance of treasury stock (100 shares)                   -              -              -                  -                   -
Cash dividends declared on common stock                   -              -              -                  -                   -
                                               ------------   ------------   ------------   ----------------    ----------------
Balance, December 31, 2004                                -         90,628     68,380,746         (1,795,877)         (1,698,424)

Comprehensive results:
     Net income                                           -              -              -                  -                   -
     Other comprehensive results, net of tax              -              -              -                  -                   -
Allocation from shares purchased with
 loan to ESOP                                             -              -         87,020            182,844                   -
Repurchase of common stock                                -              -              -                  -                   -
Issuance of Recognition and Retention
 Plan stock                                               -              -              -                  -                   -
Vesting of Recognition and Retention Plan                 -              -              -                  -             279,816
Exercise of options                                       -              -              -                  -                   -
Issuance of treasury stock
 (1,280,052 shares)                                       -              -              -                  -                   -
Cash dividends declared on common stock                   -              -              -                  -                   -
                                               ------------   ------------   ------------   ----------------    ----------------
Balance, December 31, 2005                     $          -   $     90,628   $ 68,467,766   $     (1,613,033)   $     (1,418,608)
                                               ============   ============   ============   ================    ================

                                                   Retained          Accumulated
                                                   Earnings          Unrealized                          Total
                                                Substantially       Gains(Losses),       Treasury     Stockholders'
                                                  Restricted         net of tax           Stock          Equity
                                               ----------------    ----------------   -------------   -------------
Balance, December 31, 2002                           28,739,476           1,538,419               -      96,382,680

Comprehensive results:
     Net income                                       3,390,566                   -               -       3,390,566
     Other comprehensive results, net of tax                  -          (1,578,382)              -      (1,578,382)
Allocation from shares purchased
 with loan to ESOP                                            -                   -               -         287,717
Repurchase of common stock                                    -                   -      (9,801,707)     (9,801,707)
Issuance of Recognition and Retention
 Plan stock                                                   -                   -       2,954,297               -
Vesting of Recognition and Retention Plan                     -                   -               -         974,848
Exercise of options                                  (1,169,571)                  -       1,319,364         149,793
Cash dividends declared on common stock              (2,136,607)                  -               -      (2,136,607)
                                               ----------------    ----------------   -------------   -------------
Balance, December 31, 2003                           28,823,864             (39,963)     (5,528,046)     87,668,908

Comprehensive results:                                                                                            -
     Net income                                       2,955,421                   -               -       2,955,421
     Other comprehensive results,
      net of tax                                              -            (378,589)              -        (378,589)
Allocation from shares purchased with
 loan to ESOP                                                 -                   -               -         282,995
Repurchase of common stock                                    -                   -     (16,403,258)    (16,403,258)
Issuance of Recognition and Retention
 Plan stock                                                   -                   -               -               -
Vesting of Recognition and Retention Plan                     -                   -               -         281,025
Exercise of options                                           -                   -               -               -
Issuance of treasury stock (100 shares)                       -                   -           1,315           1,315
Cash dividends declared on common stock              (2,013,560)                  -               -      (2,013,560)
                                               ----------------    ----------------   -------------   -------------
Balance, December 31, 2004                           29,765,725            (418,552)    (21,929,989)     72,394,257

Comprehensive results:
     Net income                                       3,272,709                   -               -       3,272,709
     Other comprehensive results, net of tax                  -          (1,148,482)              -      (1,148,482)
Allocation from shares purchased with
 loan to ESOP                                                 -                   -               -         269,864
Repurchase of common stock                                    -                   -      (5,654,999)     (5,654,999)
Issuance of Recognition and Retention
 Plan stock                                                   -                   -               -               -
Vesting of Recognition and Retention Plan                     -                   -               -         279,816
Exercise of options                                    (189,295)                  -         329,964         140,669
Issuance of treasury stock
 (1,280,052 shares)                                    (470,678)                  -      17,242,300      16,771,622
Cash dividends declared on common stock              (2,067,808)                  -               -      (2,067,808)
                                               ----------------    ----------------   -------------   -------------
Balance, December 31, 2005                     $     30,310,653    $     (1,567,034)  $ (10,012,724)  $  84,257,648
                                               ================    ================   =============   =============

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

                      Consolidated Statements of Cash Flows

                                                            YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                           DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                               2005              2004              2003
                                                          --------------    --------------    --------------
OPERATING ACTIVITIES
 Net Income                                               $    3,272,709    $    2,955,421    $    3,390,566
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Provision for loan losses                                     985,000           330,000            60,000
   Depreciation                                                1,221,098         1,036,209           697,578
   Impairment on investment securities                                 -           982,893                 -
   Deferred income tax (benefit)                                 224,212           (40,661)         (238,800)
   (Gain) loss on sale of investments
    available-for-sale                                           (16,688)         (453,725)       (1,020,673)
   (Gain) loss on sale of other assets                           (45,131)         (220,543)           (1,213)
   Deferred loan origination fees                                243,035           (74,330)          176,411
   Amortization of intangible assets                             408,907           424,808           674,184
   Allocation of shares to the ESOP                              269,864           282,995           287,717
   Vesting of shares issued for the RRP Plan                     279,816           281,025           974,848
   (Increase) decrease in interest receivable                   (249,399)          280,814           (30,289)
   Purchase of bank-owned life insurance                               -                 -        (5,000,000)
   Net (increase) decrease in other operating assets           3,971,815        (1,819,969)       (1,359,526)
                                                          --------------    --------------    --------------
      Net cash (used in) provided by operating
       activities                                             10,565,238         3,964,937        (1,389,197)

INVESTING ACTIVITIES
Acquisition of Trinity Bank, net of cash acquired            (16,771,138)                -                 -
Net decrease(increase) in loans made to customers            (43,043,715)      (19,256,152)        4,642,964
Proceeds from the sale of premises and equipment                 191,064           428,835            25,000
Proceeds from the sale of investment securities                9,391,794         1,810,745         8,051,817
Proceeds from the sale of mortgage-backed
 and related securities                                       30,325,830         6,381,533        12,153,771
Proceeds from sale of REO                                        517,393            64,909         1,014,791
Maturities and prepayments of investment securities            5,066,025        22,363,848        16,109,679
Maturities and prepayments of mortgage-backed
 and related securities                                       20,232,254        22,733,334        33,630,059
Purchases of investment securities                           (10,623,066)      (20,302,959)      (41,263,571)
Purchases of mortgage-backed and related securities           (8,788,599)      (21,330,211)      (65,652,143)
Purchases (sales) of FHLB stock                                  331,500          (545,700)         (275,500)
Purchases of premises and equipment                           (1,375,950)       (3,668,508)       (6,852,372)
                                                          --------------    --------------    --------------
      Net cash used in investing activities                  (14,546,608)      (11,320,326)      (38,415,505)

FINANCING ACTIVITIES
Net increase in deposits                                       6,534,989        32,298,752         1,583,744
Dividends to stockholders                                     (2,067,808)       (2,013,560)       (2,136,607)
Exercise of options                                              140,669                 -           149,793
Repurchase of common stock                                    (5,654,999)      (16,403,258)       (9,801,707)
Increase (decrease) in borrowed money                         18,981,000        (3,300,000)       11,800,000
Increase (decrease) in repurchase agreements                   1,171,053            90,144          (393,788)
Decrease in advances from
 borrowers for insurance and taxes                               (60,357)           59,387          (181,336)
                                                          --------------    --------------    --------------
Net cash provided by financing activities                     19,044,547        10,731,465         1,020,099
Net increase (decrease) in cash and cash equivalents          15,063,177         3,376,076       (38,784,603)
Cash and cash equivalents at the beginning of the year        11,590,261         8,214,185        46,998,788
                                                          --------------    --------------    --------------
Cash and cash equivalents at the end of the year          $   26,653,438    $   11,590,261    $    8,214,185
                                                          ==============    ==============    ==============

See notes to consolidated financial statements.

                       CITIZENS SOUTH BANKING CORPORATION

                   Notes to Consolidated Financial Statements

     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Citizens South Banking Corporation (also referred to as the "Company", the "Registrant", "We", "Us", or "Our") is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank"). The shares of common stock of the Company trade on the Nasdaq National Market under the ticker symbol "CSBC." The Company's principal business activities are overseeing and directing the business of the Bank. The Company's assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The Company became the holding company for the Bank on September 30, 2002, in connection with the mutual-to-stock conversion of Citizens South Holdings, MHC, the mutual holding company of Citizens South Banking Corporation, a federal corporation, formerly named Gaston Federal Bancorp, Inc., which was originally formed on March 18, 1998, for the purpose of acting as the holding company for the Bank.

     CITIZENS SOUTH BANK

     Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina. The Bank's principal business activity is offering FDIC-insured deposits to local customers through its 15 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities. The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank's results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Results of operations are also materially affected by the Bank's provision for loan losses, gains or losses from the sales of assets, fee income generated from deposit and loan accounts, commissions earned from the sale of uninsured investment products, and noninterest expenses. The Bank's noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, and other noninterest expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities. The Bank's wholly-owned subsidiary, Citizens South Financial Services, Inc. (doing business as Citizens South Investment Services) acts as an independent agent selling various uninsured financial products.

     Citizens South Bank has 15 full-service branch offices in the North Carolina Counties of Gaston, Union, Rowan, and Iredell and one loan production office located in Mecklenburg County, North Carolina.

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

     Cash and Cash Equivalents - The Company considers cash on hand, cash due from banks, which are maintained in financial institutions, and interest-earning deposits, which are maintained with the Federal Home Loan Bank ("FHLB") and other correspondent banks, as cash and cash equivalents. Also, from time to time, the Company may be required by Federal Reserve Board regulations to maintain non-interest-earning reserves against the Company's transaction accounts, such as negotiable order of withdrawal and regular checking accounts. These balances maintained to meet the reserve requirements imposed by the Federal Reserve Board are also considered to be cash and cash equivalents. At December 31, 2005, Citizens South Bank was in compliance with these reserve requirements.

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

     Citizens South Bank is a member of the FHLB System, which provides a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater. The Bank holds shares of capital stock in the FHLB at cost.

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

     Concentrations of Credit Risk - The Company makes loans to individuals and small businesses primarily in the Company's normal lending area which includes the North Carolina Counties of Gaston, Rowan, Union, and Iredell Counties, and the surrounding counties. The Company has a diversified loan portfolio, and the borrowers' ability to repay their loans is not dependent upon any specific economic segment.

     The Company maintains cash balances at various correspondent banks that have balances in excess of the FDIC insurance limits.

     Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives of the assets (from three to 30 years) primarily by the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the lease term.

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

     Goodwill and Other Intangible Assets - Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. In connection with adoption of SFAS No. 142, the Company is required to perform an initial assessment of whether there is an indication that goodwill is impaired. During the second quarter of 2002, the Company completed its initial analysis of potential impairment under the provisions of SFAS No. 142, and determined based on that analysis that goodwill was not impaired. The Company also completed its annual impairment tests at December 31, 2005 and 2004 and determined based on that analysis that goodwill was not impaired. Goodwill will be tested for impairment annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company had no goodwill related to acquisitions initiated prior to July 1, 2001, or other intangible assets recorded prior to the adoption of the provisions of SFAS No. 142 whose carrying amounts or amortization were changed by the adoptions of the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. In accordance with SFAS No. 142 the Company's core deposit intangibles, are amortized over their estimated useful life of eight years on an accelerated basis.

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

     Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. This Statement is effective for the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R will be adopted by the Company January 1, 2006. Based on the unvested options outstanding at December 31, 2005, the Company expects that the adoption of SFAS 123R will not result in any material additional compensation expense during 2006 and 2007.

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

     Had the compensation cost for the Company's stock option plan been determined in accordance with the fair-value accounting provisions of SFAS No. 123, net income, basic earnings per share and diluted earnings per share would have been as follows:

                                        Year Ended       Year Ended       Year Ended
                                       December 31      December 31      December 31
                                           2005             2004             2003
                                      --------------   --------------   --------------
     Net income:
          As reported                 $    3,272,709   $    2,955,421   $    3,390,566
          Pro forma                   $    3,065,718   $    2,860,909   $    1,847,027
     Basic earnings per share:
          As reported                 $         0.45   $         0.39   $         0.39
          Pro forma                   $         0.43   $         0.38   $         0.21
     Diluted earnings per share:
          As reported                 $         0.45   $         0.38   $         0.39
          Pro forma                   $         0.42   $         0.37   $         0.21

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the years ended December 31, 2005: dividend yield of 2.0%, expected volatility of 30%, a risk-free interest rate of 4.0%, and expected lives of seven years for the options. The following weighted average assumptions used for the years ended December 31, 2004: dividend yield of 2.0%, expected volatility of 31%, a risk-free interest rate of 3.3%, and expected lives of six years for the options. The following weighted average assumptions used for the years ended December 31, 2003: dividend yield of 3.3%, expected volatility of 34%, a risk-free interest rate of 5.0%, and expected lives of seven years for the options.

     In October 2005, the Board of Directors vested all outstanding options that were issued prior to December 31, 2003, to minimize the expense recognized on stock options upon adoption of SFAS No. 123 (revised). The purpose of this action was to reduce the additional compensation expense resulting from adopting this accounting pronouncement. As a result, the expected additional compensation that would have been recognized during the year ended December 31, 2006, was reduced from $124,000 to $17,000.

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

     SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, was issued in February 2006 by the FASB, as an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of FAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.

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

     NOTE 2 - BUSINESS COMBINATION

     On October 31, 2005, the Company consummated the merger of Trinity Bank ("Trinity") into Citizens South Bank. Trinity was headquartered in Monroe, North Carolina, which is approximately 50 miles east of the Company's headquarters. Accordingly, the results of operations of Trinity are included in the consolidated financial statements for the two-month period ended December 31, 2005. Trinity had three offices located in Union County, North Carolina, which has the fastest population growth of any county in North Carolina. The Company pursued the acquisition of Trinity in order to gain access to this high-growth market which complements the Company's existing locations and to improve the Company's efficiency ratio by adding an increased number of customer accounts to the Company's existing operating structure. The combined bank has 15 full-service locations and one loan production office, and ranks 8th in the Charlotte Metropolitan Statistical Area in deposit market share.

     Under the terms of the merger agreement, the Company issued a combination of common stock and cash for the outstanding common shares of Trinity Bank. Trinity shareholders were given the option of receiving 1.3931 shares of Citizens South common stock for each share of Trinity common stock, $18.25 in cash for each share of Trinity common stock, or a mixture of stock and cash for each Trinity share, such that 50% of the shares of Trinity common stock will be exchanged for Citizens South common stock. On October 31, 2005, Trinity shareholders received merger consideration of approximately 1,280,249 shares of common stock of the Company (subject to payment of cash in lieu of fractional shares) and approximately $16.8 million in cash (including cash paid in lieu of fractional shares), resulting in a total transaction value of approximately $37.8 million. The transaction price represented approximately 255% of Trinity's book value, and resulted in goodwill of $23.0 million and a core deposit intangible of $2.3 million. Additional information regarding this transaction may be obtained by reviewing the Registration Statement that the Company filed with the Securities and Exchange Commission on August 1, 2005, and amended September 14, 2005, which is incorporated herein by reference.

     In order to provide financing for the cash portion of the Trinity acquisition, on October 28, 2005, the Company completed a private placement of an aggregate amount of $15.0 million in trust preferred securities, liquidation amount of $1,000 per security (the "Preferred Securities"), through a newly formed Delaware statutory trust subsidiary, CSBC Statutory Trust I (the "Trust"). In connection with the issuance of the Preferred Securities, on October 28, 2005, the Company entered into an Indenture by and between the Company and Wilmington Trust Company, as trustee. The Preferred Securities mature on December 15, 2035, but may be redeemed beginning December 15, 2010, if the Company exercises its rights to redeem the Debentures. The Preferred Securities require quarterly interest payments to the holders of the Preferred Securities, initially at a fixed rate of 6.095% through December 2010, and thereafter at a variable rate of three-month LIBOR plus 1.57%, reset quarterly. Additional information regarding the Preferred Securities may be obtained by reviewing the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2005, which is incorporated herein by reference.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at October 31, 2005, the date of the acquisition.

     Cash and cash equivalents ......................................    $     4,227,031
     Investment securities ..........................................         37,562,308
     Loans, net .....................................................        112,289,368
     Premises and equipment .........................................          2,404,414
     Intangible assets ..............................................          2,320,000
     Goodwill .......................................................         22,954,606
     Other assets ...................................................          8,666,551
                                                                         ---------------
          Total assets acquired .....................................        190,424,278
     Deposits .......................................................        136,264,384
     Other liabilities ..............................................         16,389,010
                                                                         ---------------
          Total liabilities assumed .................................        152,653,394
                                                                         ---------------
     Net assets acquired ............................................    $    37,770,884
                                                                          ===============

     The $2.3 million of intangible assets was assigned to the core deposit intangible, which is being amortized over an eight-year life on an accelerated basis. Goodwill of $23.0 million represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, none of which is deductible for income tax purposes.

     The following summarizes the results of operations as though the acquisition of Trinity Bank has occurred at December 31st.

                                                                                2005                2004
                                                                         -----------------    -----------------
     Interest income ................................................    $      33,805,000    $      28,065,000
     Interest expense ...............................................          (14,480,000)         (11,539,000)
                                                                         -----------------    -----------------
     Net interest income ............................................           19,325,000           16,526,000
     Provision for loan losses ......................................           (1,000,000)            (602,000)
                                                                         -----------------    -----------------
          Net interest income after provision .......................           18,325,000           15,924,000
     Noninterest income .............................................            5,175,000            5,784,000
     Noninterest expense ............................................          (17,830,000)         (17,964,000)
                                                                         -----------------    -----------------
     Income before income taxes .....................................            5,670,000            3,744,000
     Provision for income taxes .....................................           (1,718,000)             344,000
                                                                         -----------------    -----------------
     Net income .....................................................    $       3,952,000    $       4,088,000
                                                                         =================    =================

     Basic earnings per share .......................................    $            0.55    $            0.54
     Diluted earnings per share .....................................    $            0.54    $            0.53

     NOTE 3 - INVESTMENT SECURITIES

     The aggregate book and fair values, as well as gross unrealized gains and losses, of investment securities as of December 31, 2005 and 2004 were as follows:

                                                                                    December 31, 2005
                                                          ----------------------------------------------------------------------
                                                                Book          Unrealized        Unrealized           Fair
                                                                Value            Gains            Losses             Value
                                                          ---------------   ---------------   ---------------    ---------------
Investment securities Available for Sale
U.S. government agencies                                  $    38,307,463   $             -   $      (657,823)   $    37,649,640
Municipals                                                     12,900,010           151,716          (102,316)        12,949,410
Corporate bonds                                                 1,500,000                 -           (28,500)         1,471,500
Other equity securities                                         1,224,349           133,805                 -          1,358,154
                                                          ---------------   ---------------   ---------------    ---------------
Total available-for-sale                                  $    53,931,822   $       285,521   $      (788,639)   $    53,428,704
                                                          ===============   ===============   ===============    ===============

                                                                                    December 31, 2005
                                                          ----------------------------------------------------------------------
                                                                Book           Unrealized       Unrealized            Fair
                                                                Value            Gains            Losses              Value
                                                          ---------------   ---------------   ---------------    ---------------
Mortgage-backed and related securities
--------------------------------------
   Available-for-Sale
   ------------------
Fannie Mae                                                $    47,979,201  $              -   $    (1,238,688)   $    46,740,513
Freddie Mac                                                    21,246,072             3,326          (784,665)        20,464,733
Ginnie Mae                                                      1,512,239                 -           (13,432)         1,498,807
CMO                                                             1,569,785                 -           (37,396)         1,532,389
                                                          ---------------   ---------------   ---------------    ---------------
     Total mortgage-backed and
      related securities                                  $    72,307,297   $         3,326   $    (2,074,181)   $    70,236,442
                                                          ===============   ===============   ===============    ===============

                                                                                    December 31, 2004
                                                          ----------------------------------------------------------------------
                                                                Book           Unrealized       Unrealized           Fair
                                                                Value            Gains            Losses             Value
                                                          ---------------   ---------------   ---------------    ---------------
Investment securities Available for Sale
----------------------------------------
U.S. government agencies                                  $    34,293,006   $        13,764   $      (257,255)   $    34,049,515
Municipals                                                     10,319,824           263,472            (7,466)        10,575,830
Corporate bonds                                                 2,000,000                 -           (60,000)         1,940,000
Trust preferred securities                                      2,000,000            34,000                 -          2,034,000
Fannie Mae preferred stock                                      1,439,428                 -                 -          1,439,428
Freddie Mac preferred stock                                     1,577,678                 -                 -          1,577,678
Other equity securities                                           759,690            31,237                 -            790,927
                                                          ---------------   ---------------   ---------------    ---------------
Total available-for-sale                                  $    52,389,626   $       342,473   $      (324,721)   $    52,407,378
                                                          ===============   ===============   ===============    ===============

                                                                                    December 31, 2004
                                                          ----------------------------------------------------------------------
                                                                Book           Unrealized        Unrealized           Fair
                                                                Value            Gains            Losses              Value
                                                          ---------------   ---------------   ---------------    ---------------
Mortgage-backed and related securities
--------------------------------------
  Available-for-Sale
  ------------------
Fannie Mae                                                $    47,660,078   $        85,638   $      (536,615)   $    47,209,101
Freddie Mac                                                    27,879,867            64,831          (319,674)        27,625,024
Ginnie Mae                                                      3,140,070             4,117           (18,041)         3,126,146
CMO                                                             1,913,759                 -            (3,886)         1,909,873
SBAs                                                            1,280,960            18,375                 -          1,299,335
                                                          ---------------   ---------------   ---------------    ---------------
    Total mortgage-backed and
      related securities                                  $    81,874,734   $       172,961   $      (878,216)   $    81,169,479
                                                          ===============   ===============   ===============    ===============

     The book value and estimated fair value of debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        December 31, 2005
                                               -------------------------------------
                                                      Book               Fair
                                                      Value              Value
                                               -----------------   -----------------
     Available-for-Sale
     ------------------
     Due in one year or less                   $       8,500,010   $       8,393,153
     Due after one year through five years            31,871,097          31,365,146
     Due after five years through ten years            7,732,336           7,669,175
     Due after ten years                               3,104,030           3,171,576
     Equities                                          2,724,349           2,829,654
                                               -----------------   -----------------

                                               $      53,931,822   $      53,428,704
                                               =================   =================

     Mortgage-backed and related securities    $      72,307,297   $      70,236,442
                                               =================   =================

     Gross realized gains on the sale of securities available for sale were $48,589, $453,725, and $1,105,627 for the years ended December 31, 2005,
December 31, 2004, and December 31, 2003, respectively. Gross realized losses on the sale of securities available for sale were $31,901, $0, and $84,954 for the years ended December 31, 2005, December 31, 2004, and December 31, 2003, respectively. After-tax net gains on the sale of securities were $10,680, $290,384, and $653,231 for the years ended December 31, 2005, December 31, 2004, and December 31, 2003, respectively.

     Investment securities having a carrying amount of approximately $41,293,942 have been pledged as collateral to secure public deposits at December 31, 2005. Investment securities having a carrying amount of $6,048,257 have been pledged as collateral for repurchase agreements at December 31, 2005. Investment securities having a carrying value of $12,657,717 have been pledged as collateral for wholesale repurchase agreements at December 31, 2005. Investment securities having a carrying value of $8,331,500 have been pledged as collateral for Federal Home Loan Bank advances at December 31, 2005.

     Interest earned from municipal securities, which is exempt from income taxes, for the past three years were $441,102, $405,335, and $329,101for the years ending December 31, 2005, December 31, 2004, and December 31, 2003, respectively.

     The unrealized losses and fair value of the investments by investment type segregated between those that have been in a continuous unrealized loss position for less than twelve months and more than twelve months at December 31, 2005 and December 31, 2004 are as follows:

                                                                    December 31, 2005
                              -----------------------------------------------------------------------------------------------
                                    Less than 12 months               12 months or more                    Total
                              -----------------------------    -----------------------------    -----------------------------
                                   Fair        Unrealized           Fair         Unrealized         Fair          Unrealized
Description of Securities         Value           Loss             Value             Loss           Value            Loss
---------------------------   -------------   -------------    -------------   -------------    -------------   -------------
US government agencies        $   7,332,954   $    (162,634)   $  22,813,660   $    (495,189)   $  30,146,614   $    (657,823)
Municipals                        4,749,820         (93,376)       1,263,015          (8,940)       6,012,835        (102,316)
Federal agency mortgage
    backed securities            26,801,760        (501,032)      40,226,036      (1,573,149)      67,027,796      (2,074,181)
Corporate bonds                           -               -        1,471,500         (28,500)       1,471,500         (28,500)
                              -------------   -------------    -------------   -------------    -------------   -------------
   Subtotal, debt
securities                       38,884,534        (757,042)      65,774,211      (2,105,778)     104,658,745      (2,862,820)
                              -------------   -------------    -------------   -------------    -------------   -------------
 Total temporarily
       impaired securities    $  38,884,534   $    (757,042)   $  65,774,211   $  (2,105,778)   $ 104,658,745   $  (2,862,820)
                              =============   =============    =============   =============    =============   =============

                                                                   December 31, 2004
                              -----------------------------------------------------------------------------------------------
                                    Less than 12 months               12 months or more                    Total
                              -----------------------------    -----------------------------    -----------------------------
                                   Fair        Unrealized           Fair         Unrealized         Fair          Unrealized
Discription of Securities         Value           Loss             Value            Loss            Value            Loss
---------------------------   -------------   -------------    -------------   -------------    -------------   -------------
US  government agencies       $  25,079,444   $    (220,009)   $   2,962,754   $     (37,246)   $  28,042,198   $    (257,255)
Municipals                        1,006,887            (348)       1,382,271          (7,118)       2,389,158          (7,466)
Federal agency mortgage
    backed securities            20,930,494        (132,840)      42,036,013        (745,376)      62,966,507        (878,216)
Corporate bonds                   1,940,000         (60,000)               -               -        1,940,000         (60,000)
                              -------------   -------------    -------------   -------------    -------------   -------------
   Subtotal, debt
securities                       48,956,825        (413,197)      46,381,038        (798,740)      95,337,863      (1,202,937)
                              -------------   -------------    -------------   -------------    -------------   -------------
Total temporarily
       impaired securities    $  48,956,825   $    (413,197)   $  46,381,038   $    (798,740)   $  95,337,863   $  (1,202,937)
                              =============   =============    =============   =============    =============   =============

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

Fannie Mae and Freddie Mac had experienced recent accounting irregularities that have resulted in restated financial results from prior periods; 2) the yield on perpetual preferred stock recently issued by Fannie Mae is much higher than the yield of the preferred stock held by the Company, which decreased the value of the Company's security; 3) the preferred stock for Fannie Mae was downgraded and the preferred stock for both Companies are on a negative watch list; 4) the Freddie Mac preferred stock repriced in December 2004, yet it continued to have significant unrealized losses at year end; 5) neither of the preferred stock issues had stated maturity dates, so the recovery of the unrealized losses is not expected to occur in the foreseeable future. The credit issues facing Fannie Mae and Freddie Mac only affect the performance of the Company's perpetual preferred stock. The Company does not have any other perpetual preferred stock on its books at December 31, 2005.

     NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans outstanding by category at December 31:

                                                     2005                 2004
                                               -----------------   -----------------
     Real estate:
         One-to-four family residential        $      98,635,067   $      91,714,382
         Multi-family residential                     24,594,348          10,632,018
         Construction                                 62,687,466          25,033,055
         Nonresidential                              185,319,132         114,550,662
     Commercial                                       30,127,560          14,001,972
     Consumer                                         72,236,879          61,245,859
                                               -----------------   -----------------
     Gross loans                                     473,600,452         317,177,948
     Less:
         Deferred loan fees, net                         264,898              21,862
         Allowance for loan losses                     5,103,528           3,029,108
                                               -----------------   -----------------
     Net loans                                 $     468,232,026   $     314,126,978
                                               =================   =================

     The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis. Commercial loans individually evaluated and considered impaired under SFAS No. 114 at December 31, 2005 and 2004 were immaterial.

     Changes in the allowance for loan losses for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 were as follows:

                                                     Year Ended       Year Ended       Year Ended
                                                      December          December         December
                                                       2005              2004            2003
                                                   -------------    -------------    -------------
     Balance at beginning of year                  $   3,029,108    $   2,968,510    $   2,994,576
     Provision for loan losses                           985,000          330,000           60,000
     Loans charged off                                  (421,603)        (277,818)         (94,008)
     Recoveries on loans previously charged off           21,176            8,416            7,942
     Allowances acquired in acquisition                1,489,847                -                -
                                                   -------------    -------------    -------------
     Balance at end of year                        $   5,103,528    $   3,029,108    $   2,968,510
                                                   =============    =============    =============

     Directors, executive officers, and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate amounts of these loans were $12,794,210 and $11,487,133 at December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, new loans of $4,100,501 were made and payments totaled $2,793,424. During the year ended December 31, 2004, new loans of $5,071,988 were made and payments totaled $1,215,026.

     The Bank held no loans for sale at December 31, 2005 and 2004.

     NOTE 5 - PREMISES AND EQUIPMENT

     Premises and equipment at December 31 are summarized as follows:

                                                 2005               2004
                                          -----------------   ----------------
Land                                      $       5,057,767   $       4,206,470
Buildings                                        13,724,317          12,194,563
Leasehold Improvements                              234,807                   0
Land Improvements                                   286,756             260,944
Furniture and equipment                           4,795,834           3,823,638
                                          -----------------   -----------------
                                                 24,099,481          20,485,615

Less: accumulated depreciation                    4,280,503           3,122,790
                                          -----------------   -----------------
                                          $      19,818,978   $      17,362,825
                                          =================   =================

     NOTE 6 - BANK OWNED LIFE INSURANCE

     The Company owns bank-owned life insurance to fund certain employee benefit plans. No purchases of bank-owned life insurance were made during the years ended December 31, 2005, and December 31, 2004. However, Trinity Bank did own $1,378,877 of bank-owned life insurance at the time they were acquired by the Company. The bank-owned life insurance policies are recorded in other assets at their cash surrender values of $14,827,784 and $12,885,164 at December 31, 2005 and 2004, respectively.

     NOTE 7 - INTANGIBLE ASSETS

     Amortized intangible assets at December 31, 2005 and 2004 are summarized as follows:

                                          December 31, 2005   December 31, 2004
                                          -----------------   -----------------
Core deposit intangible                   $       4,767,000   $       2,447,000
Mortgage servicing rights ("MSRs")                  673,896             673,896
                                          -----------------   -----------------
                                                  5,440,896           3,120,896

Less:  accumulated amortization                   2,641,906           2,231,906
                                          -----------------   -----------------
                                          $       2,798,990   $         888,990
                                          =================   =================

     The acquisition of Trinity resulted in an increase of $2,320,000 in the unamortized core deposit intangible in 2005. This core deposit intangible is being amortized over an eight-year period on an accelerated basis. The amortization of this core deposit intangible is expected to be $518,000 in 2006, $449,000 in 2007, $380,000 in 2008, $314,000 in 2009, and $244,000 in 2010. The
fair value of MSRs at December 31, 2005 and 2004 approximated carrying value. The total amount of loans serviced for others at December 31, 2005, December 31, 2004, and December 31, 2003 were $9,855,390, $12,640,595, and $17,550,135, respectively. The Company sold its portfolio of loans serviced for others during the first quarter of 2006 for approximately the book value of the unamortized MSR at the time of the sale.

     Amortization expense for all intangible assets subject to amortization was $408,907 during the year ended December 31, 2005, $424,808 during the year ended December 31, 2004, and $674,184 during the year ended December 31, 2003. Estimated amortization expense for the next five succeeding years ending December 31 are as follows:

          2006                  $  734,000
          2007                  $  629,000
          2008                  $  512,000
          2009                  $  314,000
          2010                  $  244,000

     The balance of goodwill was $29,625,128 at December 31, 2005, and $6,670,522 at December 31, 2004. The acquisition of Trinity resulted in an increase of $22,954,606 of goodwill in 2005.

     NOTE 8 - DEPOSITS

     Deposit balances and interest expense and average rates paid for the years ended December 31, 2005, December 31, 2004, and December 31, 2003 are summarized as follows:

                                               December 31,                                   December 31,
                                                  2005                                            2004
                              ----------------------------------------------   ----------------------------------------------
                                  Actual         Interest          Average         Actual          Interest        Average
                                  Balance        Expense            Rate           Balance         Expense          Rate
                              -------------   -------------    -------------   -------------    -------------   -------------
Noninterest bearing           $  35,225,404   $           -                -   $  19,734,227    $           -               -
Interest bearing checking        50,262,906         210,499             0.57%     32,949,447          103,320            0.31%
Money market deposit            104,420,774       1,791,093             2.29%     77,924,198          841,817            1.42%
Savings                          23,654,258         158,721             0.61%     29,174,129          164,700            0.50%
Certificates of deposit         303,980,459       6,816,566             2.95%    214,962,427        5,017,535            2.27%
                              -------------   -------------    -------------   -------------    -------------   -------------
                              $ 517,543,801   $   8,976,879             2.41%  $ 374,744,428    $   6,127,372            1.77%
                              =============   =============    =============   =============    =============   =============

                                                                   December 31,
                                                                      2003
                                                  ----------------------------------------------
                                                      Actual          Interest         Average
                                                      Balance         Expense           Rate
                                                  -------------   -------------    -------------
     Noninterest bearing                          $  12,906,002   $           -                -
     Interest bearing checking                       30,779,656          91,383             0.32%
     Money market deposit                            48,188,873         549,917             1.28%
     Savings                                         36,754,570         305,298             0.77%
     Certificates of deposit                        213,816,575       5,554,763             2.56%
                                                  -------------   -------------    -------------
                                                  $ 342,445,676   $   6,501,361             1.98%
                                                  =============   =============    =============

     Contractual maturities of certificates of deposit as of December 31, 2005 and 2004 are as follows:

                                                      2005                2004
                                               -----------------   -----------------
     Under 1 year                              $     224,227,624   $     156,125,605
     1 to 2 years                                     51,180,555          30,933,304
     2 to 3 years                                      9,530,957          14,871,833
     3 to 4 years                                     12,225,554           4,318,059
     4 years or greater                                6,815,769           8,713,626
                                               -----------------   -----------------
                                               $     303,980,459   $     214,962,427
                                               =================   =================

     Certificates of deposit in excess of $100,000 totaled $106,989,220 and $62,511,274 at December 31, 2005 and 2004, respectively, and may not be fully insured by the FDIC. Interest paid on deposits and other borrowings was $10,453,919, for the year ended December 31, 2005, $7,566,978 for the year ended December 31, 2004, and $8,941,122 for the year ended December 31, 2003.

     Directors, executive officers, and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $3,448,155 and $539,837 at December 31, 2005 and 2004, respectively.

     The deposits of the Bank are insured by the Savings Association Insurance Fund (SAIF), one of two funds administered by the FDIC. The Bank's annual SAIF premium rates were $0.014, $0.015, and $0.016 per $100 of deposits for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively.

     NOTE 9 - BORROWED MONEY

     The Company had $61.5 million in advances from the FHLB of Atlanta that were obtained pursuant to a line of credit. These advances are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. The total amount available on the line of credit is 25% of total assets of the Bank, or approximately $175 million. The unused portion of the line of credit available to the Company at December 31, 2005 was approximately $113 million. These advances had interest rates ranging from 2.02% to 6.25% at December 31, 2005 and 1.15% to 6.25% at December 31, 2004. In addition, the Company had a mark-to-market adjustment on advances acquired in the Trinity acquisition which had a balance of ($192,000) at December 31, 2005, which is considered to be due in less than one year. Interest rates on certain FHLB convertible advances may be reset on certain dates at the option of the FHLB in accordance with the terms of the note. The Bank has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating rate at the time the advance is called by the FHLB. These convertible advances totaled $11.5 million at December 31, 2005 and $10.0 million at December 31, 2004.

     The Company also had $11.0 million in repurchase agreements from JP Morgan Chase Bank, NA ("JP Morgan"). These borrowings are collateralized by various US Government agency investment and mortgage-backed securities in an amount equal to at least 105% of the outstanding amount of the repurchase agreement. These repurchase agreements had interest rates ranging from 3.66% to 4.48% at December 31, 2005. Two of these repurchase agreements have a two-year one-time call option with a ten-year maturity date. One of these advances, totaling $5.0 million, has an adjustable interest rate tied to the three month LIBOR minus 50 basis points for a period of two years. After the two-year period, the repurchase agreement may be called at the option of JP Morgan or the repo may be converted to a fixed rate at 3.98% for the remaining eight years. The other convertible repo, which totals $3.0 million, has a fixed interest rate of 3.66%. After the two-year period, the repurchase agreement may be called by JP Morgan, or it may remain outstanding for the remaining eight-year period at the original interest rate of 3.66%. The remaining repurchase agreement has a balance of $3.0 million and has a fixed rate of 4.48% for five years.

     Maturities of borrowed money at December 31 are as follows:

                                                                  2005              2004
                                                          -----------------   -----------------
Borrowed money due:
         Less than 1 year                                 $      22,808,000   $      13,000,000
         1 to 2 years                                             6,000,000          18,000,000
         2 to 3 years                                            13,000,000           2,500,000
         3 to 4 years                                             8,000,000           8,500,000
         4 to 5 years                                             8,000,000           3,000,000
         5 to 10 years                                           14,500,000          10,000,000
         After 10 years                                                   -                   -
                                                          -----------------   -----------------
                                                          $      72,308,000   $      55,000,000
                                                          =================   =================

     NOTE 10 - SUBORDINATED DEBT

     In order to provide financing for the cash portion of the Trinity acquisition, on October 28, 2005, the Company completed a private placement of an aggregate amount of $15,000,000 in trust preferred securities, liquidation amount $1,000 per security (the "Preferred Securities"), through a newly formed Delaware statutory trust subsidiary, CSBC Statutory Trust I (the "Trust").

     In connection with the issuance of the Preferred Securities, on October 28, 2005, the Company entered into an Indenture (the "Indenture") by and between the Company and Wilmington Trust Company, as trustee, and an Amended and Restated Declaration of Trust (the "Trust Agreement") among the Company, as Sponsor, Wilmington Trust Company, as Delaware and Institutional Trustee, and the administrative trustees of the Trust. The information provided in Item 2.03 is incorporated by reference herein.

     On October 28, 2005, CSBC Statutory Trust I issued an aggregate of $15,000,000 in trust preferred securities, liquidation amount $1,000 per security. The Preferred Securities mature on December 15, 2035, but may be redeemed beginning December 15, 2010 if the Company exercises its right to redeem the Debentures, as described below. The Preferred Securities require quarterly distributions by the Trust to the holders of the Preferred Securities, initially at a fixed rate of 6.095% per annum through the interest payment date in December 2010, and thereafter at a variable rate of three-month LIBOR plus 1.57% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to twenty consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures, as described below. In accordance with FIN No. 46R, the trust is not consolidated with the financial statements of the Company.

     The proceeds from the sale of the Preferred Securities received by the Trust, combined with the proceeds of $464,000 received by the Trust from the issuance of common securities (the "Common Securities") by the Trust to the Company, were used to purchase $15,464,000 in principal amount of unsecured junior subordinated deferrable interest debentures (the "Debentures") of the Company, issued pursuant to the Indenture.

     The issuance of the Preferred Securities and the Common Securities are provided for in the Trust Agreement dated October 28, 2005, by and among the Trustee, the Company, and the administrative trustees of the Trust. The administrative trustees are the President and Chief Executive Officer, Executive Vice President and Secretary, and Executive Vice President and Chief Financial Officer.

     The Debentures mature on December 15, 2035, but the Company may at its option redeem the Debentures, in whole or in part, beginning on December 15, 2010 in accordance with the provisions of the Indenture. The Debentures bear interest at a fixed rate equal to 6.095% per annum through the interest payment date in December 2010, and thereafter at a variable rate, reset quarterly, of three-month LIBOR plus 1.57% per annum. Interest is cumulative and will accrue from the date of original issuance. However, so long as there is no event of default, interest payments may be deferred by the Company at its option at any time for a period of up to twenty consecutive quarterly interest payment periods, but not beyond December 15, 2035 (each such extended interest payment period, an "Extension Period"). No interest shall be due and payable during an Extension Period, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear additional interest at an annual rate equal to the interest rate in effect for each Extension Period. Furthermore, during any Extension Period, the Company may not declare or pay any dividends on its capital stock, which includes its Common Stock, nor make any payment or redeem debt securities that rank pari passu with the Debentures.

     Early Redemption. The Debentures may be redeemed at par at the option of the Company beginning on December 15, 2010, and may be redeemed earlier than such date following the occurrence of a "Special Event" (as defined in the Indenture) at a price equal to 107.5% of the principal amount together with accrued interest. The Trust will be required to redeem a like amount of Preferred Securities if the Company exercises its right to redeem all or a portion of the Debentures.

     Acceleration of Maturity. Either the Trustee or the holders of at least 25% of the aggregate principal amount of the outstanding Debentures may declare the principal amount of, and all accrued interest on, all the Debentures to be due and payable immediately, or if the holders of the Debentures fail to make such declaration, the holders of at least a majority in aggregate liquidation amount of the Preferred Securities outstanding shall have a right to make such declaration, if an Event of Default occurs. An Event of Default generally includes a default in payment of any interest for 30 days, a default in payment upon maturity, a default in performance, or breach of any covenant or representation, bankruptcy or insolvency of the Company or liquidation or dissolution of the Trust. Any holder of the Preferred

Securities has the right, upon the occurrence of an Event of Default related to payment of interest of principal, to institute suit directly against the Company for enforcement of payment to such holder of principal of and any premium and interest, including additional interest, on the Debentures having a principal amount equal to the aggregate liquidation amount of the Preferred Securities held by such holder. Additional information regarding the Preferred Securities may be obtained by reviewing the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005.

     NOTE 11 - INCOME TAXES

     The provision for income taxes is summarized below:

                                   Year Ended     Year Ended      Year Ended
                                    December       December        December
                                      2005           2004            2003
                                 -------------   -------------   -------------
     Currently payable

         Federal                 $     864,250   $     971,417   $   1,457,207
         State                         234,350         146,284         238,000
                                 -------------   -------------   -------------
                                     1,098,600       1,117,701       1,695,207

                                   Year Ended     Year Ended      Year Ended
                                    December       December        December
                                      2005           2004            2003
                                 -------------   -------------   -------------
     Deferred

         Federal                       257,008         (35,339)       (228,800)
         State                         (32,796)         (5,322)         (9,000)
                                 -------------   -------------   -------------
                                       224,212         (40,661)       (238,800)
                                 -------------   -------------   -------------
         Total income taxes      $   1,322,812   $   1,077,040   $   1,456,407
                                 =============   =============   =============

     The reasons for the difference between consolidated income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows:

                                                    Year Ended      Year Ended     Year Ended
                                                     December        December       December
                                                       2005            2004           2003
                                                  -------------   -------------   -------------
     Federal income taxes at statutory rate       $   1,562,477   $   1,371,000   $   1,648,000
     State income taxes, net of federal benefit         133,026          86,000         151,000
     Effect of federal tax exempt interest             (135,946)       (137,000)       (112,000)
     Effect of earnings on life insurance              (202,601)       (161,000)       (161,000)
     Other                                              (34,144)        (81,960)        (69,593)
                                                  -------------   -------------   -------------
                                                  $   1,322,812   $   1,077,040   $   1,456,407
                                                  =============   =============   =============
     Effective tax rate                                    32.8%           26.7%           30.2%
                                                  =============   =============   =============

     Income taxes paid for the years ended December 31, 2005, 2004, and 2003 were $2,773,660, $1,978,000, and $2,119,000, respectively.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                      2005               2004
                                                               -----------------   -----------------
     Deferred tax assets
         Deferred compensation                                 $         762,481   $       1,250,021
         Unrealized loss on securities
            Available-for-sale                                         1,006,938             268,951
         Allowance for loan losses                                     1,955,469           1,209,925
         Capital loss carryforward                                       374,099                   -
         Other                                                           295,269             159,616
                                                               -----------------   -----------------
                  Gross deferred tax assets                            4,394,256           2,888,513

     Deferred tax liabilities
         Excess carrying value of assets acquired
             for financial reporting purposes over
             tax basis                                                 1,592,882           1,275,184
         Deferred loan fees                                               92,928             191,034
         Other                                                           127,848                   -
                                                               -----------------   -----------------
                  Gross deferred tax liabilities                       1,813,658           1,466,218
                                                               -----------------   -----------------
                  Net deferred tax asset                       $       2,580,598   $       1,422,295
                                                               =================   =================

     The Company, in accordance with SFAS No. 109, did not record a deferred tax liability of approximately $3,140,000 as of December 31, 2005 related to the cumulative special bad debt deduction for savings and loan associations recognized for income tax reporting prior to September 30, 1988, Citizen South Bank's base year.

     Management believes that the Company will fully realize deferred tax assets based on future taxable temporary differences, refundable income taxes from carryback years, and current levels of operating income.

     NOTE 12 - COMMITMENTS

     Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments represent no more than normal lending risk that the Bank commits to its borrowers and management believes that these commitments can be funded through normal operations. Commitments to extend credit that include both fixed and variable rates as of December 31 are as follows:

                                                   2005               2004
                                            -----------------   -----------------
Residential mortgage loan commitments       $       9,357,000   $       3,397,000
Non-residential mortgage loan commitments          13,591,000          10,976,000
Commercial loan commitments                         1,698,000             904,000
Consumer loan commitments                           1,624,000             551,000
Unused lines of credit
    Commercial                                     28,533,000          15,776,000
    Consumer                                       54,152,000          46,621,000

     The Company also has various leases in place to provide office space for three full-service offices and one loan production office. The amount paid for this leased office space totaled $122,876 for the year ended December 31, 2005, $48,300 for the year ended December 31, 2004, and $3,825 for the year ended December 31, 2003. Projected lease payments over the next five years are expected to be $319,000 for 2006, $275,000 for 2007, $232,000 for 2008, $209,000
for 2009, and $57,000 for 2010.

     NOTE 13 - REGULATORY CAPITAL REQUIREMENTS

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

     The Bank is required to maintain: tangible capital of at least 1.5% of adjusted total assets; core capital of at least 4.0% of adjusted total assets; and total capital of at least 8.0% of risk weighted assets. At December 31, 2005, the Bank's tangible capital and core capital were both $63,262,000, or 9.47% of tangible assets, and total capital was $68,365,000, or 12.08% of risk-weighted assets. The Company's primary regulator, the Office of Thrift Supervision, informed the Bank that it was in the well-capitalized category as of the most recent regulatory examination, and management is not aware of any events that have occurred since that would have changed its classification.

                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                              For Capital                   Prompt Corrective
                                                Actual                     Adequacy Purposes                Action Provisions
                                    -----------------------------   ------------------------------   ------------------------------
                                        Amount          Ratio            Amount          Ratio           Amount           Ratio
                                    -------------   -------------   --------------   -------------   --------------   -------------
                                       (dollars in  thousands)          (dollars in thousands)           (dollars in thousands)
As of December 31, 2005
     Total Risk-Based Capital
         (to Risk-Weighted Assets)  $      68,365           12.08%          45,288            8.00%          56,609           10.00%
     Tier 1 Capital
         (to Risk-Weighted Assets)         63,262           11.18%          22,643            4.00%          33,965            6.00%
     Tier 1 Capital
         (to Adjusted Total Assets)        63,262            9.47%          26,715            4.00%          33,394            5.00%
     Tangible Capital
         (to Adjusted Total Assets)        63,262            9.47%          10,018            1.50%          20,036            3.00%

As of December 31, 2004
     Total Risk-Based Capital
         (to Risk-Weighted Assets)  $      62,804           17.12%          29,346            8.00%          36,682           10.00%
     Tier 1 Capital
         (to Risk-Weighted Assets)         59,775           16.30%          14,673            4.00%          22,010            6.00%
     Tier 1 Capital
         (to Adjusted Total Assets)        59,775           11.95%          20,011            4.00%          25,014            5.00%
     Tangible Capital
         (to Adjusted Total Assets)        59,775           11.95%           7,504            1.50%          15,008            3.00%

     On May 23, 2002, the MHC approved a Plan of Conversion and Reorganization. As a result of the Conversion, the Bank established a memo liquidation account in an amount equal to its equity at the time of the Conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As a result, stockholders' equity is substantially restricted at December 31, 2005 and 2004.

     NOTE 14 - EMPLOYEE BENEFIT PLANS

     The Bank provides supplemental benefits to substantially all employees through a 401(k) savings plan. Eligible participants may contribute up to 75% of eligible compensation, with the Bank providing matching contributions of 50% of employee contributions up to 6% of eligible compensation. The plan also provides for discretionary employer contributions. During 2005, 2004 and 2003, no discretionary employer contributions were made to the 401(k) plan. Total expense relating to this plan was $128,861 for the year ended December 31, 2005, $104,591 for the year ended December 31, 2004, and $106,973 for the year ended December 31, 2003.

     The Bank also maintains nonqualified deferred compensation and/or supplemental retirement plans for certain of its directors and executive officers. The Bank also adopted nonqualified deferred compensation plans for key employees and directors of Citizens Bank, a wholly-owned subsidiary of Innes Street Financial Corporation, which was acquired by the Company on December 31, 2001. The deferred assets related to these plans are maintained in rabbi trusts, which are included in Other Assets of the Company. The assets are accounted for at market value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, with the resulting gains or losses in value recorded in income. The corresponding change in fair value of the deferred compensation obligation is recorded as compensation expense. Total expense for the all of the plans was $457,756 for the year ended December 31, 2005, $505,822 for the year ended December 31, 2004, and $737,483 for the year ended December 31, 2003.

     2003 Recognition and Retention Plan ("2003 RRP") - Pursuant to resolutions of the Board of Directors of Citizens South Banking Corporation adopted on August 18, 2003, and the subsequent approval by the stockholders of the Company on October 23, 2003, the Company adopted and implemented the Citizens South Banking Corporation 2003 Recognition and Retention Plan with a total of 210,398 shares. On November 3, 2003, awards of 196,560 shares of restricted stock were made under the 2003 RRP. All shares vest over a seven-year period commencing on the date of the award, at the rate of 30% on November 3, 2003, 10% on January 2, 2004, 10% on November 3, 2005, and 10% per year on November 3 of each year thereafter. The fair market value of the restricted stock at the time of the grant was $15.04 per share. During 2005, 16,303 shares vested, no additional shares were granted, and 1,200 shares were forfeited. At December 31, 2005, 15,038 restricted shares remained unissued and available for grants under the 2003 RRP. Total expense for the 2003 RRP amounted to $279,816 in 2005, $281,025 in 2004, and $974,848 in 2003.

     1999 Stock Option Plan - On April 12, 1999, the Company's shareholders approved the Citizens South Bank 1999 Stock Option Plan that provided the issuance of 211,335 options for directors and officers to purchase the Company's common stock. Pursuant to the mutual holding company conversion and reorganization completed on September 30, 2002, each share of the $1.00 par value common stock of Citizens South Banking Corporation (the former Federal corporation) was exchanged for 2.1408 shares of $0.01 par value common stock of the Citizens South Banking Corporation (the new Delaware Corporation), which preserved the previous stockholders' interest in Citizens South Banking Corporation. Thus, the options for 211,335 shares of common stock in the 1999 Stock Option Plan were exchanged for options for 452,425 shares, with the exercise prices of previously granted options adjusted according to the same ratio.

     During 2005, there were no options granted, no reloads issued, 24,471 shares were exercised, and no shares were forfeited under the 1999 Stock Option Plan. All of the 24,471 shares exercised were exercised for cash. At December 31, 2005, 1,612 options remained unissued and available for grants under the 1999 Stock Option Plan.

     2003 Stock Option Plan - Pursuant to resolutions of the Board of Directors of Citizens South Banking Corporation adopted on August 18, 2003, and the subsequent approval by the stockholders of the Company on October 23, 2003, the Company adopted and implemented the Citizens South Banking Corporation 2003 Stock Option Plan with a total of 525,995 options available for award. On November 3, 2003, the following awards of stock options were made under the 2003 Stock Option Plan: Non-statutory options of 157,020 shares at $15.04 to directors and advisory board members, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee's board service to the Bank or its predecessor, Gaston Federal Bank (excluding service to the former Citizens Bank, Inc.); incentive options of 360,000 shares at $15.04 to employees, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee's employment with the Bank or its predecessor, Gaston Federal Bank (excluding service to the former Citizens Bank, Inc.). During 2005, there were 19,000 incentive options granted at the market price of the stock on the date of grant to an employee, vesting over a five-year period at 20% per year, commencing on the date of the grant, no reload options were issued, no options were exercised, and 15,000 options were forfeited. At December 31, 2005, 9,975 options remained unissued and available for grants under the 2003 Stock Option Plan.

     The following is a summary of stock option activity and related information for the years ended December 31, 2005, 2004 and 2003.

                                Year Ended December 31, 2005      Year Ended December 31, 2004      Year Ended December 31, 2003
                              -------------------------------   -------------------------------   -------------------------------
                                                Weighted Avg.                     Weighted Avg.                     Weighted Avg.
                                 Options       Exercise Price      Options       Exercise Price      Options       Exercise Price
                              -------------    --------------   -------------    --------------   -------------    --------------
Outstanding-
Beginning of period                 793,151    $        12.58         810,953    $        12.45         380,401    $         5.72
   Granted                           19,000             12.96          12,734             12.95         598,803             14.81
   Exercised                        (24,471)             5.75         (16,695)             5.61        (168,251)             5.61

   Forfeited                        (15,000)            15.04         (13,571)            14.30               -                 -
                              -------------    --------------   -------------    --------------   -------------    --------------
Outstanding-end of
   period                           772,680    $        12.22         793,151    $        12.58         810,953    $        12.45
                              =============    ==============   =============    ==============   =============    ==============
Exercisable-end of
   period                           747,680    $        12.20         708,495    $        12.43         690,795    $        12.27
                              =============    ==============   =============    ==============   =============    ==============
Weighted average
   fair value of
   options granted
   during the period                           $        4.60                     $        3.90                     $        3.69
                                               ==============                    ==============                    ==============

     Exercise prices for options outstanding as of December 31, 2005 ranged from $5.14 to $15.06. Exercise prices for options outstanding as of December 31, 2004 ranged from $5.14 to $15.06. The weighted average remaining contractual life of those options was approximately five years at December 31, 2005, and six years at December 31, 2004.

     Employee Stock Ownership Plan - The Bank established an Employee Stock Ownership Plan (ESOP) in 1998. The ESOP is a tax-qualified retirement plan designed to invest primarily in the Company's common stock. All full-time employees of the Bank who have completed one year of service with the Bank are eligible to participate in the ESOP. The ESOP utilized funds borrowed from the Company totaling $1,690,680, to purchase approximately 8%, or 169,068 shares of the Company's common stock issued in the 1998 Conversion. The ESOP utilized funds borrowed from the Company totaling $1,051,980 to purchase 105,198 additional shares of the Company's common stock issued in the 2002 Conversion. The loans to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 15 years for each loan. Under the terms of the ESOP, the Bank makes contributions to the ESOP sufficient to cover all payments of principal and interest as they become due. The 1998 loan had an outstanding balance of $788,983 with an interest rate of 7.25% and $901,695 with an interest rate of 5.25% at December 31, 2005 and 2004, respectively. The interest rate on the loan is based on the Bank's prime rate. The 2002 loan had an outstanding balance of $771,452 with an interest rate of 7.25% and $841,584 with an interest rate of 5.25% at December 31, 2005 and 2004, respectively. Unallocated shares, totaling 248,340 shares at December 31, 2005, are excluded for the calculation of earnings per share.

     Shares purchased with the loan proceeds are held in a suspense account by the trustee of the plan for future allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation as described in the plan. The number of shares released to participants will be determined based upon the percentage of principal and interest payments made during the year divided by the total remaining principal and interest payments including the current year's payment. Participants will vest in the shares allocated to their respective accounts over a period not to exceed five years. Any forfeited shares are allocated to the then-remaining participants in the same proportion as contributions. As of December 31, 2005, 185,762 shares have been allocated to participants and 216,576 shares remain unallocated. The fair value of the unallocated shares was $2,588,083 at December 31, 2005. The Company recognizes compensation expense attributable to the ESOP ratably over the fiscal year based upon the estimated number of ESOP shares to be allocated each December 31st. The Company recognized $209,419, $223,231, and $219,333, as compensation expense in the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively.

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

     NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Fair value for the advances from the Federal Home Loan Bank is based on discounted cash flows using current interest rates.

     At December 31, 2005 and 2004, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business. Fair values of these commitments are based on fees currently charged for similar instruments. At December 31, 2005 and 2004, the carrying amounts and fair values of these off-balance sheet financial instruments were immaterial.

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

                                                              2005                                2004
                                               ---------------------------------   ---------------------------------
                                                  Carrying           Estimated         Carrying          Estimated
                                                   Amount           Fair Value          Amount          Fair Value
                                               ---------------   ---------------   ---------------   ---------------
     Financial assets
        Cash and due from banks                $     8,863,423   $     8,863,423   $     5,799,611   $     5,799,611
        Interest-earning bank balances              17,790,015        17,790,015         5,790,650         5,790,650
        Investments and mortgage-
           backed securities                       123,665,146       123,665,146       133,576,857       133,576,857
        Loans                                      468,232,026       469,150,047       314,126,978       315,148,762

     Financial liabilities
        Deposits                                   517,543,801       501,632,157       374,744,428       366,115,439
        Repurchase agreements                        3,570,267         3,570,267           771,538           771,538
        Borrowed money                              87,772,000        87,219,210        55,000,000        55,467,576

     NOTE 16 - EARNINGS PER SHARE

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

     The only potential stock of the Company as defined in SFAS No. 128, are stock options granted to various directors and officers of the Bank and unvested RRP shares. At December 31, 2005, the Company excluded 579,751 of the 772,680 outstanding options from the calculation of diluted earnings per share since these options had a strike price in excess of the market value of the stock at December 31, 2005. The following is a summary of the computation of basic and diluted earnings per share:

                                                   Year Ended       Year Ended      Year Ended
                                                   December 31,    December 31,    December 31,
                                                       2005           2004            2003
                                                  -------------   -------------   -------------
     Net income                                   $   3,272,709   $   2,955,421   $   3,390,566
     Weighted average outstanding shares              7,207,368       7,611,022       8,623,838
     Basic earnings per share                     $        0.45   $        0.39   $        0.39
     Weighted average outstanding shares              7,207,368       7,611,022       8,623,838
     Dilutive effect of stock options                    90,851         101,648         138,707
                                                  -------------   -------------   -------------
     Weighted average diluted shares                  7,298,219       7,712,670       8,762,545
     Diluted earnings per share                   $        0.45   $        0.38   $        0.39

     In conjunction with the 2002 Conversion, as described in Note 1. of the Notes to Consolidated Financial Statements, the Company had 9,062,727 shares on common stock issued and outstanding on September 30, 2002. In March 2003, the Company's Board of Directors announced the authorization to repurchase of up to 343,027 shares of outstanding common stock. The Company repurchased 342,200 shares of stock at an average price of $13.66 under this authority in October 2003. During October 2003 the Company's Board of Directors announced the authorization to repurchase up to 879,900 shares, or 10% of the outstanding common stock. The Company repurchased 877,235 shares of stock at an average price of $13.80 under this authority by May 2004. During May 2004, the Company's Board of Directors authorized the repurchase of up to 815,000 shares, or 10% of the outstanding common stock. The Company repurchased 815,000 shares of stock at an average price of $13.09 under this authority in February 2005. During February 2005, the Board of Directors authorized the repurchase of 370,000 shares, or 5% of the outstanding common stock. As of December 31, 2005, the Company had repurchased 354,923 shares of stock at an average price of $12.50 under this authorization and had 15,077 shares remaining.

     As of December 31, 2005, a total of 2,389,358 shares, or 26.4% of the outstanding shares of common stock, have been repurchased under these plans at an average price of $13.35 per share.

     NOTE 17 - PARENT-ONLY FINANCIAL INFORMATION

     The earnings of the Bank are recognized by Citizens South Banking Corporation using the equity method of accounting. Accordingly, undistributed earnings of the Bank are recorded as increases in the Company's investment in the Bank. The following are the condensed financial statements of the Company as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

Condensed Statements of Financial Condition
-------------------------------------------

                                                             December 31,        December 31,
                                                                 2005                2004
                                                          -----------------   -----------------
Assets
------
Cash and cash equivalents                                 $       1,331,266   $       2,687,014
Investment in securities available-for-sale                       2,311,005           2,476,936
Investment in subsidiary                                         95,566,533          66,828,552
Other assets                                                        632,567             431,654
                                                          -----------------   -----------------
Total assets                                              $      99,841,371   $      72,424,156
                                                          =================   =================
Liabilities and Stockholders' Equity
------------------------------------
Liabilities                                               $      15,583,723   $          29,899
Stockholders' equity                                             84,257,648          72,394,257
                                                          -----------------   -----------------
Total liabilities and stockholders' equity                $      99,841,371   $      72,424,156
                                                          =================   =================

Condensed Statements of Operations
----------------------------------

                                                           Year Ended       Year Ended       Year Ended
                                                          December 31,      December 31,     December 31,
                                                              2005             2004             2003
                                                         -------------    -------------    -------------
Interest income                                          $     124,703    $     238,212    $     474,295
Interest expense                                              (164,943)               -                -
Other noninterest income                                         7,567          163,800           10,177
Other noninterest expenses                                    (725,991)        (631,667)        (980,671)
                                                         -------------    -------------    -------------
 Income before income taxes and undistributed
    earnings from subsidiaries                                (758,664)        (229,655)        (496,199)
Income taxes                                                   295,218           96,000          204,995
                                                         -------------    -------------    -------------
Income before undistributed earnings from
    subsidiaries                                              (463,446)        (133,655)        (291,204)
Equity in undistributed earnings of subsidiaries             3,736,155        3,089,076        3,681,770
                                                         -------------    -------------    -------------

Net income                                               $   3,272,709    $   2,955,421    $   3,390,566
                                                         =============    =============    =============

Condensed Statements of Cash Flows
----------------------------------

                                                           Year Ended       Year Ended      Year Ended
                                                          December 31,     December 31,     December 31,
                                                              2005             2004             2003
                                                         -------------    -------------    -------------
  Operating activities
    Net income                                           $   3,272,709    $   2,955,421    $   3,390,566
    Adjustments to reconcile net income to net
    Cash provided by operating activities
         (Gain) on sale of investments                          (7,500)        (163,800)               -
         Equity in undistributed (earnings) of
             Subsidiaries                                   (3,736,155)      (3,089,076)      (3,681,770)
         Allocation of shares to ESOP                          269,864          282,995          287,717
         Vesting of shares issued for the RRP                  279,816          281,025          974,848
         (Increase) in other operating subsidiaries           (623,845)         (20,199)         (14,772)
         (Decrease) increase in other operating
            liabilities                                              -            6,102         (309,536)
                                                         -------------    -------------    -------------
          Net cash provided (used) by operating
           activities                                         (545,111)         252,468          647,053

Investing activities
    Proceeds from the sale of investments                      507,500        1,008,000                -
    Purchase of investments available-for-sale                (200,000)        (347,282)      (2,000,000)
                                                         -------------    -------------    -------------
          Net cash used in (provided by) investing
           activities                                          307,500          660,718       (2,000,000)

Financing activities
    Repurchase of common stock                              (5,654,999)     (16,403,258)      (9,801,707)
    Contributed capital to bank subsidiary                 (15,000,000)               -                -
    Dividends received from bank subsidiary                  6,000,000        5,000,000                -
    Increase in borrowed money                              15,464,000                -                -
    Exercise of options                                        140,670                -          149,793
    Dividends to stockholders                               (2,067,808)      (2,013,560)      (2,136,607)
                                                         -------------    -------------    -------------
         Net cash provided by financing
         activities                                         (1,118,137)     (13,415,503)     (11,788,521)

Net decrease in cash and cash equivalents                   (1,355,748)     (12,503,632)     (13,141,468)
Cash and cash equivalents, beginning of period               2,687,014       15,190,646       28,332,114
                                                         -------------    -------------    -------------
Cash and cash equivalents, end of period                 $   1,331,266    $   2,687,014    $  15,190,646
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

     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of Citizens South Banking Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management excluded the acquired Trinity Bank from its assessment of internal controls over financial reporting due to the fact that the acquisition of Trinity was not consummated until October 2005. The acquisition of Trinity did not have a material impact on the earnings of the Company during 2005, due to the fact that only two months of earnings were included in the 2005 consolidated earnings of the Company. The acquisition did, however, result in a material change in the Company's statement of financial condition since at the time of the acquisition, Trinity had total assets of $165.5 million, total loans of $114.3 million, premises and equipment of $2.4 million, total deposits of $135.6 million, borrowed money of $14.1 million and total equity of $13.3 million. There were no material changes to the Company's internal control over financial reporting as a result of this acquisition.

     The Company's internal control over financial reporting includes those policies and procedures that:

     o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that material receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements of the Company.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

     The Company's independent registered public accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report is presented on the following page of this report.

[LOGO OF CHERRY BEKAERT & HOLLAND]

             REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens South Banking Corporation
Gastonia, North Carolina

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Citizens South Banking Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

As indicated in Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Trinity Bank, which was acquired by the Company on October 31, 2005 and is included in the consolidated financial statements of the Company as of December 31, 2005 and for the two-month period then ended. At the time of the acquisition, Trinity Bank had total assets of $165.5 million, total loans of $114.3 million, premises and equipment of $2.4 million, total deposits of $135.6 million, borrowed money of $14.1 million and total equity of $13.3 million. Management did not assess the effectiveness of internal control over financial reporting at Trinity Bank due to the fact that the acquisition of Trinity Bank was not consummated until October 31, 2005. Our audit of internal control over financial reporting of Citizens South Banking Corporation also did not include an evaluation of the internal control over financial reporting at Trinity Bank.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion on these consolidated financial statements.

/s/ Cherry, Bekaert & Holland, L.L.P.

Gastonia, North Carolina
March 3, 2006

ITEM 9B.  OTHER INFORMATION

     None.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The "Proposal I - Election of Directors" section of the Registrant's Definitive Proxy Statement dated April 3, 2006, (the "Proxy Statement") as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2006 Annual Meeting of Shareholders is incorporated herein by reference. In addition, the Item 1. "Executive Officers of the Registrant" section of the Proxy Statement is incorporated herein by reference.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    A.    INDEX OF EXHIBITS

    3.1 Certificate of Incorporation of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

    3.2 Bylaws of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

    4.1 Form of Common Stock Certificate of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

    4.2 Indenture between Citizens South Banking Corporation and Wilmington Trust Company, as trustee, dated October 28, 2005. (Incorporated by reference to the Current Report on Form 8-K (File No. 0-23971), filed with the Commission on November 3, 2005)

    10.1  Employment Agreement with Kim S. Price dated May 17, 2004

    10.2 Deferred Compensation and Income Continuation Agreement (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

    10.3 Employee Stock Option Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

    10.4 Supplemental Executive Retirement Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997

    10.5 Severance Agreement with Gary F. Hoskins dated May 17, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.6 Severance Agreement with Paul L. Teem, Jr. dated May 17, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.7 Severance Agreement with Michael R. Maguire dated May 17, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.8 Severance Agreement with Daniel M. Boyd, IV dated May 17, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.9 Severance Agreement with V. Burton Brinson, Jr. dated May 17, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.10 Salary Continuation Agreement with Kim S. Price dated January 1, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.11 Salary Continuation Agreement with Gary F. Hoskins dated January 1, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.12 Salary Continuation Agreement with Paul L. Teem, Jr. dated January 1, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.13 Salary Continuation Agreement with Michael R. Maguire dated January 1, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.14 Salary Continuation Agreement with Daniel M. Boyd, IV dated January 1, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.15 Salary Continuation Agreement with V. Burton Brinson, Jr. dated January 1, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16,
          2005)

    10.16 Endorsement Split Dollar Agreement with Kim S. Price dated January 1, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.17 Endorsement Split Dollar Agreement with Gary F. Hoskins dated January 1, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.18 Endorsement Split Dollar Agreement with Paul L. Teem, Jr. dated January 1, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16,
          2005)

    10.19 Endorsement Split Dollar Agreement with Michael R. Maguire dated January 1, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16,
          2005)

    10.20 Endorsement Split Dollar Agreement with Daniel M. Boyd, IV dated January 1, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16,
          2005)

    10.21 Endorsement Split Dollar Agreement with V. Burton Brinson, Jr. dated January 1, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16,
          2005)

    10.22 Amended Deferred Compensation and Income Continuation Agreement with David W. Hoyle, Sr. dated March 15, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.23 Amended Deferred Compensation and Income Continuation Agreement with Ben R. Rudisill, II dated March 15, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.24 Amended Deferred Compensation and Income Continuation Agreement with James J. Fuller dated March 15, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.25 Amended Deferred Compensation and Income Continuation Agreement with Charles D. Massey dated March 15, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.26 Amended Director Retirement Agreement with David W. Hoyle, Sr. dated March 15, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16,
          2005)

    10.27 Amended Director Retirement Agreement with Ben R. Rudisill, II dated March 15, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16,
          2005)

    10.28 Amended Director Retirement Agreement with James J. Fuller dated March 15, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.29 Amended Director Retirement Agreement with Charles D. Massey dated March 15, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16,
          2005)

    10.30 Amended Director Retirement Agreement with Eugene R. Matthews, II dated March 15, 2004. (Incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005)

    10.31 Amended and Restated Declaration of Trust among Citizens South Banking Corporation, Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein, dated October 28, 2005. (Incorporated by reference to the Current Report on Form 8-K (File No. 0-23971), filed with the Commission on November 3, 2005)

    14 Code of Ethics Policy (incorporated herein by reference to the "Proposal I - Election of Directors" section of the Registrant's Proxy Statement dated April 3, 2006

    21 Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

    23    Consent of Cherry, Bekaert & Holland, L.L.P.

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

                                        CITIZENS SOUTH BANKING CORPORATION

Date: March 13, 2006                    By:   /s/ Kim S. Price
      -------------------------------         ----------------------------------
                                              Kim S. Price
                                              President and Chief
                                              Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Kim S. Price                  By:   /s/ Gary F. Hoskins
      -------------------------------         ----------------------------------
      Kim S. Price                            Gary F. Hoskins
      President, Chief Executive              Executive Vice President,Treasurer
      Officer and Director                    and Chief Financial Officer
      (Principal Executive Officer)           (Principal Financial and
                                              Accounting Officer)

Date: March 13, 2006                    Date: March 13, 2006
      -------------------------------         ----------------------------------


By:   /s/ David W. Hoyle                By:   /s/ Ben R. Rudisill, II
      -------------------------------         ----------------------------------
      David W. Hoyle                          Ben R. Rudisill, II
      Chairman                                Vice Chairman


Date: March 13, 2006                    Date: March 13, 2006
      -------------------------------         ----------------------------------


By:   /s/ Eugene R. Matthews, II        By:   /s/ Charles D. Massey
      -------------------------------         ----------------------------------
      Eugene R. Matthews, II Director         Charles D. Massey Director


Date: March 13, 2006                    Date: March 13, 2006
      -------------------------------         ----------------------------------


By:   /s/ James J. Fuller               By:   /s/ David McGuirt
      -------------------------------         ----------------------------------
      James J. Fuller Director                David McGuirt  Director

Date: March 13, 2006                    Date: March 13, 2006
      -------------------------------         ----------------------------------