Form 10-Q
period 2006-03-31
CITIZENS SOUTH BANKING CORP
filed 2006-05-10
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value
8,268,523 shares outstanding as of May 5, 2006.

Citizens South Banking Corporation

PART I.	FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Citizens South Banking Corporation
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005

	(unaudited)
Assets:
Cash and due from banks	$9,418	$8,863
Interest-earning bank balances	4,500	17,790

Cash and cash equivalents	13,918	26,653
Investment securities available-for-sale, at fair value	53,064	53,429
Mortgage-backed and related securities available-for-sale, at fair value	66,402	70,236
Loans receivable, net of unearned income	491,761	473,336
Allowance for loan losses	(5,263)	(5,104)

Loans, net	486,498	468,232
Real estate owned	1,305	1,157
Premises and equipment, net	19,539	19,819
Accrued interest receivable	2,590	2,539
Federal Home Loan Bank stock	4,099	4,084
Intangible assets	32,214	32,424
Cash value of bank-owned life insurance policies	15,055	14,828
Other assets	7,591	7,693

Total assets	$702,275	$701,094

Liabilities and Stockholders’ Equity:
Demand deposit accounts	$87,293	$85,489
Money market deposit accounts	109,737	104,421
Savings accounts	22,021	23,654
Time deposits	303,599	303,980

Total deposits	522,650	517,544
Borrowed money	88,057	91,342
Deferred compensation	5,369	5,849
Other liabilities	1,524	2,101

Total liabilities	617,600	616,836
Common stock, $0.01 par value, 20,000,000 shares authorized in 2006 and 2005; 9,062,727 shares issued in 2006 and 2005; 8,278,523 shares outstanding in 2006 and 8,291,544 shares outstanding in 2005	91	91
Additional paid-in-capital	68,474	68,468
Unallocated common stock held by Employee Stock Ownership Plan	(1,567)	(1,613)
Unearned compensation related to Recognition and Retention Plan	(1,349)	(1,419)
Retained earnings, substantially restricted	30,890	30,311
Accumulated unrealized loss on securities available-for-sale, net of tax	(1,693)	(1,567)
Treasury stock of 784,204 shares at March 31, 2006, and 771,183 shares at December 31, 2005, at cost	(10,171)	(10,013)

Total stockholders’ equity	84,675	84,258

Total liabilities and stockholders’ equity	$702,275	$701,094

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Operations (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,

	2006	2005

Interest Income:
Loans	$8,505	$4,632
Investment securities	492	396
Interest-bearing deposits	152	35
Mortgage-backed and related securities	716	737

Total interest income	9,865	5,800
Interest Expense:
Deposits	3,729	1,696
Borrowed funds	1,037	475

Total interest expense	4,766	2,171

Net interest income	5,099	3,629
Provision for loan losses	285	150

Net interest income after provision for loan losses	4,814	3,479
Noninterest Income:
Fee income on deposit accounts	678	544
Income on mortgage banking and other lending activities	249	113
Dividends on FHLB stock	54	37
Increase in cash value of bank-owned life insurance	247	161
Fair value adjustment on deferred compensation assets	63	(47)
Net gain / (loss) on sale of assets	(56)	67
Other noninterest income	179	110

Total noninterest income	1,414	985
Noninterest Expense:
Compensation and benefits	2,379	1,666
Fair value adjustment on deferred comp. obligations	63	(47)
Occupancy and equipment expense	713	485
Professional services	170	151
Amortization of intangible assets	186	87
Merger and integration related expenses	57	—
Other noninterest expense	977	843

Total noninterest expense	4,545	3,185
Income before income taxes	1,683	1,279
Provision for income taxes	495	377

Net income	$1,188	$902

Basic earnings per share	$0.15	$0.13
Diluted earnings per share	$0.15	$0.13
Basic average common shares outstanding	8,056,574	7,084,471
Diluted average common shares outstanding	8,138,277	7,202,704

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended March 31,

	2006	2005

Net income	$1,188	$902
Other comprehensive loss, net of tax:
Unrealized gains on securities available for sale:
Unrealized holding losses arising during period	(126)	(898)
Reclassification adjustment for gains included in net income	(0)	(24)

Other comprehensive loss	(126)	(922)

Comprehensive income (loss)	$1,062	$(20)

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended March 31,

	2006	2005

Common stock:
At beginning of period	$91	$91
Issuance of common stock	—	—

At end of period	91	91

Additional paid-in-capital:
At beginning of period	68,468	68,381
Stock option expense	6	—

At end of period	68,474	68,381

Unallocated common stock held by ESOP:
At beginning of period	(1,613)	(1,796)
Allocation from shares purchased with loan from ESOP	46	46

At end of period	(1,567)	(1,750)

Unearned compensation related to Recognition and Retention Plan:
At beginning of period	(1,419)	(1,698)
Vesting of shares for plan	70	70

At end of period	(1,349)	(1,628)

Retained earnings, substantially restricted:
At beginning of period	30,311	29,765
Net income	1,188	902
Cash dividends declared on common stock	(574)	(476)
Exercise of options	(35)	—

At end of period	30,890	30,191

Accumulated unrealized gain on securities available for sale, net of tax:
At beginning of period	(1,567)	(419)
Other comprehensive results, net of tax	(126)	(922)

At end of period	(1,693)	(1,341)

Treasury stock:
At beginning of period	(10,013)	(21,930)
Exercise of options	64	—
Repurchase of common stock	(222)	(2,503)

At end of period	$(10,171)	$(24,433)

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$1,188	$902
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	285	150
Depreciation	347	296
Net gain on sale of investments, available for sale	—	(36)
Net (gain) loss on sale of other assets	56	(31)
Deferred loan origination fees	772	(165)
Allocation of shares to the ESOP	46	46
Stock option expense	6	—
Vesting of shares for the Recognition and Retention Plan	70	70
Decrease in accrued interest receivable	(52)	(41)
Amortization of intangible assets	186	87
(Increase) decrease in other assets	(767)	111
Decrease in other liabilities	(1,298)	(344)

Net cash provided by operating activities	839	1,045
Cash flows from investing activities:
Net increase in loans receivable	(19,323)	(10,458)
Proceeds from the sale of investment securities	—	5,517
Proceeds from the sale of mortgage-backed securities	—	1,563
Proceeds from the sale of other assets	571	450
Maturities and prepayments of investment securities	402	4,045
Maturities and prepayments of mortgage-backed securities	3,590	4,616
Purchase of FHLB stock	(15)	(388)
Capital expenditures for premises and equipment	(95)	(91)

Net cash provided by (used for) investment activities	(14,870)	5,254
Cash flows from financing activities:
Net increase (decrease) in deposits	5,106	(2,640)
Dividends paid to stockholders	(574)	(476)
Exercise of stock options	29	—
Repurchase of common stock	(222)	(2,503)
Net increase (decrease) in borrowed money	(3,285)	7,805
Increase in advances from borrowers for insurance and taxes	242	190

Net cash provided by financing activities	1,296	2,376
Net increase (decrease) in cash and cash equivalents	(12,735)	8,675
Cash and cash equivalents at beginning of period	26,653	11,590

Cash and cash equivalents at end of period	$13,918	$20,265

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

          In management’s opinion, the accompanying consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.  Results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

          The consolidated financial statements include the accounts of Citizens South Banking Corporation (the “Company”) and the Company’s wholly owned subsidiary, Citizens South Bank (the “Bank”).

          The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the consolidated financial statements of the Company as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004, and 2003, filed as part of the Company’s annual report on Form 10-K. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

          Acquisition of Trinity Bank

          On October 31, 2005, the Company consummated the merger of Trinity Bank (“Trinity”) into Citizens South Bank.  At the time of the acquisition, Trinity had total assets of approximately $165 million, total loans of $114 million, total deposits of $136 million and total equity of $13 million.  Trinity was headquartered in Monroe, North Carolina, which is approximately 50 miles east of the Company’s headquarters.  Trinity had three offices located in Union County, North Carolina, which has the fastest population growth of any county in North Carolina.  The combined bank has 15 full-service locations and one loan production office, and ranks 8th in the Charlotte Metropolitan Statistical Area in deposit market share.

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

          Allowance for Loan Losses.  The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses.  Management’s determination of the adequacy of the adequacy of the allowance is based on quarterly evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective, as it requires an estimate of the loss for each type of loan and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of the collateral.

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

Specific allowances are established for certain individual loans that management considers impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan.  The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis.  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral.  We increase our allowance for loan losses by charging provisions for loan losses against our current period income.  Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

          Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Unrealized losses on investment securities that are secured by the creditworthiness of the issuer may be considered to be “other-than-temporary” by management for the following reasons: 1) the issuer that has experienced accounting irregularities that have resulted in restated financial results from prior periods; 2) the credit rating of the issuer has  been downgraded below the investment grade rating by a major credit rating agency; 3) the security has no stated maturity dates, so the recovery of the unrealized losses is not expected to occur in the foreseeable future.  Effective March 31, 2006 and 2005, management evaluated the Company’s investment portfolio and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future.  As a result, management did not consider any unrealized losses as “other-than-temporary” at March 31, 2006 and 2005.

Stock Option Expense Disclosure

          On January 1, 2006, the Company adopted SFAS 123 (revised), Share Based Payment which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  The primary focus of this statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. The adoption of this Statement resulted in $6,000 of additional compensation expense for the quarter ended March 31, 2006.  Prior to adopting this Statement, the Company had adopted the disclosure–only option  and elected to apply the provisions of APB No. 25 for financial statement purposes. As such, no stock-based employee compensation cost is reflected in net income for the Company’s stock option plans for the quarter ended March 31, 2005.  Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented in the following table.

Three months ended March 31, 2005

Net income (in thousands, except per share amounts):
As reported	$902
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	20

Pro forma	$882

Basic earnings per share:
As reported	$0.13
Pro forma	$0.12
Diluted earnings per share:
As reported	$0.13
Pro forma	$0.12

          The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month period ended March 31, 2005: dividend yield of 2.0%, expected volatility of 30%, risk-free investment rate of 3.5%, and expected lives of seven years.

Note 2 – Use of Estimates

          The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 3 – Earnings per Share

          Earnings per share has been determined under the provisions of SFAS No. 128, Earnings Per Share. The only potential stock of the Company, as defined in SFAS No. 128, Earnings Per Share, is stock options granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2006 and 2005 (dollars in thousands, except per share data):

	Three Months Ended March 31,

	2006	2005

Net income	$1,188	$902
Weighted average outstanding shares	8,056,574	7,084,471
Dilutive effect of stock options	81,703	118,233

Weighted average diluted shares	8,138,277	7,202,704
Diluted earnings per share	$0.15	$0.13

Note 4 – Dividend Declaration

          On April 17, 2006, the Board of Directors of the Company approved and declared a regular cash dividend of seven and one-half cents per share of common stock to stockholders of record as of May 1, 2006, and payable on May 15, 2006.

Note 5 – Stock Repurchase Programs

          On January 23, 2006, the Board of Directors of the Company authorized the repurchase of up to 200,000 shares, or approximately 5% of the Company’s then-outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of March 31, 2006, the Company had repurchased a total of 3,186 shares at an average price of $12.20 per share and had 196,814 shares remaining to be repurchased under this plan.  Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

          On February 28, 2005, the Board of Directors of the Company authorized the repurchase of up to 370,000 shares, or approximately 5%, of the Company’s then-outstanding shares of common stock. This stock repurchase program was completed in March 2006, with the repurchase of 370,000 shares at an average price of $12.49.   In May 2004, the Company authorized the repurchase of up to 815,000 shares, or approximately 10% of the outstanding shares.   This program was completed in March 2005, with the repurchase of 815,000 shares at an average price of $13.09. In October 2003, the Company authorized the repurchase of up to 879,900 shares, or approximately 10% of the outstanding shares.  This repurchase program was completed in May 2004, with the repurchase of 877,235 shares at an average price of $13.80. Also, in March 2003 the Company authorized the repurchase of up to 343,027 shares, or approximately 3.8% of the outstanding shares.  This program was completed in September 2003, with the repurchase of 342,200 shares at an average price of $13.66.

Note 6 - Impact of Recently Issued Accounting Standards

          Accounting for Derivatives - In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.  This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.

          Servicing of Financial Assets - In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.  This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The provisions of this statement are effective for fiscal years beginning after September 15, 2006.  The adoption of SFAS No. 156 is not expected to have a material impact on the consolidated financial statements of the Company.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

          This report contains certain forward-looking statements that represent the Company’s expectations or beliefs concerning future events. Such forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control.  These forward-looking statements are based on assumptions with respect to future business strategies and decisions that are subject to change based on changes in the economic and competitive environment in which we operate.  Forward-looking statements speak only as of the date they are made and the Company is under no duty to update these forward-looking statements or to reflect the occurrence of unanticipated events.  A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.   Factors that could cause such a difference include, but are not limited to, the timing and amount of revenues that may be recognized by the Company, changes in local or national economic trends, increased competition among depository and financial institutions, continuation of current revenue and expense trends (including trends affecting chargeoffs and provisions for loan losses), our ability to successfully integrate the Trinity Bank acquisition, and adverse legal, regulatory or accounting changes.  Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on these statements.    Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Comparison of Financial Condition

          Assets.  Total assets of the Company increased by $1.2 million, or 0.2%, from $701.1 million as of December 31, 2005, to $702.3 million as of March 31, 2006.  Loans receivable increased by $18.4 million, or 3.9%, to $491.8 million at March 31, 2006.  The growth in loans was primarily comprised of a $16.4 million, or 4.4%, increase in total real estate loans to $387.6 million.  Also, during the quarter, commercial business loans increased by $1.1 million, or 3.6%, to $30.2 million and consumer loans increased by $1.5 million, or 2.3%, to $73.9 million.   A large portion of the loan growth was attributable to loans generated in the new markets of Union County, North Carolina and York County, South Carolina.  The Company entered the Union County market in October 2005 with the acquisition of Trinity Bank, which included three full-service offices and an experienced staff of commercial, mortgage, and consumer loan officers.  The Company recently entered the York County market in January 2006, with the opening of a loan production office staffed by a local commercial lender.  Management plans to add at least two business bankers in the second quarter.  Management expects that loan growth will remain strong for the remainder of the year due to the strong local economy and the addition of experienced loan personnel.

          Management will seek to continue to grow the loan portfolio in a safe and sound manner with an emphasis on adjustable-rate loans and shorter-term fixed rate loans.  As of March 31, 2006, approximately $257.9 million, or 52% of the Company’s loan portfolio, was scheduled to reprice each month.  This sensitivity to rising interest rates has been a driving factor in the Company’s margin expansion over the past several quarters as the prime interest rate has steadily increased.

          Cash and cash equivalents decreased by $12.7 million, or 47.8%, from $26.7 million at December 31, 2005, to $13.9 million at March 31, 2006.  This decrease was largely due to the strong loan demand experienced during the first quarter of 2006.  This restructuring of the balance sheet from lower-yielding cash and cash equivalents to higher-yielding loans was also a positive factor in improving the Company’s net interest margin.  Also during the three-month period, mortgage-backed securities decreased $3.8 million, or 5.5%, to $66.4 million and investment securities decreased by $509,000, or 1.0%, to $53.0 million.  These decreases were due to maturities of investment securities and normal amortization of the mortgage-backed securities. The cash flows generated from these mortgage-backed and investment securities were primarily used to fund loan growth during the period.   Management expects the investment and mortgage-backed securities portfolios to continue to decrease as a percentage of total assets as the cash flows generated from these investments continue to be reinvested into the loan portfolio.

          Other real estate owned, which consists of nine residential properties and twelve vacant residential lots acquired by the Company through foreclosure, increased by $148,000, or 12.8%, to $1.3 million at March 31, 2006. This increase was due to the foreclosure of six residential properties during the first quarter of 2006, which was partially offset by the sale of four properties during the same period.  Management will continue to aggressively market these properties for a timely disposition.  All foreclosed properties are located in the Company’s primary lending area.

          Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses.  This methodology is set forth in a formal policy and considers all loans in the portfolio.  Specific allowances are established for certain individual loans that management considers impaired.  The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of March 31, 2006, the allowance for loan losses was $5.3 million.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

	At and For the Three Months Ended March 31,

	2006	2005

	(dollars in thousands)
Allowance for loan losses:
Beginning of period	$5,104	$3,029
Add:
Provision for loan losses	285	150
Recoveries	1	5
Less:
Charge-offs	127	—

End of period	$5,263	$3,184

Nonaccrual loans	$1,539	$1,419
Real estate owned	1,305	423

Nonperforming assets	$2,844	$1,842

Allowance for loan losses as a percentage of total loans	1.07%	0.97%
Nonperforming loans to total loans	0.31%	0.43%
Nonperforming assets to total assets	0.41%	0.36%

          Premises and equipment decreased by $280,000, or 1.4%, to $19.5 million at March 31, 2006.  This decrease was primarily due to normal depreciation which is expensed on a monthly basis based on the expected lives of each asset.  In addition, during the first quarter of 2006, the Company opened a loan production office in Rock Hill, South Carolina, and closed its Bodega branch, which was created to serve the local Hispanic community.  The loan production office is located in a leased office and is staffed by a local commercial banker and a local mortgage loan originator.  This represents the Company’s second loan production office and its first entry into the South Carolina market.  The Bodega office was closed on March 31, 2006, due to lower than expected activity.  This office was operated in a leased retail facility which will be subleased without any additional expense to the Company. Management does not plan to open or close any additional offices in 2006.

          Liabilities.  Total liabilities increased by $764,000, or 0.1%, from $616.8 million as of December 31, 2005, to $617.6 million as of March 31, 2006.  This increase was primarily due to a $5.1 million, or 1.0%, increase in deposits.  During the three-month period, demand deposit accounts (checking accounts) increased by $1.8 million, or 2.1%, during the three-month period to $87.3 million and money market demand accounts increased by $5.3 million, or 5.1%, to $109.7 million.  The increase in these core deposits was primarily due to a continued emphasis on increasing the Company’s number of retail and business checking account customers.  The decrease in other deposits was largely due to the loss of price sensitive customers as a result of aggressive pricing from competitors for time deposits.  Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market.  However, if loan growth continues to significantly outpace deposit growth, management may be more aggressive in attracting retail deposits, which may increase the Company’s cost of funds. In addition, management may use brokered deposits to fund future loan growth if additional liquidity is needed. During the three-month period, the Company’s borrowed money decreased by $3.3 million, or 3.6%, to $88.1 million.  This decrease was due to normal maturities of Federal Home Loan Bank advances.  Additional borrowed money may be used in the future to fund continued loan growth.

          Stockholders’ Equity.  Total stockholders’ equity increased by $417,000, or 0.5%, from $84.3 million as of December 31, 2005, to $84.7 million as of March 31, 2006.  The increase in stockholders’ equity was primarily due to earnings of $1.2 million during the quarter.  This increase was partially offset by the repurchase of 18,263 shares of common stock for $222,000, at an average cost of $12.15 per share. On January 23, 2006, the Board of Directors authorized the repurchase of up to 200,000 shares, or approximately 5% of the outstanding shares of common stock. As of March 31, 2006, management had repurchased a total of 3,186 shares under the current program at an average price of $12.20 per share and had 196,814 shares remaining to be repurchased.  Management will consider repurchasing additional shares of common stock of the Company at prices that management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.  In addition, the Company paid cash dividends totaling $574,000 during the quarter, representing $0.07 per share, and posted a $126,000 increase in unrealized losses on available for sale securities due to an increase in market interest rates.

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005

          General.  Net income for the three months ended March 31, 2006, amounted to $1.2 million, or $0.15 per diluted share, as compared to $902,000, or $0.13 per diluted share, for the three months ended March 31, 2005.  This represents a 15.4% increase in earnings per share and a 31.7% increase in net income.

          Net interest income.   Net interest income increased by $1.5 million, or 40.5%, to $5.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.  Interest income increased by $4.1 million, or 70.1%, primarily as a result of the acquisition of Trinity Bank in October 2005, increased organic loan growth, and increased interest rates.  Average interest-earning assets increased by $293.4 million, or 35.9%, to $617.3 million for the three months ended March 31, 2006. The increase in average interest-earning assets was primarily the result of a $149.2 million, or 49.2%, increase in average outstanding loans to $483.1 million.  The Company’s average yield on earning assets increased by 131 basis points to 7.29% for the quarter ended March 31, 2006.   Interest expense increased by $2.6 million, or 119.5%, for the comparable quarters.  This increase in interest expense was largely due to the acquisition of Trinity Bank, increased deposits and borrowed money, and higher interest rates.  The average cost of funds increased by 120 basis points to 3.4% for the quarter ended March 31, 2006. In addition, the Company experienced a $167.9 million, or 41.21%, increase in the average balance of interest-bearing liabilities to $575.3 million at March 31, 2006. Average interest-bearing liabilities increased primarily as a result of a $44.3 million, or 32.4%, increase in average core deposits (checking accounts, savings accounts and money market accounts), coupled with a $33.1 million, or 58.6%, increase in borrowed money. The net interest margin improved 15 basis points, or 4.6%, to 3.39% for the quarter ended March 31, 2006, compared to 3.24% for the quarter ended March 31, 2005. This increase in the net interest margin was primarily the result of increased yields on prime-based consumer and commercial loans due to steady 25 basis point increases in the prime-lending rate during the period.  Approximately 52% of the Company’s loans have interest rates that are tied to short-term rate indexes such as the prime-lending rate.

          Provision for loan losses. The provision for loan losses amounted to $285,000 for the three months ended March 31, 2006, compared to $150,000 for the three months ended March 31, 2005.  The increase in the provision for loan losses was primarily attributable to a $127,000 increase in loan charge-offs during the respective quarters. The allowance for loan losses was $5.3 million, or 1.07% of total loans, as of March 31, 2006, compared to $3.2 million, or 0.97% of total loans, as of March 31, 2005.  While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, the Company’s ratio of nonperforming loans to total loans remains below our peer group average, at 0.31% of total loans on March 31, 2006, compared to 0.43% of total loans on March 31, 2005.  Most of the Company’s nonperforming loans at March 31, 2006, were secured by real estate.  Also, the Company’s level of nonperforming assets remains below our peer group average at 0.41% of total assets on March 31, 2006, compared to 0.36% of total assets at March 31, 2005.

          Noninterest income.  Noninterest income increased by $429,000, or 43.6%, to $1.4 million for the three months ended March 31, 2006, as compared to $985,000 for the three months ended March 31, 2005. This increase was largely attributable to the expanded customer base developed and acquired during the year.  As a result, fee income on deposits increased by $134,000, or 24.6%, to $678,000, and fee income from mortgage-banking and lending activities increased by $136,000, or 120.4%, to $249,000 for the first quarter of 2006.  Management expects that these fees will continue to increase in the near future as new accounts are originated in the full-service Belmont, North Carolina office that was opened in the fourth quarter of 2005 and as new loans are originated in the loan production office that was opened in Rock Hill, South Carolina in the first quarter of 2006.  However, fees on loans and deposits could be negatively impacted if residential loan originations decrease due to continued rising interest rates and if fewer charges are generated from overdrawn checking accounts.  In addition, fee income increased by $18,000 from dividends on Federal Home Loan Bank stock, $86,000 from bank-owned life insurance, and $69,000 from other noninterest income primarily due to the acquisition of Trinity Bank.  The fair value adjustment on deferred compensation assets was $63,000 for the quarter ended March 31, 2006, compared to a loss of $47,000 for the quarter ended March 31, 2005.  However, these items are directly offset by corresponding charges or credits to noninterest expense.

          During the quarter ended March 31, 2006, the Company recognized a loss of $56,000 on the sale of assets.  These losses were generated from the sale of four foreclosed properties for $571,000.  During the quarter ended March 31, 2005, the Company recognized a net gain of $67,000 resulting primarily from the sale of $5.5 million in investment securities ($36,000 gain), a vacant lot adjacent to one of the Company’s offices ($88,000 gain), and the sale of eleven foreclosed properties ($57,000 loss).

          Noninterest expense.  Noninterest expense increased by $1.4 million, or 42.7%, to $4.5 million for the quarter ended March 31, 2006. These expenses were largely associated with the staffing and operations of four additional full-service offices and one additional loan production office.  Three of the full-service offices were obtained from the acquisition of Trinity Bank.  As a result, during the comparable quarters, compensation and benefits increased by $713,000, or 42.8%, to $2.4 million and office occupancy and equipment expense increased by $228,000, or 47.0%, to $713,000.  The Company completed the integration and consolidation of the back-office functions of the recently acquired Trinity Bank, including the core processing and items processing systems, during the first quarter of 2006.  As a result, the financial benefits of the consolidation of these back-office functions are expected to be more fully realized beginning in the second quarter of 2006.  The benefit of these consolidations is expected to amount to approximately $700,000 to $800,000 on an annual pre-tax basis.

          In addition, noninterest expense increased in the amount of $19,000 from professional services, $99,000 from the amortization of intangible assets, $57,000 from merger and integration expenses, and $134,000 from other noninterest expenses.  Professional expenses increased due, in part, to additional costs associated with operating a larger company.  The increase in the amortization of intangible assets was due to the amortization of the core deposit intangible that resulted from the acquisition of Trinity Bank.  This core deposit intangible, which amounted to $2.1 million at March 31, 2006, is being amortized over an eight-year period on an accelerated basis.  The merger and integration expenses were primarily related to the core processing conversion of the Trinity Bank system that was completed in February 2006.  No additional merger and integration expenses are expected to be recognized in future periods.  Other noninterest expenses primarily increased due to the operation of two separate Bank core processing and items processing systems during a portion of the quarter.  These expenses are expected to decrease in future periods due to the completion of the integration of the operations of Trinity Bank.

          Income taxes.  Income taxes amounted to $495,000, or 29.4% of taxable income, for the quarter ended March 31, 2006, as compared to $377,000, or 29.5% of taxable income for the quarter ended March 31, 2005. The increase in income tax expense during the first quarter of 2006 was primarily due to a $404,000 increase in net income before taxes.  The effective tax rate was fairly flat between the two periods.  The Company invests in tax-advantaged sources of income to reduce its overall tax burden.  These tax-advantaged sources include investments such as municipal securities and bank-owned life insurance.  As the Company continues to increase the amount of income derived from interest income on loans and fee income on deposits, the effective tax rate is expected to increase.

Liquidity, Market Risk, and Capital Resources

          The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $118.0 million in available advances from its line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”).  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $20.0 million available from an unsecured federal funds accommodation with The Bankers Bank (“TBB”).  TBB is the Company’s primary correspondent bank. The federal funds accommodation is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this accommodation are generally repaid on a daily basis at a rate determined by TBB based on their marginal cost of funds.  Advances are limited to not more than 14 days in any calendar month.  Interest on any advances made over the established line or beyond the 14-day limit will be at a higher rate.  The Company may also solicit brokered deposits for providing funds for asset growth.  As of March 31, 2006, the Company had outstanding brokered deposits of $6.8 million.  All of these brokered deposits were obtained from the acquisition of Trinity Bank.  The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.

          In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company’s liquidity position.  At March 31, 2006, the Company had loan commitments of $34.6 million, unused lines of credit of $85.0 million, and undisbursed construction loan proceeds of $4.3 million.  The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise.  The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

          The Company’s most significant form of market risk is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates.  The Company’s Asset / Liability Committee (“ALCO”) is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. There were no changes in the Company’s asset or liability composition  or in other risks that could result in a material change in the Company’s analysis of interest rate sensitivity as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

          The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2006, Citizens South Bank’s capital exceeded all applicable regulatory requirements. Citizens South Bank’s Tier I capital was $64.8 million, or 9.69% of adjusted total assets. The minimum Tier I capital ratio is 4.00%.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

          There are various claims and lawsuits in which the Bank is periodically involved incidental to the Company’s business.  In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 1A.	Risk Factors

          Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          During the three-month period ended March 31, 2006, the Company repurchased 18,263 shares of common stock for $222,000, at an average cost of $12.15 per share as detailed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Current Repurchase Plan	Maximum Number of Shares that May be Purchased Under Current Repurchase Plan

January	8,563	$12.10	0	200,000
February	1,300	$12.18	0	200,000
March	8,400	$12.20	3,186	196,814
Total	18,263	$12.15	3,186	196,814

          On January 23, 2006, the Board of Directors of the Company authorized the repurchase of up to 200,000 shares, or approximately 5% of the Company’s outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of March 31, 2006, management had repurchased a total of 3,186 shares at an average price of $12.20 per share and had 196,814 shares remaining to be repurchased under this plan.  Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

          In February 2005, the Board of Directors of the Company authorized the repurchase of up to 370,000 shares, or approximately 5% of the Company’s outstanding shares of common stock.  This stock repurchase program was completed in March 2006, with the repurchase of 370,000 shares at an average price of $12.49. In May 2004, the Company authorized the repurchase of up to 815,000 shares, or approximately 10% of the outstanding shares.  This repurchase program was completed in February 2005 with the repurchase of 815,000 shares at an average price of $13.09.  In October 2003, the Company authorized the repurchase of up to 879,900 shares, or approximately 10% of the outstanding shares.  This repurchase program was completed in May 2004, with the repurchase of 877,235 shares at an average price of $13.80. Also, in March 2003 the Company authorized the repurchase of up to 343,027 shares, or approximately 3.8% of the outstanding shares.  This program was completed in September 2003, with the repurchase of 342,200 shares at an average price of $13.66.

Item 3.	Defaults Upon Senior Securities

          Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

          There were no meetings of the shareholders during the quarter ended March 31, 2006.

Item 5.	Other Information

          Not applicable.

Item 6.	Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Citizens South Banking Corporation

Date: May 8, 2006	By:	/s/ Kim S. Price

Kim S. Price
President and Chief Executive Officer

Date: May 8, 2006	By:	/s/ Gary F. Hoskins

Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer