Form 10-Q
period 2006-06-30
CITIZENS SOUTH BANKING CORP
filed 2006-08-09
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value
8,228,908 shares outstanding as of August 7, 2006.

Citizens South Banking Corporation

PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

Citizens South Banking Corporation
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005

	(unaudited)
Assets:
Cash and due from banks	$13,931	$8,863
Interest-earning bank balances	3,491	17,790

Cash and cash equivalents	17,422	26,653
Investment securities available-for-sale, at fair value	51,373	53,429
Mortgage-backed and related securities available-for-sale, at fair value	61,321	70,236
Loans receivable, net of unearned income	509,913	473,336
Allowance for loan losses	(5,414)	(5,104)

Loans, net	504,499	468,232
Real estate owned	679	1,157
Premises and equipment, net	19,298	19,819
Accrued interest receivable	2,617	2,539
Federal Home Loan Bank stock	3,941	4,084
Intangible assets	32,028	32,424
Cash value of bank-owned life insurance policies	15,218	14,828
Other assets	7,764	7,693

Total assets	$716,160	$701,094

Liabilities and Stockholders’ Equity:
Demand deposit accounts	$89,025	$85,489
Money market deposit accounts	106,506	104,421
Savings accounts	19,426	23,654
Time deposits	321,308	303,980

Total deposits	536,265	517,544
Borrowed money	87,297	91,342
Deferred compensation	5,419	5,849
Other liabilities	2,649	2,101

Total liabilities	631,630	616,836
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized in 2006 and 2005; 9,062,727 shares issued in 2006 and 2005; 8,252,508 shares outstanding in 2006 and 8,291,544 shares outstanding in 2005	91	91
Additional paid-in-capital	68,480	68,468
Unallocated common stock held by Employee Stock Ownership Plan	(1,522)	(1,613)
Unearned compensation related to Recognition and Retention Plan	(1,279)	(1,419)
Retained earnings, substantially restricted	31,384	30,311
Accumulated unrealized loss on securities available-for-sale, net of tax	(2,263)	(1,567)
Treasury stock of 810,219 shares at June 30, 2006, and 771,183 shares at December 31, 2005, at cost	(10,361)	(10,013)

Total stockholders’ equity	84,530	84,258

Total liabilities and stockholders’ equity	$716,160	$701,094

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest Income:
Loans	$9,193	$4,960	$17,697	$9,592
Investment securities	499	373	991	770
Interest-bearing deposits	124	119	276	154
Mortgage-backed and related securities	667	676	1,383	1,413

Total interest income	10,483	6,128	20,347	11,929
Interest Expense:
Deposits	4,216	1,945	7,944	3,642
Borrowed funds	1,053	518	2,090	993

Total interest expense	5,269	2,463	10,034	4,635

Net interest income	5,214	3,665	10,313	7,294
Provision for loan losses	280	120	565	270

Net interest income after provision for loan losses	4,934	3,545	9,748	7,024
Noninterest Income:
Fee income on deposit accounts	736	611	1,414	1,155
Income on mortgage banking and other lending activities	256	127	505	240
Dividends on FHLB stock	57	42	111	79
Increase in cash value of bank-owned life insurance	167	148	414	309
Fair value adjustment on deferred compensation assets	(21)	78	43	31
Net gain (loss) on sale of assets	9	(4)	(47)	63
Other noninterest income	165	113	343	223

Total noninterest income	1,369	1,115	2,783	2,100
Noninterest Expense:
Compensation and benefits	2,201	1,740	4,580	3,406
Fair value adjustment on deferred compensation obligations	(21)	78	43	31
Occupancy and equipment expense	667	496	1,379	981
Professional services	134	160	304	310
Amortization of intangible assets	186	84	372	171
Merger and integration expenses	—	—	57	—
Other noninterest expense	1,114	812	2,092	1,656

Total noninterest expense	4,281	3,370	8,827	6,555
Income before income taxes	2,022	1,290	3,704	2,569
Provision for income taxes	675	389	1,170	766

Net income	$1,347	$901	$2,534	$1,803

Basic earnings per share	$0.17	$0.13	$0.31	$0.26
Diluted earnings per share	$0.17	$0.13	$0.31	$0.25
Basic average common shares outstanding	8,049,042	6,969,151	8,053,954	7,026,493
Diluted average common shares outstanding	8,123,232	7,029,230	8,131,987	7,115,649

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Six Months Ended June 30,

	2006	2005

Net income	$2,534	$1,803
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during period	(696)	(144)
Reclassification adjustment for gains included in net income	—	(24)

Other comprehensive loss	(696)	(168)

Comprehensive income	$1,838	$1,635

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands)

	Six Months Ended June 30,

	2006	2005

Common stock:
At beginning of period	$91	$91
Issuance of common stock	—	—

At end of period	91	91

Additional paid-in-capital:
At beginning of period	68,468	68,381
Stock option expense	12	—

At end of period	68,480	68,381

Unallocated common stock held by ESOP:
At beginning of period	(1,613)	(1,796)
Allocation from shares purchased with loan from ESOP	91	92

At end of period	(1,522)	(1,704)

Unearned compensation related to Recognition and Retention Plan:
At beginning of period	(1,419)	(1,698)
Vesting of shares for plan	140	139

At end of period	(1,279)	(1,559)

Retained earnings, substantially restricted:
At beginning of period	30,311	29,765
Net income	2,534	1,803
Exercise of options	(270)	—
Cash dividends declared on common stock	(1,191)	(978)

At end of period	31,384	30,592

Accumulated unrealized loss on securities available for sale, net of tax:
At beginning of period	(1,567)	(419)
Other comprehensive results, net of tax	(696)	(168)

At end of period	(2,263)	(587)

Treasury stock:
At beginning of period	(10,013)	(21,930)
Exercise of options	383	95
Repurchase of common stock	(731)	(2,502)

At end of period	(10,361)	(24,337)

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$2,534	$1,803
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	565	270
Depreciation	686	596
Net gain on sale of investments, available for sale	—	(38)
Net (gain) loss on sale of other assets	47	(25)
Deferred loan origination fees	(93)	(265)
Allocation of shares to the ESOP	91	92
Stock option expense	12	—
Vesting of shares for the Recognition and Retention Plan	140	139
Increase in accrued interest receivable	(78)	(16)
Amortization of intangible assets	372	171
Increase in other assets	(589)	(300)
Decrease in other liabilities	(235)	(415)

Net cash provided by operating activities	3,452	2,012
Cash flows from investing activities:
Net increase in loans receivable	(36,739)	(13,805)
Proceeds from the sale of investment securities	—	5,517
Proceeds from the sale of mortgage-backed securities	—	2,493
Proceeds from the sale of other assets	1,062	519
Maturities and prepayments of investment securities	1,857	4,550
Maturities and prepayments of mortgage-backed securities	7,971	9,828
Purchases of investments	—	(1,422)
Purchases of mortgage-backed securities	—	—
(Purchase) sale of FHLB stock	143	(456)
Capital expenditures for premises and equipment	(197)	(190)

Net cash provided by (used for) investment activities	(25,903)	7,034
Cash flows from financing activities:
Net increase (decrease) in deposits	18,721	(2,359)
Exercise of options	113	95
Dividends paid to stockholders	(1,191)	(978)
Repurchase of common stock	(731)	(2,502)
Net increase (decrease) in borrowed money	(4,045)	9,844
Increase in advances from borrowers for insurance and taxes	353	382

Net cash provided by financing activities	13,220	4,482
Net increase (decrease) in cash and cash equivalents	(9,231)	13,528
Cash and cash equivalents at beginning of period	26,653	11,590

Cash and cash equivalents at end of period	$17,422	$25,118

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

          In management’s opinion, the accompanying condensed consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three- and six-month periods ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.  Results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

          The condensed consolidated financial statements include the accounts of Citizens South Banking Corporation (the “Company”) and the Company’s wholly owned subsidiary, Citizens South Bank (the “Bank”).

          The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the consolidated financial statements of the Company as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004, and 2003, filed as part of the Company’s annual report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

          Acquisition of Trinity Bank

          On October 31, 2005, the Company consummated the merger of Trinity Bank (“Trinity”) into Citizens South Bank.  At the time of the acquisition, Trinity had total assets of approximately $165 million, total loans of $114 million, total deposits of $136 million and total equity of $13 million.  Trinity was headquartered in Monroe, North Carolina, which is approximately 50 miles east of the Company’s headquarters.  Trinity had three offices located in Union County, North Carolina, which had the fastest population growth of any county in North Carolina based on the most recent census.  The combined bank has 14 full-service locations and two loan production offices, located in the Charlotte region.

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

          Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  In November 2005, the Financial Accounting Standards Board issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in this FSP amended SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock.  Effective June 30, 2006 and 2005, management evaluated the Company’s investment portfolio and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future.  As a result, management did not consider any unrealized losses as “other-than-temporary” at June 30, 2006 and 2005.

          Stock Option Expense Disclosure

          On January 1, 2006, the Company adopted SFAS 123 (revised), Share Based Payment, which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  The primary focus of this Statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. The adoption of this Statement resulted in $6,000 of additional compensation expense for the quarter ended June 30, 2006, and $12,000 of additional compensation expense for the six-month period ended June 30, 2006.  Prior to adopting this Statement, the Company had adopted the disclosure–only option and elected to apply the provisions of APB No. 25 for financial statement purposes. As such, no stock-based employee compensation cost is reflected in net income for the Company’s stock option plans for the three- and six-month periods ended June 30, 2005.  Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented in the following table.

	Three months ended June 30, 2005	Six months ended June 30, 2005

	(in thousands, except per share amounts)
Net income:
As reported	$901	$1,803
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	19	38

Pro forma	$882	$1,765

Basic earnings per share:
As reported	$0.13	$0.26
Pro forma	$0.13	$0.25
Diluted earnings per share:
As reported	$0.13	$0.25
Pro forma	$0.13	$0.25

          The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three- and six-month periods ended June 30, 2005: dividend yield of 2.0%, expected volatility of 30%, risk-free investment rate of 3.5%, and expected lives of seven years.

Note 2 – Use of Estimates

          The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 3 – Earnings per Share

          Earnings per share has been determined under the provisions of SFAS No. 128, Earnings Per Share. The only potential stock of the Company, as defined in SFAS No. 128, Earnings Per Share, is stock options that have been granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(in thousands, except per share amounts)
Net income	$1,347	$901	$2,534	$1,803
Weighted average outstanding shares	8,049,042	6,969,151	8,053,954	7,026,493
Dilutive effect of stock options	74,190	60,079	78,033	89,156

Weighted average diluted shares	8,123,232	7,029,230	8,131,987	7,115,649
Diluted earnings per share	$0.17	$0.13	$0.31	$0.25

Note 4 – Dividend Declaration

          On July 17, 2006, the Board of Directors of the Company approved and declared a regular cash dividend of seven and one-half cents per share of common stock to stockholders of record as of August 1, 2006, and payable on August 15, 2006.

Note 5 – Stock Repurchase Programs

          On January 23, 2006, the Board of Directors of the Company authorized the repurchase of up to 200,000 shares, or approximately 5% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2006, management had repurchased a total of 44,186 shares at an average price of $12.41 per share and had 155,814 shares remaining to be repurchased under this plan.  Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

          On February 28, 2005, the Board of Directors of the Company authorized the repurchase of up to 370,000 shares, or approximately 5%, of the Company’s then outstanding shares of common stock. This stock repurchase program was completed in March 2006, with the repurchase of 370,000 shares at an average price of $12.49.   In May 2004, the Company authorized the repurchase of up to 815,000 shares, or approximately 10% of the outstanding shares. This program was completed in March 2005, with the repurchase of 815,000 shares at an average price of $13.09. In October 2003, the Company authorized the repurchase of up to 879,900 shares, or approximately 10%, of the outstanding shares.  This repurchase program was completed in May 2004, with the repurchase of 877,235 shares at an average price of $13.80. Also, in March 2003 the Company authorized the repurchase of up to 343,027 shares, or approximately 3.8% of the outstanding shares.  This program was completed in September 2003, with the repurchase of 342,200 shares at an average price of $13.66.

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

Comparison of Financial Condition

          Assets.  Total assets of the Company increased by $15.1 million, or 2.2%, from $701.1 million at December 31, 2005, to $716.2 million at June 30, 2006.  Loans receivable increased by $36.6 million, or 7.7%, to $509.9 million at June 30, 2006.  The growth in loans was primarily comprised of a $35.5 million, or 9.6%, increase in total real estate loans to $406.2 million.  Also, during the six-month period ended June 30, 2006, commercial business loans increased by $2.1 million, or 6.9%, to $32.2 million and consumer loans decreased by $783,000, or 1.1%, to $71.5 million.   A large portion of the loan growth was attributable to loans generated in the new markets of Union County, North Carolina, and York County, South Carolina.  The Company entered the Union County market in November 2005 with the acquisition of Trinity Bank, which included three full-service offices and an experienced staff of commercial, mortgage, and consumer loan officers.  The Company entered the York County market in February 2006, with the opening of a loan production office staffed by a local commercial lender and mortgage originator.  Management plans to add one additional business banker in the third quarter in the Union County market to concentrate on small business and consumer lending.  Management expects that loan growth will remain strong for the remainder of the year due to the strong local economy and the addition of experienced loan personnel.  However, a slowdown in the local economy could have a negative impact on the Company’s ability to maintain the current level of loan growth.

          Management will seek to continue to grow the loan portfolio in a safe and sound manner with an emphasis on adjustable-rate loans and shorter-term fixed rate loans.  As of June 30, 2006, $265.6 million, or 53%, of the Company’s loan portfolio, was scheduled to reprice each month.  This sensitivity to rising interest rates has been a driving factor in the Company’s margin expansion over the past several quarters as the prime interest rate has steadily increased.

          Cash and cash equivalents decreased by $9.3 million, or 34.6%, from $26.7 million at December 31, 2005, to $17.4 million at June 30, 2006.  This decrease was largely due to the strong loan demand experienced during the first half of 2006.  This restructuring of the balance sheet from lower-yielding cash and cash equivalents to higher-yielding loans, was also a positive factor in improving the Company’s net interest margin.  Also during the six-month period, mortgage-backed securities decreased $8.9 million, or 12.7%, to $61.3 million and investment securities decreased by $2.0 million, or 3.9%, to $51.4 million.  These decreases were due to maturities of investment securities and normal amortization of the mortgage-backed securities. The cash flows generated from these mortgage-backed and investment securities were primarily used to fund loan growth during the period.   Management expects the investment and mortgage-backed securities portfolios to continue to decrease as a percentage of total assets as the cash flows generated from these investments continue to be used to fund loan growth.

          Other real estate owned, which consists of five residential dwellings acquired by the Company through foreclosure, decreased by $478,000, or 41.3%, to $679,000 at June 30, 2006. This decrease was due to the sale of various foreclosed residential dwellings and 12 residential lots during the first half of 2006.  Management will continue to aggressively market these properties for a timely disposition.  All foreclosed properties are located in the Company’s primary lending area.

          Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses.  This methodology is set forth in a formal policy and considers all loans in the portfolio.  Specific allowances are established for certain individual loans that management considers impaired.  The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of June 30, 2006, the allowance for loan losses was $5.4 million.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

	At and For the Three		At and For the Six
	Months Ended June 30,		Months Ended June 30,

	2006	2005	2006	2005

	(dollars in thousands)		(dollars in thousands)
Allowance for loan losses:
Beginning of period	$5,263	$3,184	$5,104	$3,029
Add:
Provision for loan losses	280	120	565	270
Recoveries	2	2	3	7
Less:
Charge-offs	131	35	258	35

End of period	$5,414	$3,271	$5,414	$3,271

Nonaccrual loans	$1,974	$1,413	$1,974	$1,413
Real estate owned	679	332	679	332

Nonperforming assets	$2,653	$1,745	$2,653	$1,745

Allowance for loan losses as a percentage of total loans	1.06%	0.99%	1.06%	0.99%
Nonperforming loans to total loans	0.39%	0.43%	0.39%	0.43%
Nonperforming assets to total assets	0.37%	0.34%	0.37%	0.34%

          Premises and equipment decreased by $521,000, or 2.6%, to $19.3 million at June 30, 2006.  This decrease was primarily due to normal depreciation which is expensed on a monthly basis based on the expected lives of each asset.  In addition, during the first quarter of 2006, the Company opened a loan production office in Rock Hill, South Carolina, and closed its Bodega branch, which was created to serve the local Hispanic community.  The loan production office is located in leased office space and is staffed by a local commercial banker and a local mortgage loan originator.  This represents the Company’s second loan production office and its first entry into the South Carolina market.  The Bodega office was closed on March 31, 2006, due to lower than expected activity.  This office was operated in a leased retail facility which will be subleased without any additional expense to the Company. Management does not plan to open or close any additional offices in 2006.

          Liabilities.  Total liabilities increased by $14.8 million, or 2.4%, from $616.8 million at December 31, 2005, to $631.6 million at June 30, 2006.  This increase was primarily due to an $18.7 million, or 3.6%, increase in deposits to $536.3 million. During the six-month period, demand deposit accounts (checking accounts) increased by $3.5 million, or 4.1%, to $89.0 million and money market deposit accounts increased by $2.1 million, or 2.0%, to $106.5 million.  The increase in these core deposits was primarily due to a continued emphasis on increasing the Company’s number of retail and business checking account customers.  This increase was partially offset by a $4.2 million, or 17.9%, decrease in savings accounts to $19.4 million. The decrease in savings accounts was largely due to customer’s moving these lower-yielding deposit accounts to higher-yielding accounts such as time deposits or money market deposit accounts. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market.  However, if loan growth continues to significantly outpace deposit growth, management may be more aggressive in attracting more retail deposits, which may increase the Company’s cost of funds. In addition, management may use brokered deposits to fund future loan growth if additional liquidity is needed. During the six-month period ended June 30, 2006, time deposits increased by $17.3 million, or 5.7% to $321.3 million.  Brokered deposits totaled $12.7 million, or 2.4% of total deposits at June 30, 2006.  Also during the six-month period, the Company’s borrowed money decreased by $4.0 million, or 4.4%, to $87.3 million.  This decrease was due to normal maturities of Federal Home Loan Bank advances.  Additional borrowed money may be used in the future to fund continued loan growth.

          Stockholders’ Equity.  Total stockholders’ equity increased by $272,000, or 0.3%, from $84.3 million at December 31, 2005, to $84.5 million at June 30, 2006.  The increase in stockholders’ equity was primarily due to earnings of $2.5 million during the six months ended June 30, 2006.  This increase was partially offset by the repurchase of 59,263 shares of common stock for $731,000, at an average cost of $12.34 per share. On January 23, 2006, the Board of Directors authorized the repurchase of up to 200,000 shares, or approximately 5%, of the outstanding shares of common stock. As of June 30, 2006, management had repurchased a total of 44,186 shares under the current program at an average price of $12.41 per share and had 155,814 shares remaining to be repurchased.  Management will consider repurchasing additional shares of common stock of the Company at prices that management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.  In addition, the Company paid cash dividends totaling $1.2 million during the period, representing $0.15 per share, and posted a $696,000 increase in unrealized losses on available for sale securities due to an increase in market interest rates.  Management did not consider the unrealized losses to be other-than-temporary.

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005

          General.  Net income for the three months ended June 30, 2006, amounted to $1.3 million, or $0.17 per diluted share, as compared to $901,000, or $0.13 per diluted share, for the three months ended June 30, 2005.  This represented a 49.5% increase in net income and a 30.8% increase in diluted earnings per share for the comparable periods.

          Net interest income.   Net interest income increased by $1.5 million, or 42.3%, to $5.2 million for the three months ended June 30, 2006.  Interest income increased by $4.4 million, or 71.1%, to $10.4 million, primarily as a result of the acquisition of Trinity Bank in October 2005, increased organic loan growth, and increased interest rates.  Average interest-earning assets increased by $159.3 million, or 35.0%, to $613.9 million for the three months ended June 30, 2006. The increase in average interest-earning assets was primarily the result of a $162.3 million, or 50.0%, increase in average outstanding loans to $487.1 million.

The Company’s average yield on earning assets increased by 142 basis points to 6.85% for the quarter ended June 30, 2006.   Interest expense increased by $2.8 million, or 113.9%, for the comparable quarters.  This increase in interest expense was largely due to the acquisition of Trinity Bank, increased deposits and borrowed money, and higher interest rates.  The average cost of funds increased by 123 basis points to 3.62% for the quarter ended June 30, 2006. In addition, the Company experienced a $171.2 million, or 41.5%, increase in the average balance of interest-bearing liabilities to $583.9 million for the three months ended June 30, 2006. Average interest-bearing liabilities increased primarily as a result of a $143.3 million, or 40.7%, increase in average interest-bearing deposits, coupled with a $27.9 million, or 45.9%, increase in borrowed money. The net interest margin improved 18 basis points, or 5.6%, to 3.41% for the quarter ended June 30, 2006, compared to 3.23% for the quarter ended June 30, 2005. This increase in the net interest margin was primarily the result of increased yields on prime-based consumer and commercial loans due to steady 25 basis point increases in the prime-lending rate during the period, coupled with a restructuring of the Company’s balance sheet from lower-yielding investment and mortgage-backed securities to higher-yielding loans.  Approximately 53% of the Company’s loans have interest rates that are tied to short-term rate indexes such as the prime-lending rate.  However, if short-term interest rates decline, or the interest rate yield curve remains flat or inverted for a prolonged period of time, the Company’s net interest margin may experience compression.

          Provision for loan losses. The provision for loan losses amounted to $280,000 for the three months ended June 30, 2006, compared to $120,000 for the three months ended June 30, 2005.  The increase in the provision for loan losses was primarily attributable to the increased loan portfolio resulting from the acquisition of Trinity and the continued growth in the commercial real estate portfolio. The allowance for loan losses was $5.4 million, or 1.06% of total loans, as of June 30, 2006, compared to $3.3 million, or 0.99% of total loans, as of June 30, 2005.  While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, the Company’s ratio of nonperforming loans to total loans remains below our peer group average, at 0.39% of total loans on June 30, 2006, compared to 0.43% of total loans on June 30, 2005.  A substantial portion of the Company’s nonperforming loans at June 30, 2006 were secured by real estate.

          Noninterest income.  Noninterest income increased by $254,000, or 22.8%, to $1.4 million for the three months ended June 30, 2006, as compared to $1.1 million for the three months ended June 30, 2005. This increase was largely attributable to the expanded customer base developed during the year and acquired through the Trinity acquisition.   As a result, during the comparable periods, fee income on deposit accounts increased by $125,000, or 20.4%, to $736,000 and fee income on mortgage banking and lending activities increased by $129,000, or 101.6%, to $256,000. Management expects that fees from loans and deposits will continue to increase in the near future as new accounts are originated in the full-service Belmont, North Carolina, office that was opened in the fourth quarter of 2005 and as new loans are originated in the loan production office that was opened in Rock Hill, South Carolina, in the first quarter of 2006.  However, fees on loans and deposits could be negatively impacted if residential loan originations decrease due to continued rising interest rates and if fewer charges are generated from overdrawn checking accounts.  In addition, fee income increased in the amount of $15,000 from dividends on Federal Home Loan Bank stock, $19,000 from bank-owned life insurance, and $52,000 from other noninterest income, partly due to the acquisition of Trinity Bank.  The fair value adjustment on deferred compensation assets was a loss of $21,000 for the quarter ended June 30, 2006, compared to a gain of $78,000 for the quarter ended June 30, 2005.  However, these items are directly offset by corresponding charges or credits to noninterest expense.

          During the quarter ended June 30, 2006, the Company realized a net gain of $9,000 from the sale of various parcels of residential real estate owned.  During the quarter ended June 30, 2005, the Company recognized a net loss of $4,000 on the sale of assets.  These net losses were generated from the sale of $554,000 in mortgage-backed securities, $375,000 in investment securities and the sale of various foreclosed residential properties.

          Noninterest expense.  Noninterest expense increased by $911,000, or 27.0%, to $4.3 million for the quarter ended June 30, 2006, compared to $3.4 million for the quarter ended June 30, 2005.  These expenses were largely associated with the staffing and operations of four additional full-service offices and one additional loan production office.  Three of the full-service offices were obtained from the acquisition of Trinity Bank.  As a result, during the comparable quarters, compensation and benefits increased by $461,000, or 26.5%, to $2.2 million and office occupancy and equipment expense increased by $171,000, or 34.5%, to $667,000.

The Company completed the integration and consolidation of the back-office functions of the recently acquired Trinity Bank, including the core processing and items processing systems, during the first quarter of 2006.  As a result, the financial benefits of the consolidation of these back-office functions were more fully realized beginning in the second quarter of 2006.  The benefit of these consolidations is expected to amount to approximately $700,000 to $800,000 on an annual pre-tax basis.

          In addition, during the comparable quarters, the amortization of intangible assets increased by $102,000, or 121.4%, to $186,000 and other noninterest expenses increased by $302,000, or 37.2%, to $1.1 million. The increase in the amortization of intangible assets was due to the amortization of the core deposit intangible that resulted from the acquisition of Trinity Bank.  This core deposit intangible, which amounted to $2.0 million at June 30, 2006, is being amortized over an eight-year period on an accelerated basis.  Other noninterest expenses primarily increased due to the operation of a larger organization as a result of the acquisition of Trinity.  These increases were partly offset by a $26,000, or 16.3%, decrease in professional expenses to $134,000.

          Income taxes.  Income taxes amounted to $675,000, or 33.4% of taxable income, for the quarter ended June 30, 2006, as compared to $389,000, or 30.2% of taxable income, for the quarter ended June 30, 2005. The increase in income tax expense during the second quarter of 2006 was primarily due to a $732,000 increase in net income before taxes.  The effective tax rate increased from the second quarter 2005 to the second quarter 2006 due to a decreased portion of income generated from tax-advantaged sources in 2006 as a percentage of total pretax income.  The Company invests in tax-advantaged sources of income to reduce its overall tax burden.  These tax-advantaged sources include investments such as municipal securities and bank-owned life insurance.  As the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.

Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005

          General.  Net income for the six months ended June 30, 2006, amounted to $2.5 million, or $0.31 per diluted share, as compared to $1.8 million, or $0.25 per diluted share, for the six months ended June 30, 2005.  This represented an increase of $731,000, or 40.5%, in net income and an increase of $0.06, or 24.0%, in diluted earnings per share.

          Net interest income.   Net interest income increased by $3.0 million, or 41.4%, to $10.3 million for the six months ended June 30, 2006.  Interest income increased by $8.4 million, or 70.6%, to $20.3 million primarily as a result of the acquisition of Trinity Bank in October 2005, increased organic loan growth, and increased interest rates. Average interest-earning assets increased by $159.7 million, or 35.4%, to $610.5 million for the six months ended June 30, 2006. The increase in average interest-earning assets was primarily the result of a $158.7 million, or 49.4%, increase in average outstanding loans to $480.0 million.  The Company’s average yield on earning assets increased by 137 basis points to 6.72% for the six months ended June 30, 2006. During the comparable periods, interest expense increased by $5.4 million, or 116.5%, to $10.0 million for the six months ended June 30, 2006.  This increase in interest expense was largely due to the acquisition of Trinity Bank, increased deposits and borrowed money, and higher interest rates.  The average cost of funds increased by 121 basis points to 3.49% for the six months ended June 30, 2006. In addition, the Company experienced a $169.5 million, or 41.3%, increase in the average balance of interest-bearing liabilities to $579.6 million for the six months ended June 30, 2006. Average interest-bearing liabilities increased primarily as a result of a $139.0 million, or 39.6%, increase in average interest-bearing deposits, coupled with a $30.5 million, or 52.0%, increase in borrowed money. The net interest margin improved 15 basis points, or 4.6%, to 3.41% for the six months ended June 30, 2006, compared to 3.26% for the six months ended June 30, 2005. This increase in the net interest margin was primarily the result of increased yields on prime-based consumer and commercial loans due to steady 25 basis point increases in the prime-lending rate during the period, coupled with a restructuring of the Company’s balance sheet from lower-yielding investment and mortgage-backed securities to higher-yielding loans.  Approximately 53% of the Company’s loans have interest rates that are tied to short-term rate indexes such as the prime-lending rate.  However, if short-term interest rates decline, or the interest rate yield curve remains flat or inverted for a prolonged period of time, the Company’s net interest margin may experience compression.

          Provision for loan losses.  The provision for loan losses amounted to $565,000 for the six months ended June 30, 2006, compared to $270,000 for the six months ended June 30, 2005.  The increase in the provision for loan losses was primarily attributable to the increased loan portfolio resulting from the acquisition of Trinity and the continuing growth in the commercial real estate portfolio. The allowance for loan losses was $5.4 million, or 1.06% of total loans, as of June 30, 2006, compared to $3.3 million, or 0.99% of total loans, as of June 30, 2005.  While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, the Company’s ratio of nonperforming loans to total loans remains below our peer group average, at 0.39% of total loans on June 30, 2006, compared to 0.43% of total loans on June 30, 2005.  A substantial portion of the Company’s nonperforming loans at June 30, 2006, were secured by real estate.

          Noninterest income.  Noninterest income increased by $683,000, or 32.5%, to $2.8 million for the six months ended June 30, 2006, as compared to $2.1 million for the six months ended June 30, 2005.  This increase was largely attributable to the expanded customer base developed during the year and acquired through the Trinity acquisition.   As a result, during the comparable periods, fee income on deposit accounts increased by $259,000, or 22.4%, to $1.4 million and fee income on mortgage banking and lending activities increased by $265,000, or 110.4%, to $505,000. Management expects that these fees from loans and deposits will continue to increase in the near future as new accounts are originated in the full-service Belmont, North Carolina, office that was opened in the fourth quarter of 2005 and as new loans are originated in the loan production office that was opened in Rock Hill, South Carolina, in the first quarter of 2006.  However, fees on loans and deposits could be negatively impacted if residential loan originations decrease due to continued rising interest rates and if fewer charges are generated from overdrawn checking accounts.  In addition, fee income increased in the amount of $32,000 from dividends on Federal Home Loan Bank stock, $105,000 from bank-owned life insurance, and $120,000 from other noninterest income partly due to the acquisition of Trinity Bank.  The fair value adjustment on deferred compensation assets increased by $12,000, or 38.7%, to $43,000 for the six months ended June 30, 2006.  However, these items are directly offset by corresponding charges to noninterest expense.

          During the six months ended June 30, 2006, the Company recognized a net loss of $47,000 from the sale of various parcels of residential properties acquired through foreclosure.  During the six months ended June 30, 2005, the Company recognized a net gain of $63,000 on the sale of $5.5 million in investment securities, $2.5 million in mortgage-backed securities, several parcels of residential foreclosed properties, and other miscellaneous fixed assets.

          Noninterest expense.  Noninterest expense increased $2.3 million, or 34.7%, to $8.8 million for the six months ended June 30, 2006, compared to $6.6 million for the six months ended June 30, 2005.  The increase in noninterest expenses was largely associated with the staffing and operations of four additional full-service offices and one additional loan production office.  Three of the full-service offices were obtained from the acquisition of Trinity Bank.  As a result, during the comparable periods, compensation and benefits increased by $1.2 million, or 34.5%, to $4.6 million and office occupancy and equipment expense increased by $398,000, or 40.6%, to $1.4 million.  The Company completed the integration and consolidation of the back-office functions of the recently acquired Trinity Bank, including the core processing and items processing systems, during the first quarter of 2006.  As a result, the financial benefits of the consolidation of these back-office functions were more fully realized beginning in the second quarter of 2006.  The benefit of these consolidations is expected to amount to approximately $700,000 to $800,000 on an annual pre-tax basis.

          In addition, during the comparable periods, the amortization of intangible assets increased by $201,000, or 117.5%, to $372,000 and other noninterest expenses increased by $436,000, or 26.3%, to $2.1 million. The increase in the amortization of intangible assets was due to the amortization of the core deposit intangible that resulted from the acquisition of Trinity Bank.  This core deposit intangible, which amounted to $2.0 million at June 30, 2006, is being amortized over an eight-year period on an accelerated basis.  Other noninterest expenses primarily increased due to the operation of a larger organization as a result of the acquisition of Trinity.  These increases were partly offset by a $6,000, or 1.9%, decrease in professional expenses to $304,000.  In addition, during the six-month period ended June 30, 2006, the Company realized expenses associated with the merger and integration of Trinity Bank in the amount of $57,000.  No additional merger and integration expenses are expected for future periods.

          Income taxes.  Income taxes amounted to $1.2 million, or 31.6% of taxable income, for the six months ended June 30, 2006, as compared to $766,000, or 29.8% of taxable income, for the six months ended June 30, 2005. This increase in income taxes was primarily due to a $1.1 million increase in net income before taxes.  The effective tax rate increased from 2005 to 2006 due to a decreased portion of income generated from tax-advantaged sources in 2006 as a percentage of total pretax income.  The Company invests in tax-advantaged sources of income to reduce its overall tax burden.  These tax-advantaged sources include investments such as municipal securities and bank-owned life insurance.  As the Company continues to increase the amount of income derived from interest income on loans and fee income on deposits, the effective tax rate is expected to increase.

Liquidity, Market Risk, and Capital Resources

          The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $87.0 million in available advances from its line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”).  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $20.0 million available from an unsecured federal funds accommodation with The Bankers Bank (“TBB”).  TBB is the Company’s primary correspondent bank. The federal funds accommodation is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this accommodation are generally repaid on a daily basis at a rate determined by TBB based on their marginal cost of funds.  Advances are limited to not more than 14 days in any calendar month.  Interest on any advances made over the established line or beyond the 14-day limit will be at a higher rate.  The Company may also solicit brokered deposits for providing funds for asset growth.  As of June 30, 2006, the Company had outstanding brokered deposits of $12.7 million, or 2.4% of total deposits. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.

          In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company’s liquidity position.  At June 30, 2006, the Company had loan commitments of $32.6 million, unused lines of credit of $87.2 million, and undisbursed construction loan proceeds of $14.4 million.  The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise.  The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

          The Company’s most significant form of market risk is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates.  The Company’s Asset / Liability Committee is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. There were no changes in the Company’s asset or liability composition that could result in a material change in the Company’s analysis of interest rate sensitivity as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

          The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of June 30, 2006, Citizens South Bank’s capital exceeded all applicable regulatory requirements. Citizens South Bank’s Tier I capital was $62.3 million, or 9.1% of adjusted total assets. The minimum Tier I capital ratio is 4.00%.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

          During the three-month period ended June 30, 2006, the Company repurchased 41,000 shares of common stock for $510,000, at an average cost of $12.43 per share as detailed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Current Repurchase Plan	Maximum Number of Shares that May be Purchased Under Current Repurchase Plan

April	10,000	$12.30	13,186	186,814
May	25,000	$12.45	38,186	161,814
June	6,000	$12.55	44,186	155.814
Total	41,000	$12.43	44,186	155,814

          On January 23, 2006, the Board of Directors of the Company authorized the repurchase of up to 200,000 shares, or approximately 5%, of the Company’s then-outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2006, management had repurchased a total of 44,186 shares at an average price of $12.41 per share and had 155,814 shares remaining to be repurchased under this plan.  Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

          In February 2005, the Board of Directors of the Company authorized the repurchase of up to 370,000 shares, or approximately 5%, of the Company’s then-outstanding shares of common stock.  This stock repurchase program was completed in March 2006, with the repurchase of 370,000 shares at an average price of $12.49. In May 2004, the Company authorized the repurchase of up to 815,000 shares, or approximately 10% of the then-outstanding shares.  This repurchase program was completed in February 2005 with the repurchase of 815,000 shares at an average price of $13.09.  In October 2003, the Company authorized the repurchase of up to 879,900 shares, or approximately 10%, of the then-outstanding shares.  This repurchase program was completed in May 2004, with the repurchase of 877,235 shares at an average price of $13.80. Also, in March 2003 the Company authorized the repurchase of up to 343,027 shares, or approximately 3.8% of the then-outstanding shares.  This program was completed in September 2003, with the repurchase of 342,200 shares at an average price of $13.66.

Item 3.	Defaults Upon Senior Securities

          Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

          The following proposals were considered and acted upon at the Annual Meeting of Stockholders of the Company held on May 8, 2006:

Proposal 1:  To consider the election of two Directors to the Board of Directors.

Senator David W. Hoyle	For	6,863,927	Withheld	10,821
Ben R. Rudisill, II	For	6,862,430	Withheld	12,318

Proposal 2:  To consider the ratification of the appointment of Cherry, Bekaert & Holland, L.L.P. as independent registered public accountants for the Company for the fiscal year ending December 31, 2006.

For	6,835,253	Against	34,451	Abstain	5,044

Item 5.	Other Information

          Not applicable.

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Citizens South Banking Corporation

Date:	August 8, 2006	By:	/s/ Kim S. Price

Kim S. Price
President and Chief Executive Officer

Date:	August 8, 2006	By:	/s/ Gary F. Hoskins

Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer