Form 10-Q
period 2006-09-30
CITIZENS SOUTH BANKING CORP
filed 2006-11-08
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Common stock, $0.01 par value
8,170,683 shares outstanding as of November 7, 2006.

Citizens South Banking Corporation

PART I.     FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

Citizens South Banking Corporation
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005

	(unaudited)
Assets:
Cash and due from banks	$10,227	$8,863
Interest-earning bank balances	16,135	17,790

Cash and cash equivalents	26,362	26,653
Investment securities available-for-sale, at fair value	47,858	53,429
Mortgage-backed and related securities available-for-sale, at fair value	58,774	70,236
Loans receivable, net of unearned income	518,212	473,336
Allowance for loan losses	(5,560)	(5,104)

Loans, net	512,652	468,232
Real estate owned	145	1,157
Premises and equipment, net	18,977	19,819
Accrued interest receivable	3,154	2,539
Federal Home Loan Bank stock	3,649	4,084
Intangible assets	31,842	32,424
Cash value of bank-owned life insurance policies	15,365	14,828
Other assets	7,130	7,693

Total assets	$725,908	$701,094

Liabilities and Stockholders’ Equity:
Demand deposit accounts	$89,015	$85,489
Money market deposit accounts	110,111	104,421
Savings accounts	17,591	23,654
Time deposits	332,282	303,980

Total deposits	548,999	517,544
Borrowed money	82,346	91,342
Deferred compensation	5,589	5,849
Other liabilities	3,198	2,101

Total liabilities	640,132	616,836
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized in 2006 and 2005; 9,062,727 shares issued in 2006 and 2005; 8,199,683 shares outstanding in 2006 and 8,291,544 shares outstanding in 2005	91	91
Additional paid-in-capital	68,486	68,468
Unallocated common stock held by Employee Stock Ownership Plan	(1,476)	(1,613)
Unearned compensation related to Recognition and Retention Plan	(1,209)	(1,419)
Retained earnings, substantially restricted	32,156	30,311
Accumulated unrealized loss on securities available-for-sale, net of tax	(1,333)	(1,567)
Treasury stock of 863,044 shares at September 30, 2006, and 771,183 shares at December 31, 2005, at cost	(10,939)	(10,013)

Total stockholders’ equity	85,776	84,258

Total liabilities and stockholders’ equity	$725,908	$701,094

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Interest Income:
Loans	$9,804	$5,368	$27,501	$14,960
Investment securities	467	387	1,458	1,157
Interest-bearing deposits	210	107	487	261
Mortgage-backed and related securities	644	621	2,027	2,034

Total interest income	11,125	6,483	31,473	18,412
Interest Expense:
Deposits	4,858	2,220	12,802	5,862
Borrowed funds	1,065	554	3,156	1,547

Total interest expense	5,923	2,774	15,958	7,409

Net interest income	5,202	3,709	15,515	11,003
Provision for loan losses	300	140	865	410

Net interest income after provision for loan losses	4,902	3,569	14,650	10,593
Noninterest Income:
Fee income on deposit accounts	742	634	2,157	1,789
Income on mortgage banking and other lending activities	359	159	864	400
Dividends on FHLB stock	58	30	169	109
Increase in cash value of bank-owned life insurance	166	150	580	458
Fair value adjustment on deferred compensation assets	101	26	143	57
Net gain (loss) on sale of assets	8	19	(40)	82
Other noninterest income	209	77	553	299

Total noninterest income	1,643	1,095	4,426	3,194
Noninterest Expense:
Compensation and benefits	2,281	1,705	6,861	5,111
Fair value adjustment on deferred compensation obligations	101	26	143	57
Occupancy and equipment expense	610	486	1,990	1,466
Professional services	116	132	420	443
Amortization of intangible assets	186	78	558	249
Merger and integration expenses	—	—	57	—
Other noninterest expense	1,094	855	3,186	2,510

Total noninterest expense	4,388	3,282	13,215	9,836
Income before income taxes	2,157	1,382	5,861	3,951
Provision for income taxes	719	418	1,889	1,184

Net income	$1,438	$964	$3,972	$2,767

Basic earnings per share	$0.18	$0.14	$0.49	$0.40
Diluted earnings per share	$0.18	$0.14	$0.49	$0.39
Basic average common shares outstanding	8,019,286	6,968,691	8,042,271	7,007,014
Diluted average common shares outstanding	8,095,750	7,061,656	8,119,781	7,097,439

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,

	2006	2005

Net income	$3,972	$2,767
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	293	(529)
Reclassification adjustment for gains included in net income	(59)	(11)

Other comprehensive income (loss)	234	(540)

Comprehensive income	$4,206	$2,227

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,

	2006	2005

Common stock:
At beginning of period	$91	$91
Issuance of common stock	—	—

At end of period	91	91

Additional paid-in-capital:
At beginning of period	68,468	68,381
Stock option expense	18	—

At end of period	68,486	68,381

Unallocated common stock held by ESOP:
At beginning of period	(1,613)	(1,796)
Allocation from shares purchased with loan from ESOP	137	137

At end of period	(1,476)	(1,659)

Unearned compensation related to Recognition and Retention Plan:
At beginning of period	(1,419)	(1,698)
Vesting of shares for plan	210	209

At end of period	(1,209)	(1,489)

Retained earnings, substantially restricted:
At beginning of period	30,311	29,765
Net income	3,972	2,767
Exercise of options	(324)	—
Cash dividends declared on common stock	(1,803)	(1,478)

At end of period	32,156	31,054

Accumulated unrealized loss on securities available for sale, net of tax:
At beginning of period	(1,567)	(419)
Other comprehensive results, net of tax	234	(540)

At end of period	(1,333)	(959)

Treasury stock:
At beginning of period	(10,013)	(21,930)
Exercise of options	459	141
Repurchase of common stock	(1,385)	(3,103)

At end of period	(10,939)	(24,892)

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income	$3,972	$2,767
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	865	410
Depreciation	1,014	883
Net gain on sale of investments, available for sale	(93)	(17)
Net (gain) loss on sale of other assets	133	(65)
Deferred loan origination fees	(45)	(239)
Allocation of shares to the ESOP	137	137
Stock option expense	18	—
Vesting of shares for the Recognition and Retention Plan	210	209
Increase in accrued interest receivable	(615)	(151)
Amortization of intangible assets	558	249
Increase in other assets	(222)	(586)
Increase (decrease) in other liabilities	576	(452)

Net cash provided by operating activities	6,507	3,145
Cash flows from investing activities:
Net increase in loans receivable	(45,240)	(27,450)
Proceeds from the sale of investment securities	98	5,554
Proceeds from the sale of mortgage-backed securities	—	4,058
Proceeds from the sale of other assets	1,040	592
Maturities and prepayments of investment securities	5,977	4,321
Maturities and prepayments of mortgage-backed securities	11,698	15,293
Purchases of investments	(242)	(2,920)
(Purchase) sale of FHLB stock	435	(366)
Capital expenditures for premises and equipment	(232)	(747)

Net cash used for investment activities	(26,466)	(1,665)
Cash flows from financing activities:
Net increase (decrease) in deposits	31,455	(1,514)
Exercise of options	136	141
Dividends paid to stockholders	(1,803)	(1,478)
Repurchase of common stock	(1,385)	(3,103)
Net increase (decrease) in borrowed money	(8,996)	13,501
Increase in advances from borrowers for insurance and taxes	261	313

Net cash provided by financing activities	19,667	7,860
Net increase (decrease) in cash and cash equivalents	(291)	9,340
Cash and cash equivalents at beginning of period	26,653	11,590

Cash and cash equivalents at end of period	$26,362	$20,930

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

          In management’s opinion, the accompanying condensed consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three- and nine-month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.  Results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

          Acquisition of Trinity Bank

          On October 31, 2005, the Company consummated the merger of Trinity Bank (“Trinity”) into Citizens South Bank.  At the time of the acquisition, Trinity had total assets of $165 million, total loans of $114 million, total deposits of $136 million and total equity of $13 million.  Trinity was headquartered in Monroe, North Carolina, which is approximately 50 miles east of the Company’s headquarters.  Trinity had three offices located in Union County, North Carolina, which had the fastest population growth of any county in North Carolina based on the most recent census.  The combined bank has 14 full-service locations and two loan production offices, located in the Charlotte region.

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

          Other-Than-Temporary Impairment of Securities.  Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  In November 2005, the Financial Accounting Standards Board issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in this FSP amended SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock.  Effective September 30, 2006 and 2005, management evaluated the Company’s investment portfolio and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future.  As a result, management did not consider any unrealized losses as “other-than-temporary” at September 30, 2006 and 2005.

          Stock Option Expense Disclosure

          On January 1, 2006, the Company adopted SFAS No. 123 (revised), Share Based Payment, which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  The primary focus of this Statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. The adoption of this Statement resulted in $6,000 of additional compensation expense for the quarter ended September 30, 2006, and $18,000 of additional compensation expense for the nine-month period ended September 30, 2006.  Prior to adopting this Statement, the Company had adopted the disclosure–only option and elected to apply the provisions of APB No. 25 for financial statement purposes. As such, no stock-based employee compensation cost was reflected in net income for the Company’s stock option plans for the three- and nine-month periods ended September 30, 2005.  Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented in the following table.

	Three months ended September 30, 2005	Nine months ended September 30, 2005

	(in thousands, except per share amounts)
Net income:
As reported	$964	$2,767
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	19	57

Pro forma	$945	$2,710

Basic earnings per share:
As reported	$0.14	$0.40
Pro forma	$0.14	$0.39
Diluted earnings per share:
As reported	$0.14	$0.39
Pro forma	$0.13	$0.38

          The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three- and nine-month periods ended September 30, 2005: dividend yield of 2.0%, expected volatility of 30%, risk-free investment rate of 3.5%, and expected lives of seven years.

Note 2 – Use of Estimates

          The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 3 – Earnings per Share

          Earnings per share has been determined under the provisions of SFAS No. 128, Earnings Per Share. The only potential stock of the Company, as defined in SFAS No. 128, Earnings Per Share, is stock options that have been granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(dollars in thousands, except per share amounts)
Net income	$1,438	$964	$3,972	$2,767
Weighted average outstanding shares	8,019,286	6,968,691	8,042,271	7,007,014
Dilutive effect of stock options	76,464	92,965	77,510	90,425

Weighted average diluted shares	8,095,750	7,061,656	8,119,781	7,097,439
Diluted earnings per share	$0.18	$0.14	$0.49	$0.39

Note 4 – Dividend Declaration

          On October 16, 2006, the Board of Directors of the Company approved and declared a regular cash dividend of seven and one-half cents per share of common stock to stockholders of record as of November 1, 2006, payable on November 15, 2006.

Note 5 – Stock Repurchase Programs

          On January 23, 2006, the Board of Directors of the Company authorized the repurchase of up to 200,000 shares, or approximately 5% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of September 30, 2006, the Company had repurchased a total of 97,011 shares at an average price of $12.66 per share and had 102,989 shares remaining to be repurchased under this plan.  The Company will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

          On February 28, 2005, the Board of Directors of the Company authorized the repurchase of up to 370,000 shares, or approximately 5%, of the Company’s then outstanding shares of common stock. This stock repurchase program was completed in March 2006, with the repurchase of 370,000 shares at an average price of $12.49.   In May 2004, the Company authorized the repurchase of up to 815,000 shares, or approximately 10% of the then outstanding shares. This program was completed in March 2005, with the repurchase of 815,000 shares at an average price of $13.09.

Note 6 - Impact of Recently Issued Accounting Standards

          Accounting for Derivatives - In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.  This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.

          Servicing of Financial Assets - In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140.  This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The provisions of this statement are effective for fiscal years beginning after September 15, 2006.  The adoption of SFAS No. 156 is not expected to have a material impact on the consolidated financial statements of the Company.

          Fair Value Measurements – September 2006, the FASB issued SFAS No. 157, Fair value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements. The provisions of this statement are effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material impact on the consolidated financial statements of the Company.

          Defined Benefit Pension Plans – September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to SFAS No. 87, 88, 106, and 132(r). This statement requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The provisions of this statement are effective as of the end of the first fiscal year ending after December 15, 2006. The adoption of SFAS No. 157 is not expected to have a material impact on the consolidated financial statements of the Company.

          Accounting for Uncertainty in Income Taxes -  June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax year are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  FIN 48 is effective for first fiscal year beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the consolidated financial statements of the Company.

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

Comparison of Financial Condition

          Assets.  Total assets of the Company increased by $24.8 million, or 3.5%, from $701.1 million at December 31, 2005, to $725.9 million at September 30, 2006.  Loans receivable increased by $44.9 million, or 9.5%, to $518.2 million at September 30, 2006.  The growth in loans was primarily comprised of a $46.3 million, or 12.5%, increase in total real estate loans to $417.0 million.  Also, during the nine-month period ended September 30, 2006, commercial business loans increased by $1.4 million, or 4.6%, to $31.5 million and consumer loans decreased by $2.5 million, or 3.5%, to $69.8 million.   A large portion of the loan growth was attributable to loans generated in the new markets of Union County, North Carolina, and York County, South Carolina.  The Company entered the Union County market in November 2005 with the acquisition of Trinity Bank, which included three full-service offices and an experienced staff of commercial, mortgage, and consumer loan officers.  The Company entered the York County market in February 2006, with the opening of a loan production office staffed by a local commercial lender and mortgage originator.  Management plans to add one additional business banker in the Union County market to concentrate on small business and consumer lending.  Management expects that loan growth will remain strong for the remainder of the year due to the strong local economy.  However, a slowdown in the local economy could have a negative impact on the Company’s ability to maintain the current level of loan growth.

          Management will seek to continue to grow the loan portfolio in a safe and sound manner with an emphasis on adjustable-rate loans and shorter-term fixed rate loans.  As of September 30, 2006, $273.3 million, or 53.0%, of the Company’s loan portfolio, was scheduled to reprice each month.  This sensitivity to rising interest rates has been a driving factor in the Company’s margin expansion during the first half of 2006 as the prime interest rate steadily increased.  However, flat or decreasing interest rates could cause margin compression as maturing time deposits reprice at higher interest rates, with no corresponding increase in loans with interest rates tied to the prime lending rate.

          Cash and cash equivalents decreased by $291,000, or 1.1%, from $26.7 million at December 31, 2005, to $26.4 million at September 30, 2006.  Cash and cash equivalents has been relatively stable during 2006 as the strong loan demand experienced during the first nine months of 2006 was primarily funded by strong deposit growth and maturing investment and mortgage-backed securities.  Management expects that cash and cash equivalents will decrease during the fourth quarter of 2006 as these funds are used to fund future loan growth and repurchase Company stock.  Also during the nine-month period, mortgage-backed securities decreased $11.5 million, or 16.3%, to $58.8 million and investment securities decreased by $5.6 million, or 10.4%, to $47.9 million.  These decreases were due to maturities of investment securities and normal amortization of the mortgage-backed securities. The cash flows generated from these mortgage-backed and investment securities were primarily used to fund loan growth during the period.   Management expects the investment and mortgage-backed securities portfolios to continue to decrease as a percentage of total assets as the cash flows generated from these investments continue to be used to fund loan growth. This restructuring of the balance sheet from lower-yielding cash and cash equivalents, investments, and mortgage-backed securities to higher-yielding loans, is expected to be a positive factor in improving the Company’s net interest margin.

          Other real estate owned, which consists of two residential dwellings and one residential lot acquired by the Bank through foreclosure, decreased by $1.0 million, or 87.5%, to $145,000 at September 30, 2006. This decrease was due to the sale of various foreclosed residential dwellings and 12 residential lots during the first nine months of 2006.  Management will continue to aggressively market foreclosed properties for a timely disposition.  All foreclosed properties are located in the Bank’s primary lending area.

          Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses.  This methodology is set forth in a formal policy and considers all loans in the portfolio.  Specific allowances are established for certain individual loans that management considers impaired.  The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of September 30, 2006, the allowance for loan losses was $5.6 million.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

	At and For the Three Months Ended September 30,		At and For the Nine Months Ended September 30,

	2006	2005	2006	2005

	(dollars in thousands)		(dollars in thousands)
Allowance for loan losses:
Beginning of period	$5,414	$3,271	$5,104	$3,029
Add:
Provision for loan losses	300	140	865	410
Recoveries	8	11	10	20
Less:
Charge-offs	162	53	419	90

End of period	$5,560	$3,369	$5,560	$3,369

Nonaccrual loans	$1,925	$1,503	$1,925	$1,503
Real estate owned	145	655	145	655

Nonperforming assets	$2,070	$2,158	$2,070	$2,158

Allowance for loan losses as a percentage of total loans	1.07%	0.98%	1.07%	0.98%
Nonperforming loans to total loans	0.37%	0.44%	0.37%	0.44%
Nonperforming assets to total assets	0.29%	0.42%	0.29%	0.42%

          Premises and equipment decreased by $842,000, or 4.2%, to $19.0 million at September 30, 2006.  This decrease was primarily due to normal depreciation which is expensed on a monthly basis based on the expected lives of each asset.  In addition, during the first quarter of 2006, the Company opened a loan production office in Rock Hill, South Carolina, and closed its Bodega branch, which was created to serve the local Hispanic community.  The loan production office is located in leased office space and is staffed by a local commercial banker and a local mortgage loan originator.  This represents the Company’s second loan production office and its first entry into the South Carolina market.  The Bodega office was closed on March 31, 2006, due to lower than expected business activity.  This office was operated in a leased retail facility which was subleased without any additional expense to the Company. Management does not plan to open or close any additional offices in the remainder of 2006.

          Liabilities.  Total liabilities increased by $23.3 million, or 3.8%, from $616.8 million at December 31, 2005, to $640.1 million at September 30, 2006.  This increase was primarily due to a $31.5 million, or 6.1%, increase in deposits to $549.0 million. During the nine-month period, demand deposit accounts (checking accounts) increased by $3.5 million, or 4.1%, to $89.0 million and money market deposit accounts increased by $5.7 million, or 5.4%, to $110.1 million.  The increase in these core deposits was primarily due to a continued emphasis on increasing the Company’s number of retail and business checking account customers.  This increase was partially offset by a $6.1 million, or 25.6%, decrease in savings accounts to $17.6 million. The decrease in savings accounts was largely due to customers moving these lower-yielding deposit accounts to higher-yielding accounts such as time deposits or money market deposit accounts. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market.  However, if loan growth continues to significantly outpace deposit growth, management may be more aggressive in attracting more retail deposits, which may increase the Company’s cost of funds. In addition, management may use brokered deposits to fund future loan growth if additional liquidity is needed. During the nine-month period ended September 30, 2006, time deposits increased by $28.3 million, or 9.3% to $332.3 million.  Brokered deposits totaled $11.1 million, or 2.0% of total deposits at September 30, 2006.  Also during the nine-month period, the Company’s borrowed money decreased by $9.0 million, or 9.9%, to $82.3 million.  This decrease was due to normal maturities of Federal Home Loan Bank “FHLB” advances.  Additional borrowed money may be used in the future to fund continued loan growth.  However, maturing advances will generally be repaid if the level of cash and cash equivalents remains high.

          Stockholders’ Equity.  Total stockholders’ equity increased by $1.5 million, or 1.8%, from $84.3 million at December 31, 2005, to $85.8 million at September 30, 2006.  The increase in stockholders’ equity was primarily due to earnings of $4.0 million during the nine months ended September 30, 2006.  This increase was partially offset by the repurchase of 112,088 shares of common stock for $1.4 million, at an average cost of $12.36 per share. On January 23, 2006, the Board of Directors authorized the repurchase of up to 200,000 shares, or approximately 5%, of the outstanding shares of common stock. As of September 30, 2006, the Company had repurchased a total of 97,011 shares under the current program at an average price of $12.66 per share and had 102,989 shares remaining to be repurchased.  The Company will consider repurchasing additional shares of common stock at prices that management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.  In addition, the Company paid cash dividends totaling $1.8 million during the period, representing $0.225 per share, and posted a $234,000 decrease in unrealized losses on available for sale securities due to an increase in market interest rates.  Management did not consider the unrealized losses to be other-than-temporary.

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005

          General.  Net income for the three months ended September 30, 2006, amounted to $1.4 million, or $0.18 per diluted share, as compared to $964,000, or $0.14 per diluted share, for the three months ended September 30, 2005.  This represented a 49.2% increase in net income and a 28.6% increase in diluted earnings per share for the comparable periods.

          Net interest income.   Net interest income increased by $1.5 million, or 40.3%, to $5.2 million for the three months ended September 30, 2006.  Interest income increased by $4.6 million, or 71.6%, to $11.1 million, primarily as a result of the acquisition of Trinity Bank in October 2005, continued organic loan growth, and higher interest rates.  Average interest-earning assets increased by $177.6 million, or 39.4%, to $628.5 million for the three months ended September 30, 2006. The increase in average interest-earning assets was primarily the result of a $172.8 million, or 52.2%, increase in average outstanding loans to $503.5 million.  The Company’s average yield on earning assets increased by 129 basis points to 7.03% for the quarter ended September 30, 2006.   Interest expense increased by $3.1 million, or 113.5%, for the comparable quarters.  This increase in interest expense was largely due to the acquisition of Trinity Bank, increased deposits and borrowed money, and higher interest rates.  The average cost of funds increased by 131 basis points to 3.99% for the quarter ended September 30, 2006. In addition, the Company experienced a $177.5 million, or 43.2%, increase in the average balance of interest-bearing liabilities to $588.4 million for the three months ended September 30, 2006. Average interest-bearing liabilities increased primarily as a result of a $152.8 million, or 43.7%, increase in average interest-bearing deposits, coupled with a $24.7 million, or 40.4%, increase in borrowed money. The net interest margin improved one basis point to 3.27% for the quarter ended September 30, 2006, compared to 3.26% for the quarter ended September 30, 2005. This increase in the net interest margin was primarily the result of increased yields on prime-based consumer and commercial loans due to steady 25 basis point increases in the prime-lending rate between the periods, coupled with a restructuring of the Company’s balance sheet from lower-yielding investment and mortgage-backed securities to higher-yielding loans.  Approximately 53.0% of the Company’s loans have interest rates that are tied to short-term rate indexes such as the prime-lending rate.  However, if short-term interest rates decline, or the interest rate yield curve remains flat or inverted for a prolonged period of time, the Company’s net interest margin may experience compression.

          Provision for loan losses. The provision for loan losses amounted to $300,000 for the three months ended September 30, 2006, compared to $140,000 for the three months ended September 30, 2005.  The increase in the provision for loan losses was primarily attributable to the increased loan portfolio resulting from the acquisition of Trinity Bank and the continued growth in the commercial real estate portfolio. The allowance for loan losses was $5.6 million, or 1.07% of total loans, as of September 30, 2006, compared to $3.4 million, or 0.98% of total loans, as of September 30, 2005.  While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, the Company’s ratio of nonperforming loans to total loans remains below our peer group average, at 0.37% of total loans on September 30, 2006, compared to 0.44% of total loans on September 30, 2005.  A substantial portion of the Company’s nonperforming loans at September 30, 2006 were secured by real estate.

          Noninterest income.  Noninterest income increased by $548,000, or 50.0%, to $1.6 million for the three months ended September 30, 2006, as compared to $1.1 million for the three months ended September 30, 2005. This increase was largely attributable to the expanded customer base developed during the year and acquired through the Trinity acquisition.   As a result, during the comparable periods, fee income on deposit accounts increased by $108,000, or 17.0%, to $742,000 and fee income on mortgage banking and lending activities increased by $200,000, or 125.2%, to $359,000. Management expects that fees from loans and deposits will continue to increase in the near future as new accounts are opened at the full-service Belmont, North Carolina, office that was opened in the fourth quarter of 2005 and as new loans are originated from the loan production office that was opened in Rock Hill, South Carolina, in the first quarter of 2006.  However, fees on loans and deposits could be negatively impacted if residential loan originations decrease due to rising interest rates and if fewer charges are generated from overdrawn checking accounts.  In addition, noninterest income increased in the amount of $28,000 from dividends on FHLB stock, $16,000 from bank-owned life insurance, and $132,000 from other noninterest income, partly due to the acquisition of Trinity Bank.  The fair value adjustment on deferred compensation assets increased by $75,000.  However, this item is directly offset by corresponding charges or credits to noninterest expense.

          During the quarter ended September 30, 2006, the Company realized a net gain of $8,000 from the sale of various parcels of residential real estate owned and from the sale of $98,000 in equity securities.  During the quarter ended September 30, 2005, the Company recognized a net gain of $19,000 on the sale of assets.  These net gains were generated from the sale of $1.6 million in mortgage-backed securities and the sale of various foreclosed residential properties and other fixed assets.

          Noninterest expense.  Noninterest expense increased by $1.1 million, or 33.7%, to $4.4 million for the quarter ended September 30, 2006, compared to $3.3 million for the quarter ended September 30, 2005.  These expenses were largely associated with the staffing and operations of four additional full-service offices and one additional loan production office.  Three of the full-service offices were obtained from the acquisition of Trinity Bank.  As a result, during the comparable quarters, compensation and benefits increased by $576,000, or 33.8%, to $2.3 million and office occupancy and equipment expense increased by $124,000, or 25.5%, to $610,000.  The Company completed the integration and consolidation of the back-office functions of the recently acquired Trinity Bank, including the core processing and items processing systems, during the first quarter of 2006.  As a result, the financial benefits of the consolidation of these back-office functions were more fully realized beginning in the second quarter of 2006.

          In addition, during the comparable quarters, the amortization of intangible assets increased by $108,000, or 138.5%, to $186,000 and other noninterest expenses increased by $239,000, or 28.0%, to $1.1 million. The increase in the amortization of intangible assets was due to the amortization of the core deposit intangible that resulted from the acquisition of Trinity Bank.  This core deposit intangible, which amounted to $1.8 million at September 30, 2006, is being amortized over an eight-year period on an accelerated basis.  Other noninterest expenses primarily increased due to the operation of a larger organization as a result of the acquisition of Trinity.  These increases were partly offset by a $16,000, or 12.1%, decrease in professional expenses to $116,000.

          Income taxes.  Income taxes amounted to $719,000, or 33.3% of taxable income, for the quarter ended September 30, 2006, as compared to $418,000, or 30.2% of taxable income, for the quarter ended September 30, 2005. The increase in income tax expense during the third quarter of 2006 was primarily due to a $775,000 increase in net income before taxes.  The effective tax rate increased from the third quarter 2005 to the third quarter 2006 due to a decreased portion of income generated from tax-advantaged sources in 2006 as a percentage of total pretax income.  The Company invests in tax-advantaged sources of income to reduce its overall tax burden.  These tax-advantaged sources include investments such as municipal securities and bank-owned life insurance.  As the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005

          General.  Net income for the nine months ended September 30, 2006, amounted to $4.0 million, or $0.49 per diluted share, as compared to $2.8 million, or $0.39 per diluted share, for the nine months ended September 30, 2005.  This represented an increase of $1.2 million, or 43.5%, in net income and an increase of $0.10, or 25.6%, in diluted earnings per share.

          Net interest income.   Net interest income increased by $4.5 million, or 41.0%, to $15.5 million for the nine months ended September 30, 2006.  Interest income increased by $13.1 million, or 70.9%, to $31.5 million primarily as a result of the acquisition of Trinity Bank in October 2005, continued organic loan growth, and higher interest rates. Average interest-earning assets increased by $165.7 million, or 36.8%, to $616.5 million for the nine months ended September 30, 2006. The increase in average interest-earning assets was primarily the result of a $160.4 million, or 49.4%, increase in average outstanding loans to $487.9 million.  The Company’s average yield on earning assets increased by 134 basis points to 6.82% for the nine months ended September 30, 2006. During the comparable periods, interest expense increased by $8.5 million, or 115.4%, to $16.0 million for the nine months ended September 30, 2006.  This increase in interest expense was largely due to the acquisition of Trinity Bank, increased deposits and borrowed money, and higher interest rates.  The average cost of funds increased by 125 basis points to 3.66% for the nine months ended September 30, 2006. In addition, the Company experienced a $172.2 million, or 41.9%, increase in the average balance of interest-bearing liabilities to $582.5 million for the nine months ended September 30, 2006. Average interest-bearing liabilities increased primarily as a result of a $143.6 million, or 40.9%, increase in average interest-bearing deposits, coupled with a $28.6 million, or 48.0%, increase in borrowed money. The net interest margin improved 10 basis points, or 3.1%, to 3.36% for the nine months ended September 30, 2006, compared to 3.26% for the nine months ended September 30, 2005. This increase in the net interest margin was primarily the result of increased yields on prime-based consumer and commercial loans due to steady 25 basis point increases in the prime-lending rate during the  first half of 2006, coupled with a restructuring of the Company’s balance sheet from lower-yielding investment and mortgage-backed securities to higher-yielding loans.  Approximately 53.0% of the Company’s loans have interest rates that are tied to short-term rate indexes such as the prime-lending rate.  However, if short-term interest rates decline, or the interest rate yield curve remains flat or inverted for a prolonged period of time, the Company’s net interest margin may experience compression.

          Provision for loan losses.  The provision for loan losses amounted to $865,000 for the nine months ended September 30, 2006, compared to $410,000 for the nine months ended September 30, 2005.  The increase in the provision for loan losses was primarily attributable to the increased loan portfolio resulting from the acquisition of Trinity Bank and the continuing growth in the commercial real estate portfolio. The allowance for loan losses was $5.6 million, or 1.07% of total loans, as of September 30, 2006, compared to $3.4 million, or 0.98% of total loans, as of September 30, 2005.  While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, the Company’s ratio of nonperforming loans to total loans remains below our peer group average, at 0.37% of total loans on September 30, 2006, compared to 0.44% of total loans on September 30, 2005.  A substantial portion of the Company’s nonperforming loans at September 30, 2006, were secured by real estate.

          Noninterest income.  Noninterest income increased by $1.2 million, or 38.6%, to $4.4 million for the nine months ended September 30, 2006, as compared to $3.2 million for the nine months ended September 30, 2005.  This increase was largely attributable to the expanded customer base developed during the year and acquired through the Trinity acquisition.   As a result, during the comparable periods, fee income on deposit accounts increased by $368,000, or 20.6%, to $2.2 million and fee income on mortgage banking and lending activities increased by $464,000, or 116.0%, to $864,000. Management expects that these fees from loans and deposits will continue to increase in the near future as new accounts are opened at the full-service Belmont, North Carolina, office that was opened in the fourth quarter of 2005 and as new loans are originated from the loan production office that was opened in Rock Hill, South Carolina, in the first quarter of 2006.  However, fees on loans and deposits could be negatively impacted if residential loan originations decrease due to continued rising interest rates and if fewer charges are generated from overdrawn checking accounts.  In addition, fee income increased in the amount of $60,000 from dividends on Federal Home Loan Bank stock, $122,000 from bank-owned life insurance, and $254,000 from other noninterest income partly due to the acquisition of Trinity Bank.  The fair value adjustment on deferred compensation assets increased by $86,000, or 150.9%, to $143,000 for the nine months ended September 30, 2006.  However, this item is directly offset by corresponding charges to noninterest expense.

          During the nine months ended September 30, 2006, the Company recognized a net loss of $40,000 from the sale of various parcels of residential properties acquired through foreclosure and from the sale of $98,000 in investment securities.  During the nine months ended September 30, 2005, the Company recognized a net gain of $82,000 on the sale of $5.5 million in investment securities, $4.4 million of mortgage-backed securities, several parcels of residential foreclosed properties, and other miscellaneous fixed assets.

          Noninterest expense.  Noninterest expense increased $3.4 million, or 34.4%, to $13.2 million for the nine months ended September 30, 2006, compared to $9.8 million for the nine months ended September 30, 2005.  The increase in noninterest expenses was largely associated with the staffing and operations of four additional full-service offices and one additional loan production office.  Three of the full-service offices were obtained from the acquisition of Trinity Bank.  As a result, during the comparable periods, compensation and benefits increased by $1.7 million, or 34.2%, to $6.9 million and office occupancy and equipment expense increased by $524,000, or 35.7%, to $2.0 million.  The Company completed the integration and consolidation of the back-office functions of the recently acquired Trinity Bank, including the core processing and items processing systems, during the first quarter of 2006.  As a result, the financial benefits of the consolidation of these back-office functions were more fully realized beginning in the second quarter of 2006.

          In addition, during the comparable periods, the amortization of intangible assets increased by $309,000, or 124.1%, to $558,000 and other noninterest expenses increased by $676,000, or 26.9%, to $3.2 million. The increase in the amortization of intangible assets was due to the amortization of the core deposit intangible that resulted from the acquisition of Trinity Bank.  This core deposit intangible, which amounted to $1.8 million at September 30, 2006, is being amortized over an eight-year period on an accelerated basis.  Other noninterest expenses primarily increased due to the operation of a larger organization as a result of the acquisition of Trinity.  These increases were partly offset by a $23,000, or 5.1%, decrease in professional expenses to $420,000.  In addition, during the nine-month period ended September 30, 2006, the Company realized expenses associated with the merger and integration of Trinity Bank in the amount of $57,000.  No additional merger and integration expenses are expected for future periods.

          Income taxes.  Income taxes amounted to $1.8 million, or 32.2% of taxable income, for the nine months ended September 30, 2006, as compared to $1.2 million, or 30.0% of taxable income, for the nine months ended September 30, 2005. This increase in income taxes was primarily due to a $1.9 million increase in net income before taxes.  The effective tax rate increased from 2005 to 2006 due to a decreased portion of income generated from tax-advantaged sources in 2006 as a percentage of total pretax income.  The Company invests in tax-advantaged sources of income to reduce its overall tax burden.  These tax-advantaged sources include investments such as municipal securities and bank-owned life insurance.  As the Company continues to increase the amount of income derived from interest income on loans and fee income on deposits, the effective tax rate is expected to increase.

Liquidity, Market Risk, and Capital Resources

          The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $94.0 million available to drawn from its line of credit from the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions.

As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $20.0 million available from an unsecured federal funds accommodation with The Bankers Bank (“TBB”).  TBB is the Company’s primary correspondent bank. The federal funds accommodation is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this accommodation are generally repaid on a daily basis at a rate determined by TBB based on their marginal cost of funds.  Advances are limited to not more than 14 days in any calendar month.  Interest on any advances made over the established line or beyond the 14-day limit will be at a higher rate.  The Company may also solicit brokered deposits for providing funds for asset growth.  As of September 30, 2006, the Company had outstanding brokered deposits of $11.1 million, or 2.0% of total deposits. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.

          In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company’s liquidity position.  At September 30, 2006, the Company had loan commitments of $48.0 million, unused lines of credit of $104.4 million, and undisbursed construction loan commitments of $16.6 million.  The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise.  The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

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

          The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of September 30, 2006, the Bank’s capital exceeded all applicable regulatory requirements. The Bank’s Tier I capital was $64.7 million, or 9.3% of adjusted total assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

          No material changes in the risk factors that were identified in the December 31, 2005, Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          During the three-month period ended September 30, 2006, the Company repurchased 52,825 shares of common stock for $679,805, at an average cost of $12.87 per share as detailed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plan

July	23,600	$12.70	23,600	132,214
August	825	$12.61	825	131,389
September	28,400	$13.01	28,400	102,989
Total	52,825	$12.87	52,825	102,989

          On January 23, 2006, the Board of Directors of the Company authorized the repurchase of up to 200,000 shares, or approximately 5%, of the Company’s then-outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of September 30, 2006, management had repurchased a total of 97,011 shares at an average price of $12.66 per share and had 102,989 shares remaining to be repurchased under this plan.  Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3.	Defaults Upon Senior Securities

          Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

          There were no meetings of stockholders during the quarter ended September 30, 2006.

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

Citizens South Banking Corporation

Date: November 7, 2006	By:	/s/ Kim S. Price

Kim S. Price
President and Chief Executive Officer

Date: November 7, 2006	By:	/s/ Gary F. Hoskins

Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer