Form 10-Q
period 2007-03-31
CITIZENS SOUTH BANKING CORP
filed 2007-05-10
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer    Accelerated filer  ✓   Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ___ No  ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value
7,955,947 shares outstanding as of May 2, 2007

Citizens South Banking Corporation
INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Statements of Financial Condition
	March 31, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations
	three months ended March 31, 2007 and 2006	2

	Condensed Consolidated Statements of Comprehensive Income
	three months ended March 31, 2007 and 2006	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity
	three months ended March 31, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows
	three months ended March 31, 2007 and 2006	5
		6
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10
		17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION		18

SIGNATURES		20

Exhibit 31.1	Certification of Chief Executive Officer Pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002	21

Exhibit 31.2	Certification of Chief Financial Officer Pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002	22

Exhibit 32.1	Statement of Chief Executive Officer Furnished Pursuant
	to Section 906 of the Sarbanes-Oxley Act of 2002	23

Exhibit 32.2	Statement of Chief Financial Officer Furnished Pursuant
	to Section 906 of the Sarbanes-Oxley Act of 2002	24

i

PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

Citizens South Banking Corporation
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)
	March 31,	December 31,
	2007	2006
	(unaudited)
Assets:
Cash and due from banks	$10,740	$17,581
Interest-earning bank balances	13,115	8,640
Cash and cash equivalents	23,855	26,221
Investment securities available-for-sale, at fair value	61,204	65,326
Mortgage-backed and related securities available-for-sale, at fair value	60,934	60,691
Loans receivable, net of unearned income	519,108	515,402
Allowance for loan losses	(6,023)	(5,764)
Loans, net	513,085	509,638
Real estate owned	193	139
Premises and equipment, net	18,056	18,287
Accrued interest receivable	3,313	3,236
Federal Home Loan Bank stock	3,313	3,581
Intangible assets	31,501	31,666
Cash value of bank-owned life insurance policies	15,716	15,527
Other assets	6,469	9,058
Total assets	$737,639	$743,370

Liabilities and Stockholders’ Equity:
Demand deposit accounts	$93,368	$90,540
Money market deposit accounts	125,558	117,632
Savings accounts	14,966	16,027
Time deposits	334,281	338,603
Total deposits	568,173	562,802
Borrowed money	75,524	85,964
Deferred compensation	5,074	5,723
Other liabilities	3,257	2,920
Total liabilities	652,028	657,409
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
9,062,727 shares issued at March 31, 2007 and December 31, 2006;
7,996,947 shares outstanding at March 31, 2007 and 8,111,659 shares
outstanding at December 31, 2006	91	91
Additional paid-in-capital	68,585	68,578
Unallocated common stock held by Employee Stock Ownership Plan	(1,385)	(1,430)
Unearned compensation related to Recognition and Retention Plan	(1,069)	(1,139)
Retained earnings, substantially restricted	33,830	33,031
Accumulated unrealized loss on securities available-for-sale, net of tax	(785)	(991)
Treasury stock of 1,065,780 shares at March 31, 2007, and 951,068
shares at December 31, 2006, at cost	(13,656)	(12,179)
Total stockholders’ equity	85,611	85,961
Total liabilities and stockholders’ equity	$737,639	$743,370

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months
	Ended March 31
	2007	2006
Interest Income:
Loans	$9,893	$8,505
Investment securities	669	492
Interest-bearing deposits	132	152
Mortgage-backed and related securities	671	716
Total interest income	11,365

Interest Expense:
Deposits	5,341	3,729
Borrowed funds	978	1,037
Total interest expense	6,319	4,766

Net interest income	5,046	5,099
Provision for loan losses	330	285
Net interest income after provision for loan losses	4,716	4,814

Noninterest Income:
Fee income on deposit accounts	653	678
Income on mortgage banking activities	232	78
Income on lending activities	110	171
Dividends on FHLB stock	51	54
Increase in cash value of bank-owned life insurance	209	247
Fair value adjustment on deferred compensation assets	37	63
Net gain (loss) on sale of assets	5	(56)
Other noninterest income	233	179
Total noninterest income	1,530	1,414

Noninterest Expense:
Compensation and benefits	2,342	2,379
Fair value adjustment on deferred compensation obligations	37	63
Occupancy and equipment expense	668	713
Professional services	124	170
Amortization of intangible assets	165	186
Merger and integration expenses	-	57
Other noninterest expense	949	977
Total noninterest expense	4,285	4,545

Income before income taxes	1,961	1,683

Provision for income taxes	561	495

Net income	$1,400	1,188

Basic earnings per share	$0.18	$0.15
Diluted earnings per share	$0.18	$0.15

Basic average common shares outstanding	7,862,519	8,056,574
Diluted average common shares outstanding	7,938,506	8,138,277

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)
	Three Months Ended
	March 31,
	2007	2006
Net income	$1,400	$1,188
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	206	(126)
Other comprehensive income (loss)	206	(126)
Comprehensive income	$1,606	$1,062

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands)
	Three Months Ended
	March 31,
	2007	2006
Common stock:
At beginning of period	$91	$91
Issuance of common stock	-	-
At end of period	91	91

Additional paid-in-capital:
At beginning of period	68,578	68,468
Stock option expense	7	6
At end of period	68,585	68,474

Unallocated common stock held by ESOP:
At beginning of period	(1,430)	(1,613)
Allocation from shares purchased with loan from ESOP	45	46
At end of period	(1,385)	(1,567)

Unearned compensation related to Recognition and Retention Plan:
At beginning of period	(1,139)	(1,419)
Vesting of shares for plan	70	70
At end of period	(1,069)	(1,349)

Retained earnings, substantially restricted:
At beginning of period	33,031	30,311
Net income	1,400	1,188
Exercise of options	-	(35)
Cash dividends declared on common stock	(601)	(574)
At end of period	33,830	30,890

Accumulated unrealized loss on securities available for sale, net of tax:
At beginning of period	(991)	(1,567)
Other comprehensive results, net of tax	206	(126)
At end of period	(785)	(1,693)

Treasury stock:
At beginning of period	(12,179)	(10,013)
Exercise of options	-	64
Repurchase of common stock	(1,477)	(222)
At end of period	(13,656)	(10,171)

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)
	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,400	$1,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	330	285
Depreciation	306	347
Net (gain) loss on sale of other assets	(5)	56
Deferred loan origination fees	(20)	772
Allocation of shares to the ESOP	45	46
Stock option expense	7	6
Vesting of shares for the Recognition and Retention Plan	70	70
Increase in accrued interest receivable	(77)	(52)
Amortization of intangible assets	165	186
(Increase) decrease in other assets	2,217	(767)
Decrease in other liabilities	(484)	(1,298)
Net cash provided by operating activities	3,954	839

Cash flows from investing activities:
Net increase in loans receivable	(3,954)	(19,323)
Proceeds from the sale of other assets	202	571
Maturities and prepayments of investment securities	5,650	402
Maturities and prepayments of mortgage-backed securities	3,200	3,590
Purchases of investments	(1,515)	-
Purchases of mortgage-backed securities	(3,120)	-
(Purchase) sale of FHLB stock	268	(15)
Capital expenditures for premises and equipment	(75)	(95)
Net cash provided by (used in) investment activities	656	(14,870)

Cash flows from financing activities:
Net increase in deposits	5,371	5,106
Exercise of options	-	29
Dividends paid to stockholders	(601)	(574)
Repurchase of common stock	(1,477)	(222)
Net decrease in borrowed money	(10,441)	(3,285)
Increase in advances from borrowers for insurance and taxes	172	242
Net cash provided by (used in) financing activities	(6,976)	1,296

Net decrease in cash and cash equivalents	(2,366)	(12,735)

Cash and cash equivalents at beginning of period	26,221	26,653

Cash and cash equivalents at end of period	$23,855	$13,918

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Significant Accounting Policies

In management’s opinion, the accompanying condensed consolidated financial statements, which are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2007.

The condensed consolidated financial statements include the accounts of Citizens South Banking Corporation (the “Company”) and the Company’s wholly owned subsidiary, Citizens South Bank (the “Bank”).

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the consolidated financial statements of the Company as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005, and 2004, filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

Critical Accounting Policies

The accounting and financial policies of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States and conform to general practices in the banking industry. We consider accounting policies that require significant judgment and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations. Based on the size of the item or significance of the estimate, the following accounting policies are considered critical to our financial results. The critical accounting policies described below, along with the application of these critical accounting policies, are periodically reviewed by the Audit Committee.

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

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In November 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amended SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock. Effective March 31, 2007 and 2006, management evaluated the Company’s investment portfolio and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future. As a result, management did not consider any unrealized losses as “other-than-temporary” at March 31, 2007 and 2006.

Note 2 - Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 - Earnings per Share

Earnings per share has been determined under the provisions of SFAS No. 128, Earnings Per Share. The only potential stock of the Company, as defined in SFAS No. 128, Earnings Per Share, is stock options that have been granted to various directors and officers of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands, except per share amounts)
Net income	$1,400	$1,188
Weighted average outstanding shares	7,862,519	8,056,574
Dilutive effect of stock options	75,987	81,703
Weighted average diluted shares	7,938,506	8,138,277
Diluted earnings per share	$0.18	$0.15

Note 4 - Dividend Declaration

On April 16, 2007, the Board of Directors of the Company approved and declared a regular cash dividend of eight cents per share of common stock to stockholders of record as of May 1, 2007, payable on May 15, 2007.

Note 5 - Stock Repurchase Programs

On January 22, 2007, the Board of Directors of the Company authorized the repurchase of up to 400,000 shares, or approximately 5% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of March 31, 2007, the Company had repurchased a total of 106,723 shares at an average price of $13.11 per share and had 293,277 shares remaining to be repurchased under this plan. The Company will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

On January 23, 2006, the Board of Directors of the Company authorized the repurchase of up to 200,000 shares, or approximately 2.5% of the Company’s then outstanding shares of common stock. The Company completed this stock repurchase plan in January 2007 at an average price of $12.78 per share.

Note 6 - Impact of Recently Issued Accounting Standards

SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) was issued by the FASB during the first quarter of 2006. This new Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 requires an entity to separately recognize a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS No. 156 permits a one-time reclassification of available-for- sale securities to trading securities by entities with recognized servicing rights upon initial adoption, provided certain criteria are met. The Company adopted SFAS No. 156 effective January 1, 2007. The impact of the adoption of SFAS No. 156 did not have a material impact on the Company’s financial position and results of operations.

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007. The impact of the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which requires a calendar year-end company with publicly traded equity securities that sponsors a post-retirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its 2006 year-end balance sheet. Prospective application of SFAS No. 158 is required for fiscal years ending after December 15, 2006, for entities with publicly traded equity securities. The Company adopted SFAS No. 158 effective January 1, 2007. The impact of the adoption of SFAS No. 158 did not have a material impact on the Company’s financial position and results of operations.

During the first quarter of 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose and measure many financial instruments and certain other items at fair value. The Company will be required to adopt SFAS No. 159 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 159 on its financial position and results of operations.

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

Note 7 - Commitment to Extend Credit

Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments represent no more than normal lending risk that the Bank commits to its borrowers and management believes that these commitments can be funded through normal operations. Commitments to extend credit that include both fixed and variable rates as of March 31 are as follows:

	2007	2006
Loan commitments:
Residential mortgage loans	$5,260,000	$5,970,000
Non-residential mortgage loans	23,836,000	25,662,,000
Commercial loans	356,000	2,389,000
Consumer loans	4,248,000	541,000
Total loan commitments	$33,700,000	$34,562,000
Unused lines of credit:
Commercial	$51,104,000	$27,087000
Consumer	61,135,000	56,388,000
Total unused lines of credit	$112,239,000	$83,475,000
Undisbursed construction loan proceeds	$9,574,000	$4,304,000

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of   Operations

Forward Looking Statements

This report contains certain forward-looking statements that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. These forward-looking statements are based on assumptions with respect to future business strategies and decisions that are subject to change based on changes in the economic and competitive environment in which we operate. Forward-looking statements speak only as of the date they are made and the Company is under no duty to update these forward-looking statements or to reflect the occurrence of unanticipated events. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, the timing and amount of revenues that may be recognized by the Company, changes in local or national economic trends, increased competition among depository and financial institutions, continuation of current revenue and expense trends (including trends affecting chargeoffs and provisions for loan losses), changes in interest rates, changes in the shape of the yield curve, and adverse legal, regulatory or accounting changes. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on these statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is designed to provide a general overview of the Company’s performance for the three month period ended March 31, 2007. Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the condensed consolidated financial statements and related notes. Financial highlights are presented in the table below.

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006	% Change
Earnings:
Net interest income	$5,046	$5,099	- 1.04%
Provision for loan losses	(330)	(285)	15.79
Noninterest income	1,530	1,414	8.20
Noninterest expense	(4,285)	(4,545)	- 5.72
Income tax expense	(561)	(495)	13.33
Net Income	$1,400	$1,188	17.85%

Per Share Data:
Average common shares outstanding, basic	7,862,519	8,056,574	- 2.41%
Basic net income	$0.18	$0.15	20.00

Average common shares outstanding, diluted	7,938,506	8,138,277	- 2.45%
Diluted net income	$0.18	$0.15	20.00

Cash dividends paid	$0.075	$0.07	6.67%
Period-end book value	10.71	10.21	4.90

Financial Ratios (annualized):
Return on average stockholders’ equity	6.62%	5.70%	16.14%
Return on average assets	0.77	0.69	11.59
Efficiency ratio	65.15	69.78	- 6.64
Net interest margin	3.18	3.39	- 6.19
Average equity to average assets	11.61	12.05	- 3.65

Asset Quality Data:
Allowance for loan losses	$6,023	$5,263	14.46%
Nonperforming loans	1,686	1,539	9.55
Nonperforming assets	1,879	2,844	- 33.93
Net charge-offs	71	126	- 43.65
Allowance for loan losses to total loans	1.16%	1.07%	8.41
Nonperforming loans to total loans	0.32	0.31	3.23
Nonperforming assets to total assets	0.25	0.41	-39.02

Average Balances:
Total assets	$738,674	$701,429	5.31%
Loans receivable, net of unearned income	511,747	483,136	5.92
Interest-earning assets	644,455	607,101	6.15
Deposits	565,070	518,712	8.94
Interest-bearing liabilities	603,396	575,349	4.87
Stockholders’ equity	85,784	84,506	1.51

At Period End:
Total assets	$737,639	$702,275	5.06%
Loans receivable, net of unearned income	519,108	491,761	5.56
Interest-earning assets	648,109	618,812	4.73
Intangible assets	31,501	32,214	- 2.21
Deposits	568,173	522,650	8.71
Interest-bearing liabilities	602,433	579,505	3.96
Stockholders’ equity	85,611	84,675	1.28

Comparison of Financial Condition

Assets. Total assets of the Company decreased by $5.7 million, or 0.8%, from $743.4 million at December 31, 2006, to $737.6 million at March 31, 2007. This decrease was partly due to a moderate deleveraging of the balance sheet as maturing investments were used to repay maturing borrowings. Future leverage strategies may be executed by the Company if the interest rate spread between investment securities and borrowings becomes more attractive.

Loans receivable increased by $3.7 million, or 0.7%, to $519.1 million at March 31, 2007. The growth in loans was primarily comprised of an $8.4 million, or 3.3%, increase in commercial real estate loans to $262.7 million. Also during the first quarter, commercial business loans increased by $704,000, or 2.2%, to $32.7 million. These increases in loans were partly offset by an $8.1 million, or 10.6%, decrease in construction loans to $68.2 million, a $1.5 million, or 1.8%, decrease in residential mortgage loans to $81.6 million, and a $680,000, or 1.0% decrease in consumer loans to $69.4 million. While loan production was on target during the quarter with $66.9 million in loan closings, loan growth during the quarter was somewhat slower than projected due to an increased amount of loan payoffs during the quarter. Part of the reason for the increased payoffs was attributable to builders and developers curbing their starts and a continuing effort by management to move potential problem credits out of the Bank. In order to increase loan growth for the remainder of 2007, management added two experienced commercial lenders in the Union County and York County markets (two of the Company’s fastest growing markets) and one additional credit officer during the second quarter of 2007. However, a slowdown in the local economy could have a negative impact on the Company’s ability to increase the current level of loan growth.

Management will seek to continue to grow the loan portfolio in a safe and sound manner with an emphasis on adjustable-rate loans and shorter-term fixed rate loans. As of March 31, 2007, $268.8 million, or 52.4%, of the Company’s loan portfolio, was scheduled to reprice each month. This sensitivity to rising interest rates was a driving factor in the Company’s margin expansion during the first half of 2006 as the prime interest rate steadily increased. However, decreasing interest rates could cause margin compression, as these adjustable-rate loans will reprice at lower interest rates at a faster pace than the Company’s funding costs.

Cash and cash equivalents decreased by $2.4 million, or 9.0%, from $26.2 million at December 31, 2006, to $23.9 million at March 31, 2007. This decrease was primarily attributable to a $10.4 million reduction of borrowed money coupled with a $3.7 million increase in loans receivable. These decreases were partly offset by a $5.4 million increase in deposits and a $4.1 million decrease in investment securities. Management expects that cash and cash equivalents will continue to decrease in 2007 as these funds are used to fund future loan growth, repay borrowings, and repurchase Company stock. Also during the three-month period, mortgage-backed securities increased $243,000, or 0.4%, to $60.9 million and investment securities decreased by $4.1 million, or 6.3%, to $61.2 million. The decreases in investment securities were due to normal maturities. The slight increase in mortgage-backed securities was due to the purchase of $3.2 million during the period, the effects of which were partly offset by the normal amortization of the mortgage-backed securities. The cash flows generated from the investment securities were primarily used to repay borrowings during the period. Management expects the investment and mortgage-backed securities portfolios to decrease as a percentage of total assets as the cash flows generated from these investments continue to be used to fund loan growth and repay borrowings. This restructuring of the balance sheet from lower-yielding cash and cash equivalents, investments, and mortgage-backed securities to higher-yielding loans is expected to be a positive factor in improving the Company’s net interest margin.

Other real estate owned, which consists of two residential dwellings and one residential lot acquired by the Bank through foreclosure, increased by $54,000, or 38.8%, to $193,000 at March 31, 2007. This increase was due to the acquisition of one residential dwelling during the first quarter of 2007. Management will continue to aggressively market foreclosed properties for a timely disposition. All foreclosed properties were located in the Bank’s primary lending area.

Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of March 31, 2007, the allowance for loan losses was $6.0 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

	At and For the Three
	Months Ended March 31,
	2007	2006
	(dollars in thousands)
Allowance for loan losses:
Beginning of period	$5,764	$5,104
Add:
Provision for loan losses	330	285
Recoveries	12	1
Less:
Charge-offs	83	127
End of period	$6,023	$5,263

Nonaccrual loans	$1,686	$1,539
Real estate owned	193	1,305
Nonperforming assets	$1,879	$2,844

Allowance for loan losses as a
percentage of total loans	1.16%	1.07%

Nonperforming loans to
total loans	0.32%	0.31%

Nonperforming assets to
total assets	0.25%	0.41%

Premises and equipment decreased by $231,000, or 1.3%, to $18.1 million at March 31, 2007. This decrease was primarily due to normal depreciation which is expensed on a monthly basis based on the expected lives of each asset. In addition, during the first quarter of 2007, the Company opened a loan production office in Waxhaw, North Carolina. The loan production office is located in leased office space and is staffed by a local mortgage originator. This represents the Company’s third loan production office. Management also plans to open a full service office in Rock Hill, South Carolina by the end of 2007 in a leased facility. This will replace the current loan production office in Rock Hill that was opened in February 2006. The Company has also purchased a lot in Indian Trail, North Carolina for future expansion in 2008.

Liabilities. Total liabilities decreased by $5.4 million, or 0.8%, from $657.4 million at December 31, 2006, to $652.0 million at March 31, 2007. This decrease was primarily due to a $10.4 million, or 12.1%, reduction in borrowed money to $75.5 million at March 31, 2007. This decrease was due to normal maturities of Federal Home Loan Bank advances. Additional borrowed money may be used in the future to fund continued loan growth, repurchase stock, or purchase investment or mortgage-backed securities. However, maturing advances will generally be repaid if there is a sufficient level of cash and cash equivalents.

While total deposits increased by $5.4 million, or 1.0%, to $568.2 million at March 31, 2007, core deposits (which exclude time deposits) increased by $9.7 million, or 4.3%, to $233.9 million at March 31, 2007. During the three-month period, demand deposit accounts (checking accounts) increased by $2.8 million, or 3.1%, to $93.4 million and money market deposit accounts increased by $7.9 million, or 6.7%, to $125.6 million. The increase in these core deposits was primarily due to a continued emphasis on increasing the Company’s number of retail and business checking account customers. This increase was partially offset by a $1.0 million, or 6.6%, decrease in savings accounts to $15.0 million. The decrease in savings accounts was largely due to customers moving these lower-yielding deposit accounts to higher-yielding accounts such as time deposits or money market deposit accounts. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market. However, if loan growth significantly outpaces deposit growth in the future, management may be more aggressive in attracting more retail deposits, which may increase the Company’s cost of funds. In addition, management may use brokered deposits to fund future loan growth if additional liquidity is needed. During the three-month period ended March 31, 2007, time deposits decreased by $4.3 million, or 1.3% to $334.3 million. Brokered deposits totaled $6.1 million, or 1.1% of total deposits at March 31, 2007.

Stockholders’ Equity. Total stockholders’ equity decreased by $350,000, or 0.4%, from $86.0 million at December 31, 2006, to $85.6 million at March 31, 2007. The decrease in stockholders’ equity was primarily due to the repurchase of 114,712 shares of common stock for $1.5 million, at an average cost of $13.09 per share. On January 22, 2007, the Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 5%, of the outstanding shares of common stock. As of March 31, 2007, the Company had repurchased a total of 106,723 shares under the current program at an average price of $13.11 per share and had 293,277 shares remaining to be repurchased. The Company will consider repurchasing additional shares of common stock at prices that management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. In addition, the Company paid cash dividends totaling $602,000 during the period, representing $0.075 per share. These decreases in stockholders’ equity were partly offset by $1.4 million in net income and a $206,000 decrease in unrealized losses on available for sale securities due to a decrease in market interest rates during the quarter. The Company did not consider the unrealized losses to be other-than-temporary.

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006

General. Net income for the three months ended March 31, 2007, amounted to $1.4 million, or $0.18 per diluted share, as compared to $1.2 million, or $0.15 per diluted share, for the three months ended March 31, 2006. This represented a 17.8% increase in net income and a 20.0% increase in diluted earnings per share for the comparable periods.

Net interest income. Interest income increased by $1.5 million, or 15.2%, to $11.4 million, primarily as a result of organic loan growth and higher interest rates. Average interest-earning assets increased by $37.4 million, or 6.2%, to $644.5 million for the three months ended March 31, 2007. The increase in average interest-earning assets was primarily the result of a $38.9 million, or 8.2%, increase in average outstanding loans to $511.7 million. The Company’s average yield on earning assets increased by 62 basis points to 7.20% for the quarter ended March 31, 2007. Interest expense increased by $1.5 million, or 31.3%, for the comparable quarters. This increase in interest expense was largely due to increased deposits and higher interest rates. The average cost of funds increased by 88 basis points to 4.24% for the quarter ended March 31, 2007. In addition, the Company experienced a $28.0 million, or 4.9%, increase in the average balance of interest-bearing liabilities to $603.4 million for the three months ended March 31, 2007. Average interest-bearing liabilities increased primarily as a result of a $40.1 million, or 8.3%, increase in average interest-bearing deposits, the effects of which were partly offset by a $10.4 million, or 12.2%, decrease in borrowed money.

Net interest income decreased by $53,000, or 1.0%, to $5.0 million for the three months ended March 31, 2007. In addition, the net interest margin decreased by 21 basis point to 3.18% for the quarter ended March 31, 2007, compared to 3.39% for the quarter ended March 31, 2006. This decrease in the net interest margin was primarily the result of rising funding costs resulting from the continued flat / inverted yield curve. On a linked-quarter basis, the Company’s net interest margin improved by one basis point from 3.17% for the fourth quarter of 2006 to 3.18% for the first quarter of 2007. This reverses the trend of margin compression during the last two quarters of 2006 in the amount of 14 basis points and 10 basis points, respectively.

Provision for loan losses. The provision for loan losses amounted to $330,000 for the three months ended March 31, 2007, compared to $285,000 for the three months ended March 31, 2006. The increase in the provision for loan losses was primarily attributable to the continued growth in the commercial real estate portfolio. The allowance for loan losses was $6.0 million, or 1.16% of total loans, as of March 31, 2007, compared to $5.3 million, or 1.07% of total loans, as of March 31, 2006. While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, the Company’s ratio of nonperforming loans to total loans remained stable, at 0.32% of total loans on March 31, 2007, compared to 0.31% of total loans on March 31, 2006. A substantial portion of the Company’s nonperforming loans at March 31, 2007 were secured by real estate.

Noninterest income. Noninterest income increased by $116,000, or 8.20%, to $1.5 million for the three months ended March 31, 2007, as compared to $1.4 million for the three months ended March 31, 2006. This increase was largely attributable to the $154,000, or 197.7%, increase in mortgage banking income and a $54,000, or 30.3%, increase in other noninterest income. During the past 12 months the Company almost doubled its number of commission-based mortgage loan originators located throughout the Company’s normal lending area, resulting in a significant increase in mortgage-banking revenues. Continued expansion of the mortgage banking area is expected in 2007. Other noninterest income increased, in part, due to increased commissions on the sale of financial products, higher merchant fee income, and increased early withdrawal fees on time deposits.

These increases in noninterest income were partly offset by a $25,000, or 3.7%, reduction in fee income on deposit accounts to $653,000, a $61,000, or 35.8%, decrease in fee income on lending activities, a $38,000, or 15.4%, reduction in the cash value of bank-owned life insurance, and a $26,000, or 41.7%, decrease in the fair value adjustment on deferred compensation assets. The decrease in fee income on deposit accounts follows a continuing trend of lower fees generated from checks returned for non-sufficient funds (“NSFs”). Management expects that this declining trend will continue for the remainder of 2007. Fees generated by lending activities decreased during the first quarter of 2007, as compared to the first quarter of 2006, due in part to a reduction of commercial construction loan originations which generally generate larger loan fees. Management expects that fee income from lending activities will increase during 2007, due in part to the two additional commercial lenders that were hired during the second quarter of 2007. The decrease in cash value of bank-owned life insurance was primarily due to a one-time adjustment to increase the cash value during the first quarter of 2006. Since that time, a number of the life insurance contracts have been exchanged for contracts that offer a higher crediting rate. As such, management expects that the income generated from these policies will be higher in 2007, as compared to 2006. The fair value adjustment on deferred compensation assets also decreased during 2007. However, this item is directly offset by a corresponding credit to noninterest expense.

During the quarter ended March 31, 2007, the Company sold three loan participations totaling $202,000 at a gain of $5,000. These participations were part of a low-to-moderate income housing program that provides funding for qualified housing projects located in North Carolina. These participations were purchased by the Federal Home Loan Bank, in an effort to provide additional liquidity for financial institutions to fund similar low-to-moderate housing projects. During the quarter ended March 31, 2006, the Company recognized a loss of $56,000 on the sale of four foreclosed residential properties for $571,000.

Noninterest expense. Noninterest expense decreased by $260,000, or 5.7%, to $4.3 million for the quarter ended March 31, 2007, compared to $4.5 million for the quarter ended March 31, 2006. Part of this decrease was attributable to the completion of the consolidation of the back-office functions of Trinity Bank, including the core processing and items processing systems, in February 2006. Partly as a result of this consolidation, compensation and benefits decreased by $36,000, or 1.5%, to $2.3 million and office occupancy and equipment expense decreased by $44,000, or 6.3%, to $668,000. Management has hired two additional commercial lenders and one additional credit officer during the second quarter of 2007. As such, compensation expense is expected to increase during the remainder of 2007. However, we expect that the additional loan growth associated with these new positions will cover the additional compensation expense beginning in 2008. The Company also has plans to add a full-service office in Rock Hill, South Carolina, and possibly a new loan production office by the end of 2007, resulting in increasing office occupancy and equipment expense by the end of 2007.

The Company experienced a $46,000, or 27.1%, decrease in professional services expense during the comparable first quarters. This reduction was primarily due to higher than normal professional services needed during the first quarter of 2006 due to the integration of the Trinity Bank acquisition. Management believes that the current level of expense associated with professional services should be sustainable through the end of 2007. Also, as a result of the Trinity Bank acquisition in October 2005, the Company experienced merger-related expenses of $57,000 during the first quarter of 2006. These were one-time expenses and as such, no such expenses were incurred during the first quarter of 2007. The fair value adjustment on deferred compensation decreased by $26,000, or 41.7%, during the comparable quarters. This expense was directly offset by a corresponding decrease to noninterest income, resulting in no net impact to the Company. The amortization of intangible assets also decreased during the comparable quarters. For the first quarter of 2007, the amortization of intangible assets amounted to $165,000, a reduction of $21,000, or 11.3%, over the previous year. Management expects a continuing decrease in the amortization of intangible assets as the amount of the core deposit intangible decreases.

Income taxes. Income taxes amounted to $561,000, or 28.6% of taxable income, for the quarter ended March 31, 2007, as compared to $495,000, or 29.4% of taxable income, for the quarter ended March 31, 2006. The increase in income tax expense during the first quarter of 2007 was primarily due to a $278,000 increase in net income before taxes. The effective tax rate decreased from the first quarter 2006 to the first quarter 2007 due to an increased portion of income generated from tax-advantaged sources in 2007 as a percentage of total pretax income. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. These tax-advantaged sources include s bank-qualified municipal securities and bank-owned life insurance contracts. As the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.

Liquidity, Market Risk, and Capital Resources

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances. The Company has $103.0 million available to draw from its line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company also has $20.0 million available from an unsecured federal funds accommodation with The Bankers Bank (“TBB”). TBB is the Company’s primary correspondent bank. The federal funds accommodation is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company. Outstanding advances made under this accommodation are generally repaid on a daily basis at a rate determined by TBB based on their marginal cost of funds. Advances are limited to not more than 14 days in any calendar month. Interest on any advances made over the established line or beyond the 14-day limit will be at a higher rate. The Company may also solicit brokered deposits for providing funds for asset growth. As of March 31, 2007, the Company had outstanding brokered deposits of $6.1 million, or 1.1% of total deposits. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position. At March 31, 2007, the Company had loan commitments of $33.7 million, unused lines of credit of $112.2 million, and undisbursed construction loan proceeds of $9.6 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing.

The Company’s most significant form of market risk is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates. The Company’s Asset / Liability Committee is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. There were no changes in the Company’s asset or liability composition that could result in a material change in the Company’s analysis of interest rate sensitivity as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2007, the Bank’s capital exceeded all applicable regulatory requirements. The Bank's Tier I capital was $64.7 million, or 9.2% of adjusted total assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

Item 1A. Risk Factors

There were no material changes in the risk factors that were identified in the Form 10-K for the period ended December 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2007, the Company repurchased 114,712 shares of common stock for $1.5 million, at an average cost of $13.09 per share, as detailed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plan
January	24,300	$13.07	24,300	383,689
February	50,795	$13.28	50,795	332,894
March	39,617	$12.86	39,617	293,277
Total	114,712	$13.09	114,712	293,277

On January 22, 2007, the Board of Directors of the Company authorized the repurchase of up to 400,000 shares, or approximately 5%, of the Company’s then-outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of March 31, 2007, the Company had repurchased a total of 106,723 shares at an average price of $13.11 per share and had 293,277 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no meetings of stockholders during the quarter ended March 31, 2007.

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

Citizens South Banking Corporation

Date: May 9, 2007	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer