Form 10-Q
period 2007-06-30
CITIZENS SOUTH BANKING CORP
filed 2007-08-09
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 ☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

OR

☐ Transitional report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______ to _____

Commission File Number 0-23971

Citizens South Banking Corporation
(Exact name of registrant as specified in its charter)

Delaware	54-2069979
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

519 South New Hope Road, Gastonia, NC	28054
(Address of principal executive offices)	(Zip Code)

(704) 868-5200
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer  ☑  Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value
7,800,932 shares outstanding as of August 7, 2007

Citizens South Banking Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

Citizens South Banking Corporation
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)
	June 30, 2007	December 31, 2006
	(unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$11,244	$17,581
Interest-earning bank balances	1,746	8,433
Fed funds sold	154	207
Total cash and cash equivalents	13,144	26,221
Investment securities available-for-sale, at fair value	67,833	65,326
Mortgage-backed and related securities available-for-sale, at fair value	65,167	60,691
Loans:
Loans receivable, net of unearned income	535,699	515,402
Allowance for loan losses	(6,128)	(5,764)
Net loans	529,571	509,638
Other real estate owned	449	139
Premises and equipment, net	18,361	18,287
Accrued interest receivable	3,348	3,236
Federal Home Loan Bank stock	3,223	3,581
Intangible assets	31,339	31,666
Cash value of bank-owned life insurance policies	15,751	15,527
Other assets	7,300	9,058
Total assets	$755,486	$743,370

Liabilities and Stockholders’ Equity:
Deposits:
Demand deposit accounts	$92,564	$90,540
Money market deposit accounts	129,561	117,632
Savings accounts	14,583	16,027
Time deposits	346,837	338,603
Total deposits	583,545	562,802
Borrowed money	78,699	85,964
Deferred compensation	5,172	5,723
Other liabilities	3,859	2,920
Total liabilities	671,275	657,409

Stockholders’ Equity:
Preferred stock, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
Issued: 9,062,727 shares;
Outstanding: 7,886,457 shares in 2007 and 8,111,659 shares in 2006	91	91
Additional paid-in-capital	68,592	68,578
Unallocated common stock held by Employee Stock Ownership Plan	(1,339)	(1,430)
Unearned compensation related to Recognition and Retention Plan	(1,117)	(1,139)
Retained earnings	34,586	33,031
Accumulated other comprehensive loss, net of deferred income taxes	(1,787)	(991)
Treasury stock of 1,176,270 shares at June 30, 2007, and
951,068 shares at December 31, 2006, at cost	(14,815)	(12,179)
Total stockholders’ equity	84,211	85,961
Total liabilities and stockholders’ equity	$755,486	$743,370

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest Income:
Loans	$10,061	$9,193	$19,954	$17,697
Investment securities	691	499	1,359	991
Interest-bearing deposits	137	124	270	276
Mortgage-backed and related securities	696	667	1,367	1,383
Total interest income	11,585	10,483	22,950	20,347
Interest Expense:
Deposits	5,591	4,216	10,931	7,944
Borrowed funds	922	1,053	1,900	2,090
Total interest expense	6,513	5,269	12,831	10,034

Net interest income	5,072	5,214	10,119	10,313
Provision for loan losses	330	280	660	565
Net interest income after provision for loan losses	4,742	4,934	9,459	9,748

Noninterest Income:
Fee income on deposit accounts	693	736	1,347	1,414
Mortgage banking income	277	115	510	193
Income on lending activities	133	141	242	312
Dividends on FHLB stock	46	57	96	111
Increase in cash value of bank-owned life insurance	178	167	387	414
Fair value adjustment on deferred compensation assets	21	(21)	58	43
Life insurance proceeds, net	112	-	112	-
Net gain (loss) on sale of assets	332	9	336	(47)
Other noninterest income	196	165	429	343
Total noninterest income	1,988	1,369	3,517	2,783

Noninterest Expense:
Compensation and benefits	2,363	2,201	4,706	4,580
Fair value adjustment on deferred comp. obligations	21	(21)	58	43
Occupancy and equipment expense	672	667	1,340	1,379
Professional services	153	134	276	304
Amortization of intangible assets	162	186	327	372
Impairment of securities	162	-	162	-
Merger and integration expenses	-	-	-	57
Other noninterest expense	1,084	1,114	2,033	2,092
Total noninterest expense	4,617	4,281	8,902	8,827

Income before income taxes	2,113	2,022	4,074	3,704

Provision for income taxes	524	675	1,085	1,170

Net income	$1,589	$1,347	$2,989	$2,534

Net income per common share:
Basic	$0.21	$0.17	$0.38	$0.31
Diluted	$0.20	$0.17	$0.38	$0.31

Weighted average common shares outstanding:
Basic	7,750,385	8,049,042	7,810,089	8,053,954
Diluted	7,816,793	8,123,232	7,881,287	8,131,987

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Six Months
	Ended June 30,
	2007	2006

Net income	$2,989	$2,534

Items of other comprehensive loss:
Items of other comprehensive loss, before tax
Unrealized holding losses arising during period	(1,376)	(1,144)
Reclassification adjustment for securities losses included in net income	80	-
Other comprehensive loss, before tax	(1,296)	(1,144)
Change in deferred income taxes related to change in unrealized gains or losses
on securities available for sale	500	448
Items of other comprehensive loss, net of tax	(796)	(696)

Comprehensive income	$2,193	$1,838

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands)

	Six Months
	Ended June 30,
	2007	2006

Common stock, $0.01 par value:
At beginning of period	$91	$91
Issuance of common stock	-	-
At end of period	91	91

Additional paid-in-capital:
At beginning of period	68,578	68,468
Stock-based compensation expense	14	12
At end of period	68,592	68,480

Unallocated common stock held by ESOP:
At beginning of period	(1,430)	(1,613)
Allocation from shares purchased with loan from ESOP	91	91
At end of period	(1,339)	(1,522)

Unearned compensation related to Recognition and Retention Plan:
At beginning of period	(1,139)	(1,419)
Grant of additional shares from plan	(128)	-
Vesting of shares for plan	150	140
At end of period	(1,117)	(1,279)

Retained earnings, substantially restricted:
At beginning of period	33,031	30,311
Net income	2,989	2,534
Exercise of options	(199)	(270)
Dividends paid	(1,235)	(1,191)
At end of period	34,586	31,384

Accumulated unrealized loss on securities available for sale, net of tax:
At beginning of period	(991)	(1,567)
Other comprehensive income, net of tax	(796)	(696)
At end of period	(1,787)	(2,263)

Treasury stock:
At beginning of period	(12,179)	(10,013)
Grant of additional shares from RRP	128	-
Exercise of options	283	383
Purchase of common stock for treasury	(3,047)	(731)
At end of period	(14,815)	(10,361)

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)
	Six Months
	Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$2,989	$2,534
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	660	565
Depreciation	604	686
Impairment on investment securities	162	-
Net loss on sale of mortgage-backed securities	80	-
Net gain on sale of loans	(5)	-
Net loss on sale of other real estate owned	8	47
Net gain on sale of premises and equipment	(419)	-
Deferred loan origination fees	(19)	(93)
Allocation of shares to the ESOP	91	91
Stock-based compensation expense	14	12
Vesting of shares for the Recognition and Retention Plan	150	140
Increase in accrued interest receivable	(111)	(78)
Amortization of intangible assets	327	372
(Increase) decrease in other assets	1,534	(589)
Increase (decrease) in other liabilities	79	(235)
Net cash provided by operating activities	6,144	3,452

Cash flows from investing activities:
Net increase in loans	(20,772)	(36,739)
Proceeds from the sale of mortgage-backed securities	3,364	-
Proceeds from the sale of loans	202	-
Proceeds from the sale of other real estate owned	182	1,062
Proceeds from the sale premise and equipment	801	-
Maturities and prepayments of investment securities	5,970	1,857
Maturities and prepayments of mortgage-backed securities	6,783	7,971
Purchases of investments	(9,435)	-
Purchases of mortgage-backed securities	(15,204)	-
Sale of FHLB stock	358	143
Capital expenditures for premises and equipment	(1,059)	(197)
Net cash used in investment activities	(28,810)	(25,903)

Cash flows from financing activities:
Net increase in deposits	20,743	18,721
Exercise of options	84	113
Dividends paid	(1,235)	(1,191)
Purchase of common stock for treasury	(3,047)	(731)
Net decrease in borrowed money	(7,265)	(4,045)
Increase in advances from borrowers for insurance and taxes	309	353
Net cash provided by financing activities	9,589	13,220

Net decrease in cash and cash equivalents	(13,077)	(9,231)
Cash and cash equivalents at beginning of period	26,221	26,653

Cash and cash equivalents at end of period	$13,144	$17,422

See notes to condensed consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed consolidated financial statements of Citizens South Banking Corporation (the “Company”) are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements as of and for the three- and six-month periods ended June 30, 2007 and 2006. Amounts as of December 31, 2006 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements. Results for the three- and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2007.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, including Rule 10-01 of Regulation S-X. Accordingly, certain information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”).

The condensed consolidated financial statements include the accounts of Citizens South Banking Corporation and the Company’s wholly owned subsidiary, Citizens South Bank (the “Bank”).

Note 2 - Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share amounts)
Net income	$1,589	$1,347	$2,989	$2,534

Weighted average shares outstanding	7,750,385	8,049,042	7,810,089	8,053,954
Dilutive effect of stock options	66,408	74,190	71,198	78,033
Weighted average diluted shares outstanding ...	7,816,793	8,123,232	7,881,287	8,131,987
Diluted earnings per share	$0.20	$0.17	$0.38	$0.31

For the periods ended June 30, 2007 and 2006, there were 557,751 and 578,751 shares, respectively, attributed to stock options that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive because the average market price of the stock was in excess of the strike price on these options.

Note 3 - Commitments to Extend Credit

Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments represent no more than normal lending risk that the Bank commits to its borrowers and management believes that these commitments can be funded through normal operations. Commitments to extend credit that include both fixed and variable rates are as follows:

	June 30, 2007	December 31, 2006
Loan commitments:
Residential mortgage loans	$4,214,000	$6,193,000
Non-residential mortgage loans	17,125,000	34,842,000
Commercial loans	969,000	1,535,000
Consumer loans	7,330,000	3,857,000
Total loan commitments	$29,638,000	$46,427,000
Unused lines of credit:
Commercial	$42,973,000	$43,424,000
Consumer	65,619,000	61,912,000
Total unused lines of credit	$108,592,000	$105,336,000
Undisbursed construction loan proceeds	$4,407,000	$8,472,000

Note 4 - Dividend Declaration

On July 23, 2007, the Board of Directors of the Company approved and declared a regular cash dividend of eight cents ($0.08) per share of common stock to stockholders of record as of August 1, 2007, payable on August 15, 2007.

Note 5 - Stock Repurchase Program

On January 22, 2007, the Board of Directors of the Company authorized the repurchase of up to 400,000 shares, or approximately 5% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Under this plan the Company had repurchased a total of 226,723 shares at an average price of $12.99 per share and had 173,277 shares remaining to be repurchased at June 30, 2007. The Company will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Note 6 - Subsequent Events

On July 19, 2007, the Company registered 2,000,000 shares of its common stock, $0.01 par value, to be used for a Dividend Reinvestment Plan (“the Plan”). The purpose of the Plan is to provide participants with a simple, convenient, and economical method of investing cash dividends paid on shares of common stock of the Company for the purchase of additional shares of common stock in the Company. To be eligible to participate in the Plan, a participant must hold at least 100 shares of common stock of the Company in registered form and must complete an Authorization Form at least five business days prior to the record date for a dividend payment. The Plan will be effective with the dividend payment having a record date of August 1, 2007, and will administered by Registrar and Transfer Company, the Company’s transfer agent. Additional information may be obtained from the Company’s Form S-3 Registration Statement filed with the Securities and Exchange Commission on July 19, 2007.

Note 7 - Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 effective January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

During the first quarter of 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose and measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company has chosen not to early adopt the provision of SFAS 159. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or APB No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either SFAS No. 106 or APB No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either SFAS No. 106 or APB No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF Issue 06-4 on its financial position and results of operations.

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

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is designed to provide a general overview of the Company’s performance for the three-month period ended June 30, 2007. Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the condensed consolidated financial statements and related notes. Financial highlights are presented in the table below.

	Three months ended June 30, 2007	Three months ended June 30, 2006	% Change	Six months ended June 30, 2007	Six months ended June 30, 2006	% Change
Earnings:
Net interest income	$5,072	$5,214	(2.72)%	$10,119	$10,313	(1.88)%
Provision for loan losses	(330)	(280)	17.86	(660)	(565)	16.81
Noninterest income	1,988	1,369	45.22	3,517	2,783	26.37
Noninterest expense	(4,617)	(4,281)	7.85	(8,902)	(8,827)	0.85
Income tax expense	(524)	(675)	(22.37)	(1,085)	(1,170)	(7.26)
Net Income	$1,589	$1,347	17.97	$2,989	$2,534	17.96

Per Share Data:
Avg. common shares outstanding, basic	7,750,385	8,049,042	(3.71)%	7,810,089	8,053,954	(3.03)%
Basic net income	$0.21	$0.17	23.53	$0.38	$0.31	22.58

Avg common shares outstanding, diluted	7,816,793	8,123,232	(3.77)%	7,881,287	8,131,987	(3.08)%
Diluted net income	$0.20	$0.17	17.65	$0.38	$0.31	22.58

Cash dividends paid	$0.08	$0.075	6.67%	$0.16	$0.15	6.67%
Period-end book value	10.69	10.24	4.39	10.69	10.24	4.39

Financial Ratios (annualized):
Return on average stockholders’ equity	7.50%	6.37%	17.74%	7.06%	6.05%	16.69%
Return on average assets	0.86	0.75	14.67	0.81	0.72	12.50
Efficiency ratio	65.40	65.04	0.55	65.29	67.40	(3.13)
Net interest margin	3.14	3.41	(7.92)	3.16	3.41	(7.33)
Average equity to average assets	11.44	11.90	(3.87)	11.51	11.97	(3.84)

Asset Quality Data:
Allowance for loan losses	$6,128	$5,414	13.19%	$6,128	$5,414	13.19%
Nonperforming loans	2,461	1,974	24.67	2,461	1,974	24.67
Nonperforming assets	2,910	2,653	9.69	2,910	2,653	9.69
Net charge-offs	225	129	74.42	296	255	16.08
Allowance for loan losses to total loans	1.14%	1.06%	7.55	1.14%	1.06%	7.55
Nonperforming loans to total loans	0.46	0.39	17.95	0.46	0.39	17.95
Nonperforming assets to total assets	0.39	0.37	5.41	0.39	0.37	5.41

Average Balances:
Total assets	$742,910	$710,799	4.52%	$741,242	$706,683	4.89%
Loans, net of unearned income	512,746	487,137	5.26	512,247	480,045	6.71
Interest-earning assets	647,389	613,899	5.46	646,158	610,500	5.84
Deposits	576,250	495,004	16.41	570,490	490,332	16.35
Interest-bearing liabilities	608,380	583,864	4.20	605,888	579,606	4.53
Stockholders’ equity	84,967	84,613	0.42	85,342	84,564	0.92

At Period End:
Total assets	$755,486	$716,160	5.49%	$755,486	$716,160	5.49%
Loans, net of unearned income	535,699	504,499	6.18	535,699	504,499	6.18
Interest-earning assets	668,138	626,109	6.71	668,138	626,109	6.71
Deposits	583,545	536,265	8.82	583,545	536,265	8.82
Interest-bearing liabilities	623,449	588,234	5.99	623,449	588,234	5.99
Stockholders’ equity	84,211	84,530	(0.38)	84,211	84,530	(0.38)

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiaries are based on accounting principles generally accepted in the United States and conform to general practices in the banking industry. We consider a critical accounting policy to be one that is both very important to the portrayal of the Company’s financial condition and results of operations and requires a difficult, subjective or complex judgment by management. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations. Based on the size of the item or significance of the estimate, our critical accounting and reporting policies include our accounting for investment securities and the allowance for loan losses.

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

Management has established a systematic method for periodically evaluating the credit quality of the loan portfolio in order to establish an allowance for loan losses. The methodology is set forth in a formal policy and includes a review of all loans in the portfolio on which full collectibility may or may not be reasonably assured. The loan review considers among other matters, the estimated fair value of the collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Specific allowances are established for certain individual loans that management considers impaired under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral. We increase our allowance for loan losses by charging provisions for loan losses against our current period income. Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In November 2006, FASB issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amended SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock.

Effective June 30, 2007, management evaluated the Company’s investment portfolio and determined that a $162,000 “other-than-temporary” impairment existed on a $305,000 equity investment in a closely held company. The impairment was considered to be “other-than-temporary” due to the company’s continuing operating losses and deteriorating book value. The Company’s remaining equity interest in the company amounts to $143,000. Management will continue to evaluate the value of the Company’s remaining investment and make any necessary adjustments as conditions dictate. There were no other unrealized losses that were considered “other-than-temporary” at June 30, 2007.

Comparison of Financial Condition

Assets. Total assets of the Company increased by $12.1 million, or 1.6%, from $743.4 million at December 31, 2006, to $755.5 million at June 30, 2007. This increase was primarily due to a $20.3 million increase in loans and a $7.0 million increase in investment and mortgage-backed securities. This increase was partly offset by a $13.1 million decrease in cash and cash equivalents.

Loans receivable increased by $20.3 million, or 3.9%, to $535.7 million at June 30, 2007. The growth in loans was primarily comprised of a $23.2 million, or 9.1%, increase in commercial real estate loans to $277.5 million. Also during the six-month period, commercial business loans increased by $955,000, or 3.0%, to $32.9 million. These increases in loans were partly offset by a $5.1 million, or 6.2%, decrease in residential mortgage loans to $77.9 million, a $2.0 million, or 2.9%, decrease in consumer loans to $68.1 million and a $537,000, or 0.7%, decrease in construction loans to $75.7 million. Loan production has steadily improved during 2007, totaling $66.9 million during the first quarter and $86.4 million during the second quarter. As a result of increased production, loans outstanding increased by $3.5 million in the first quarter and $17.2 million in the second quarter. In order to increase loan growth for the remainder of 2007, the Company added two experienced commercial lenders in the Union County and York County markets (two of the Company’s fastest growing markets) and one additional credit officer during the second quarter of 2007. However, a slowdown in the local economy could have a negative impact on the Company’s ability to increase the current level of loan growth.

Management will seek to continue to grow the loan portfolio in a safe and sound manner with an emphasis on adjustable-rate loans and shorter-term fixed rate loans. As of June 30, 2007, $267.6 million, or 50.4%, of the Company’s loan portfolio, was scheduled to reprice in one month. This sensitivity to rising interest rates was a driving factor in the Company’s margin expansion during the first half of 2006 as the prime interest rate steadily increased. However, decreasing interest rates could cause margin compression, as these adjustable-rate loans will reprice at lower interest rates at a faster pace than the Company’s funding costs.

Cash and cash equivalents decreased by $13.1 million, or 50.0%, from $26.2 million at December 31, 2006, to $13.1 million at June 30, 2007. This decrease was primarily attributable to a $7.3 million reduction of borrowed money coupled with a $7.0 million increase in investment and mortgage-backed securities. Management expects that the level of cash and cash equivalents will remain stable through the end of 2007. Proceeds needed to fund future loan growth and repurchase Company stock will be generated from expected growth in deposits and / or additional borrowings.

During the six-month period ended June 30, 2007, mortgage-backed securities (“MBS”) increased $4.5 million, or 7.4%, to $65.2 million and investment securities increased by $2.5 million, or 3.8%, to $67.8 million. The increase in MBS was due to the purchase of $15.2 million of MBS during the period, the effects of which were partly offset by the sale of $3.4 million in MBS and by $6.8 million of normal principal amortization. The increase in investment securities was primarily due to the purchase of $9.4 million in investment securities, the effects of which were partly offset by $6.1 million of normal maturities during the period. Funds used to increase the amount of investment securities and MBS were generally obtained from existing cash and cash equivalents. Management expects the investment and mortgage-backed securities portfolios to decrease as a percentage of total assets as the cash flows generated from these investments are used to fund loan growth, repay borrowings and repurchase common stock. This restructuring of the balance sheet from lower-yielding cash and cash equivalents, investments, and MBS to higher-yielding loans is expected to be a positive factor in improving the Company’s net interest margin.

Other real estate owned, which consists of six residential dwellings acquired by the Bank through foreclosure, increased by $310,000 to $449,000 at June 30, 2007. All foreclosed properties are written down to their fair value at acquisition and are located in the Bank’s primary lending area. Management will continue to aggressively market foreclosed properties for a timely disposition.

Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of June 30, 2007, the allowance for loan losses was $6.1 million, or 1.14% of total loans. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

	At and For the Three		At and For the Six
	Months Ended June 30,		Months Ended June 30
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Allowance for loan losses:
Beginning of period	$6,023	$5,263	$5,764	$5,104
Add:
Provision for loan losses	330	280	660	565
Recoveries	8	2	20	3
Less:
Charge-offs	233	131	316	258
End of period	$6,128	$5,414	$6,128	$5,414

Nonaccrual loans	$2,461	$1,974	$2,461	$1,974
Real estate owned	449	679	449	679
Nonperforming assets	$2,910	$2,653	$2,910	$2,653

Allowance for loan losses as a
percentage of total loans	1.14%	1.06%	1.14%	1.06%
Nonperforming loans to
total loans	0.46%	0.39%	0.46%	0.39%

Nonperforming assets to
total assets	0.39%	0.37%	0.39%	0.37%

Premises and equipment increased by $74,000, or 0.4%, to $18.4 million at June 30, 2007. During the first quarter of 2007, the Company opened a loan production office in Waxhaw, North Carolina. The loan production office is located in leased office space and is staffed by a local mortgage originator. This represents the Company’s third loan production office. Management also plans to open a full service office in Rock Hill, South Carolina by the end of 2007 in a leased facility. This will replace the current loan production office in Rock Hill that was opened in February 2006. The Company also purchased a lot in Indian Trail, North Carolina for future expansion in 2008. These capital expenditures were partly offset by the sale of the vacant operations center of the former Citizens Bank in Salisbury, North Carolina for $414,000 and the sale of a right of way parcel from the Mooresville, North Carolina property for $387,000, as well as normal depreciation of buildings and equipment.

Liabilities. Total liabilities increased by $13.9 million, or 2.1%, from $657.4 million at December 31, 2006 to $671.3 million at June 30, 2007. This increase was primarily due to a $20.7 million increase in total deposits, which was partly offset by a $7.3 million reduction in borrowed money.

While total deposits increased by $20.7 million, or 3.7%, to $583.5 million at June 30, 2007, core deposits (which exclude time deposits) increased by $12.5 million, or 5.6%, to $236.7 million at June 30, 2007. During the six-month period ended June 30, 2007, demand deposit accounts (checking accounts) increased by $2.0 million, or 2.2%, to $92.6 million and money market deposit accounts increased by $11.9 million, or 10.1%, to $129.6 million. The increase in these core deposits was primarily due to a continued emphasis on increasing the Company’s number of retail and business checking account customers. This increase was partially offset by a $1.4 million, or 9.0%, decrease in savings accounts to $14.6 million at June 30, 2007. The decrease in savings accounts was largely due to customers moving these lower-yielding deposit accounts to higher-yielding accounts such as time deposits or money market deposit accounts. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market. However, if loan growth significantly outpaces deposit growth in the future, management may be more aggressive in attracting more retail deposits, which may increase the Company’s cost of funds. In addition, management may use brokered deposits to fund future loan growth if additional liquidity is needed. During the six-month period ended June 30, 2007, time deposits decreased by $8.2 million, or 2.4%, to $346.8 million. Brokered deposits totaled only $5.5 million, or 0.9% of total deposits at June 30, 2007.

Borrowed money decreased by $7.3 million, or 8.5%, to $78.7 million at June 30, 2007. This decrease was primarily due to normal maturities of Federal Home Loan Bank advances. Additional borrowed money may be used in the future to fund additional loan growth, repurchase stock, or purchase investment or mortgage-backed securities. However, maturing advances will generally be repaid if there is a sufficient level of cash and cash equivalents

Stockholders’ Equity. Total stockholders’ equity decreased by $1.8 million, or 2.0%, from $86.0 million at December 31, 2006, to $84.2 million at June 30, 2007. The decrease in stockholders’ equity was primarily due to the repurchase of 234,712 shares of common stock for $3.0 million, at an average cost of $12.98 per share. On January 22, 2007, the Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 5%, of the then outstanding shares of common stock. As of June 30, 2007, the Company had repurchased a total of 226,723 shares under the current program at an average price of $12.99 per share and had 173,277 shares remaining to be repurchased. The Company will consider repurchasing additional shares of common stock at prices that management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. In addition, the Company paid cash dividends totaling $1.2 million during the period, representing $0.175 per share. Also during the six-month period, the unrealized losses on available-for-sale securities increased by $796,000. These unrealized losses were primarily due to an increase in market interest rates during the period. These decreases in stockholders’ equity were partly offset by $3.0 million in net income during the six-month period ended June 30, 2007.

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006

General. Net income for the three months ended June 30, 2007, amounted to $1.6 million, or $0.20 per diluted share, as compared to $1.3 million, or $0.17 per diluted share, for the three months ended June 30, 2006. This represented an 18.0% increase in net income and a 17.6% increase in diluted earnings per share for the comparable periods.

Net interest income. Interest income increased by $1.1 million, or 10.5%, to $11.6 million, primarily as a result of organic loan growth and higher interest rates. Average interest-earning assets increased by $33.2 million, or 5.4%, to $647.1 million for the three months ended June 30, 2007. The increase in average interest-earning assets was primarily the result of a $25.6 million, or 17.6%, increase in average outstanding loans to $512.7 million. The Company’s average yield on earning assets increased by 41 basis points to 7.26% for the quarter ended June 30, 2007. Interest expense increased by $1.2 million, or 23.6%, for the comparable quarters. This increase in interest expense was largely due to increased deposits and higher interest rates. The average cost of funds increased by 67 basis points to 4.29% for the quarter ended June 30, 2007. In addition, the Company experienced a $24.5 million, or 4.2%, increase in the average balance of interest-bearing liabilities to $608.4 million for the three months ended June 30, 2007. Average interest-bearing liabilities increased primarily as a result of a $41.4 million, or 8.4%, increase in average interest-bearing deposits, the effects of which were partly offset by a $16.9 million, or 19.1%, decrease in average borrowed money.

Net interest income decreased by $142,000, or 2.7%, to $5.1 million for the three months ended June 30, 2007. In addition, the net interest margin decreased by 27 basis points to 3.14% for the quarter ended June 30, 2007, compared to 3.41% for the quarter ended June 30, 2006. This decrease in the net interest margin was primarily the result of funding costs rising at a faster rate than yields on earnings assets, resulting from the continued flat / inverted yield curve. On a linked-quarter basis, the Company’s net interest margin decreased four basis points from 3.18% for the first quarter of 2007 to 3.14% for the second quarter of 2007. The net interest margin improved one basis point on a linked-quarter basis from the fourth quarter of 2006 to the first quarter of 2007. However, margin compression was more severe during the last two quarters of 2006 totaling 14 basis points and 10 basis points, respectively.

Provision for loan losses. The provision for loan losses amounted to $330,000 for the three months ended June 30, 2007, compared to $280,000 for the three months ended June 30, 2006. The increase in the provision for loan losses was primarily attributable to the continued growth in the commercial real estate portfolio. The allowance for loan losses was $6.1 million, or 1.14% of total loans as of June 30, 2007, compared to $5.4 million, or 1.06% of total loans as of June 30, 2006. While the Company continues to emphasize commercial real estate loans, the Company’s ratio of nonperforming loans to total loans was 0.46% of total loans on June 30, 2007, compared to 0.39% of total loans on June 30, 2006. A substantial portion of the Company’s nonperforming loans at June 30, 2007 was secured by real estate located in the Company’s normal lending market.

Noninterest income. Noninterest income increased by $619,000, or 45.2%, to $2.0 million for the three months ended June 30, 2007, as compared to $1.4 million for the three months ended June 30, 2006. This increase was largely attributable to the $162,000, or 141.8%, increase in mortgage banking income, an $11,000, or 6.3%, increase in cash value of bank-owned life insurance, a $42,000 increase in the fair value adjustment on deferred compensation assets, and a $31,000, or 18.9%, increase in other noninterest income. During the past 12 months the Company significantly increased its number of commission-based mortgage loan originators located throughout the Company’s normal lending area, resulting in a significant increase in mortgage-banking revenues. Continued expansion of the mortgage banking area is expected in 2007. In December 2006, the Company exchanged a large portion of its bank-owned life insurance contracts to obtain a more favorable crediting rate. As a result, the cash value of these policies increased by $11,000, or 6.3%, during the comparable periods. The $42,000 increase in the fair value adjustment on deferred compensation assets was directly offset by a corresponding increase in noninterest expense, resulting in no net impact to the Company. Other noninterest income increased by $31,000, in part, due to increased commissions on the sale of financial products, higher merchant fee income, and increased early withdrawal fees on time deposits.

During the second quarter of 2007, the Company recognized a $332,000 net gain on the sale of assets and $112,000 of income generated from net life insurance proceeds payable to the Company. The net gain on the sale of assets included the sale of the vacant operations center of the former Citizens Bank in Salisbury, North Carolina for $414,000 and the sale of a right-of-way parcel from the Mooresville, North Carolina property for $387,000. These ales resulted in a net gain of $419,000. Offsetting a portion of these gains were losses of $80,000 from the sale of $3.3 million in mortgage-backed securities and $8,000 from the sale of various parcels of foreclosed properties. The $112,000 of net life insurance proceeds was the result of the untimely death of one of the Bank’s officers after a courageous fight with cancer.

These increases in noninterest income were partly offset by a $43,000, or 5.9%, reduction in fee income on deposit accounts, an $8,000, or 5.8%, decrease in fee income on lending activities, and an $11,000, or 18.4% decrease in dividends on FHLB stock. The decrease in fee income on deposit accounts follows a continuing trend of lower fees generated from checks returned for non-sufficient funds (“NSFs”). Management expects that this declining trend will continue for the remainder of 2007. Fees generated by lending activities decreased slightly during the second quarter of 2007, as compared to the second quarter of 2006, due in part to a reduction of commercial construction loan originations which generally generate larger loan fees. Management expects that fee income from lending activities will increase during 2007, due in part to the additional commercial lenders that were hired during the second quarter of 2007. The decrease in dividends on FHLB stock was due to having fewer shares of FHLB stock. The Company’s shares of FHLB stock was partly based on the outstanding amount of FHLB borrowings, which has decreased during the past 12 months.

Noninterest expense. Noninterest expense increased by $336,000, or 7.8%, to $4.6 million for the quarter ended June 30, 2007, compared to $4.3 million for the quarter ended June 30, 2006. The primary reason was a $162,000, or 7.4% increase in compensation and benefits, a $42,000 increase in the fair value adjustment on deferred compensation and a $19,000, or 13.6%, increase in professional services. Management hired two experienced commercial lenders and one experienced credit officer during the second quarter of 2007 which contributed to the increase in compensation and benefits. However, we expect that the additional loan growth associated with these new positions will cover the additional compensation expense beginning in 2008. The Company also has plans to add a full-service office in Rock Hill, South Carolina, and possibly a new loan production office by the end of 2007, resulting in increased compensation and office occupancy and equipment expense by the end of 2007. The $42,000 increase in the fair value adjustment on deferred compensation during the comparable quarters was directly offset by a corresponding increase to noninterest income, resulting in no net impact to the Company. The $19,000 increase in professional services was primarily associated with services provided to assist management with the compliance of the new disclosures requirements for the 2006 proxy statement.

Effective June 30, 2007, management evaluated the Company’s investment portfolio and determined that a $162,000 “other-than-temporary” impairment existed on a $305,000 equity investment in a closely held company. The impairment was considered to be “other-than-temporary” due to the company’s continuing operating losses and deteriorating book value. The Company’s remaining equity interest in the company amounts to $143,000. Management will continue to evaluate the value of the Company’s remaining investment and make any necessary adjustments as conditions dictate. There were no other unrealized losses that were considered “other-than-temporary” at June 30, 2007.

These increases in noninterest expense were partly offset by a $24,000, or 12.9%, decrease in the amortization of intangible assets and a $30,000, or 2.7%, decrease in other noninterest expense. The amortization of intangible assets is expected to continue to decrease as the amount of the core deposit intangible decreases. Other noninterest expense decreased by $30,000 to $1.1 million during the second quarter of 2007. This decrease was primarily due to fewer expenses and charge-offs related to checking account overdrafts. Management expects that this declining trend will continue for the remainder of 2007 as the number of charge-offs related to overdrafts continues to decrease.

Income taxes. Income taxes amounted to $524,000, or 24.8% of taxable income, for the quarter ended June 30, 2007, as compared to $675,000, or 33.4% of taxable income, for the quarter ended June 30, 2006. The decrease in income tax expense during the second quarter of 2007 was primarily due to a $212,000 increase in nontaxable income generated from municipal securities and $171,000 of non-taxable life insurance proceeds payable to the Company. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. These tax-advantaged sources primarily include bank-qualified municipal securities and bank-owned life insurance contracts. As the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006

General. Net income for the six months ended June 30, 2007 amounted to $3.0 million, or $0.38 per diluted share, as compared to $2.5 million, or $0.31 per diluted share, for the six months ended June 30, 2006. This represented an 18.0% increase in net income and a 22.6% increase in diluted earnings per share for the comparable periods.

Net interest income. Interest income increased by $2.6 million, or 12.8%, to $23.0 million, primarily as a result of organic loan growth and higher interest rates. Average interest-earning assets increased by $35.7 million, or 5.8%, to $646.2 million for the six months ended June 30, 2007. The increase in average interest-earning assets was primarily the result of a $32.2 million, or 6.7%, increase in average outstanding loans to $512.2 million. The Company’s average yield on earning assets increased by 51 basis points to 7.23% for the six months ended June 30, 2007. Interest expense increased by $2.8 million, or 27.9%, for the comparable periods. This increase in interest expense was largely due to increased deposits and higher interest rates. The average cost of funds increased by 78 basis points to 4.27% for the six months ended June 30, 2007. In addition, the Company experienced a $26.3 million, or 4.5%, increase in the average balance of interest-bearing liabilities to $605.9 million for the six months ended June 30, 2007. Average interest-bearing liabilities increased primarily as a result of a $40.8 million, or 8.3%, increase in average interest-bearing deposits, the effects of which were partly offset by a $14.5 million, or 16.2%, decrease in borrowed money.

Net interest income decreased by $194,000, or 1.9%, to $10.1 million for the six months ended June 30, 2007. In addition, the net interest margin decreased by 25 basis points to 3.16% for the six months ended June 30, 2007, compared to 3.41% for the six months ended June 30, 2006. This decrease in the net interest margin was primarily the result of rising funding costs resulting from the continued flat / inverted yield curve.

Provision for loan losses. The provision for loan losses amounted to $660,000 for the six months ended June 30, 2007, compared to $565,000 for the six months ended June 30, 2006. The increase in the provision for loan losses was primarily attributable to the continued growth in the commercial real estate portfolio. The allowance for loan losses was $6.1 million, or 1.14% of total loans, as of June 30, 2007, compared to $5.4 million, or 1.06% of total loans, as of June 30, 2006. While the Company continues to emphasize commercial loans and consumer loans that are generally secured by real estate, the Company’s ratio of nonperforming loans to total loans was 0.46% of total loans on June 30, 2007, compared to 0.39% of total loans on June 30, 2006. A substantial portion of the Company’s nonperforming loans at June 30, 2007 was secured by real estate.

Noninterest income. Noninterest income increased by $734,000, or 26.4%, to $3.5 million for the six months ended June 30, 2007, as compared to $2.8 million for the six months ended June 30, 2006. This increase was largely attributable to the $317,000, or 164.4%, increase in mortgage banking income, a $15,000 increase in the fair value adjustment on deferred compensation assets, and an $86,000, or 25.1%, increase in other noninterest income. During the past 12 months the Company increased its number of commission-based mortgage loan originators located throughout the Company’s normal lending area, resulting in a significant increase in mortgage-banking revenues. Continued expansion of the mortgage banking area is expected in 2007. The $15,000 increase in the fair value adjustment on deferred compensation assets is directly offset by a corresponding increase in noninterest expense, resulting in no net impact to the Company. Other noninterest income increased, in part, due to increased commissions on the sale of financial products, higher merchant fee income, and increased early withdrawal fees on time deposits.

The Company also experienced a $336,000 net gain on the sale of assets during the first half of 2007 and $112,000 of net income generated from life insurance proceeds payable to the Company. The net gain on the sale of assets included the sale of the vacant operations center of the former Citizens Bank in Salisbury, North Carolina for $414,000 and the sale of a right of way parcel from the Mooresville, North Carolina property for $387,000. These sales resulted in a net gain of $419,000. Offsetting a portion of these gains were net losses of $80,000 from the sale of $3.3 million in mortgage-backed securities and $3,000 from the sale of various parcels of foreclosed properties. The $112,000 of net life insurance proceeds was the result of the untimely death of one of the Bank’s officers after a courageous fight with cancer.

These increases in noninterest income were partly offset by a $67,000, or 4.8%, reduction in fee income on deposit accounts, a $70,000, or 22.3%, decrease in fee income on lending activities, a $15,000, or 13.0% decrease in dividends on FHLB stock, and a $27,000, or 6.6%, decrease in cash value on bank-owned life insurance contracts. The decrease in fee income on deposit accounts follows a continuing trend of lower fees generated from checks returned for non-sufficient funds. Management expects that this declining trend will continue for the remainder of 2007. Fee income generated by lending activities decreased during the second half of 2007, as compared to the second half of 2006, due in part to a reduction of commercial construction loan originations which generally generate larger loan fees. Management expects that fee income from lending activities will increase during 2007, due in part to the additional commercial lenders that were hired during the second quarter of 2007. The $15,000 decrease in dividends on FHLB stock is due to having fewer shares of FHLB stock. The Company’s shares of FHLB stock was partly based on the outstanding amount of FHLB borrowing, which has decreased during the past 12 months. The cash value on bank-owned insurance contracts decreased slightly due to an adjustment made in 2006 to increase the cash value to the appropriate balance.

Noninterest expense. Noninterest expense increased by $75,000, or 0.9%, to $8.9 million for the six months ended June 30, 2007, compared to $8.8 million for the six months ended June 30, 2006. The primary reason was a $126,000, or 2.8% increase in compensation and benefits and a $15,000 increase in the fair value adjustment on deferred compensation obligations. Management hired two experienced commercial lenders and one experienced credit officer during the second quarter of 2007 which contributed to the increase in compensation and benefits. However, we expect that the additional loan growth associated with these new positions will cover the additional compensation expense beginning in 2008. The Company also has plans to add a full-service office in Rock Hill, South Carolina, and possibly a new loan production office by the end of 2007, resulting in increased compensation and office occupancy and equipment expense by the end of 2007. The $15,000 increase in the fair value adjustment on deferred compensation obligations is directly offset by a corresponding increase in noninterest income, resulting in no net impact to the Company.

Effective June 30, 2007, management evaluated the Company’s investment portfolio and determined that a $162,000 “other-than-temporary” impairment existed on a $305,000 equity investment in a closely held company. The impairment was considered to be “other-than-temporary” due to the company’s continuing operating losses and deteriorating book value. The Company’s remaining equity interest in the company amounts to $143,000. Management will continue to evaluate the value of the Company’s remaining investment and make any necessary adjustments as conditions dictate. There were no other unrealized losses that were considered “other-than-temporary” at June 30, 2007.

These increases in noninterest expense were partly offset by a $45,000, or 12.1%, decrease in the amortization of intangible assets, a $39,000, or 2.8%, decrease in office occupancy expense, a $28,000, or 9.1%, decrease in professional services, and a $59,000, or 2.8%, decrease in other noninterest expenses. The amortization of intangible assets will continue to decrease as the amount of the core deposit intangible is amortized on an accelerated basis. Occupancy and equipment expense decreased by $39,000 primarily due to normal depreciation of premises and equipment. Professional expense decreased due to higher than normal expenses experienced during the first quarter of 2006 related to the integration of the Trinity Bank back-office functions. Other noninterest expense decreased by $59,000, or 2.8%, to $2.0 million during the first half of 2007. This decrease was primarily due to fewer expenses and charge-offs related to checking account overdrafts. Management expects that this declining trend will continue for the remainder of 2007 as the number of overdrafts continues to decrease. Also, as a result of the Trinity Bank acquisition in October 2005, the Company experienced merger-related expenses of $57,000 during the first quarter of 2006. These were one-time expenses and as such, no such expenses were incurred during 2007.

Income taxes. Income taxes amounted to $1.1 million, or 26.6% of taxable income, for the six months ended June 30, 2007, as compared to $1.2 million, or 31.6% of taxable income, for the six months ended June 30, 2006. The decrease in income tax expense during the second half of 2007 was primarily due to a $377,000 increase in nontaxable income generated from municipal securities and $171,000 of non-taxable life insurance proceeds payable to the Company. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. These tax-advantaged sources primarily include bank-qualified municipal securities and bank-owned life insurance contracts. As the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.

Liquidity, Market Risk, and Capital Resources

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances. The Company has $109.3 million available to draw from its line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company also has $17.0 million available from a $20.0 million unsecured federal funds accommodation with The Bankers Bank (“TBB”). TBB is the Company’s primary correspondent bank. The federal funds accommodation is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company. Outstanding advances made under this accommodation are generally repaid on a daily basis at a rate determined by TBB based on their marginal cost of funds. Advances are limited to not more than 14 days in any calendar month. Interest on any advances made over the established line or beyond the 14-day limit will be at a higher rate. The Company may also solicit brokered deposits for providing funds for asset growth. As of June 30, 2007, the Company had outstanding brokered deposits of $5.5 million, or 0.9% of total deposits. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position. At June 30, 2007, the Company had loan commitments of $29.6 million, unused lines of credit of $108.6 million, and undisbursed construction loan proceeds of $4.4 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing.

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

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of June 30, 2007, the Bank’s capital exceeded all applicable regulatory requirements. The Bank's Tier I capital was $65.4 million, or 9.0% of adjusted total assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

Item 1A. Risk Factors

There were no material changes in the risk factors that were identified in the Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2007, the Company repurchased 120,000 shares of common stock for $1.5 million, at an average cost of $12.88 per share, as detailed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plan
April	39,000	$12.88	165,723	254,277
May	59,000	$12.91	204,723	195,277
June	22,000	$12.80	226,723	173,277
Total	120,000	$12.88	226,723	173,277

On January 22, 2007, the Board of Directors of the Company authorized the repurchase of up to 400,000 shares, or approximately 5%, of the Company’s then-outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2007, the Company had repurchased a total of 226,723 shares at an average price of $12.99 per share and had 173,277 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals were considered and acted upon at the Annual Meeting of Stockholders of the Company held on May 14, 2007:

Proposal 1: To consider the election of two Directors to the Board of Directors.

Kim S. Price	For	6,404,584	Withheld	171,014
Eugene R. Matthews II	For	6,393,045	Withheld	182,553

Proposal 2: To consider the ratification of the appointment of Cherry, Bekaert & Holland, L.L.P. as independent registered public accountants for the Company for the fiscal year ending December 31, 2007.

For	6,426,223	Against	142,882	Abstain	6,493

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

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

Citizens South Banking Corporation

Date: August 8, 2007	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer