Form 10-Q
period 2007-09-30
CITIZENS SOUTH BANKING CORP
filed 2007-11-09
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

OR

☐	Transitional report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

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

Common stock, $0.01 par value
7,724,432 shares outstanding as of November 6, 2007

Citizens South Banking Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

Citizens South Banking Corporation
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$10,633	$17,581
Interest-earning bank balances	960	8,433
Fed funds sold	67	207
Total cash and cash equivalents	11,660	26,221
Investment securities available-for-sale, at fair value	61,537	65,326
Mortgage-backed and related securities available-for-sale, at fair value	66,284	60,691
Loans:
Loans receivable, net of unearned income	548,026	515,402
Allowance for loan losses	(6,292)	(5,764)
Net loans	541,734	509,638
Other real estate owned	636	139
Premises and equipment, net	18,122	18,287
Accrued interest receivable	3,712	3,236
Federal Home Loan Bank stock	3,786	3,581
Intangible assets	31,183	31,666
Cash value of bank-owned life insurance policies	15,926	15,527
Other assets	6,407	9,058
Total assets	$760,987	$743,370

Liabilities and Stockholders’ Equity:
Deposits:
Demand deposit accounts	$93,159	$90,540
Money market deposit accounts	124,304	117,632
Savings accounts	12,901	16,027
Time deposits	341,750	338,603
Total deposits	572,114	562,802
Borrowed money	95,983	85,964
Deferred compensation	5,300	5,723
Other liabilities	3,212	2,920
Total liabilities	676,609	657,409

Stockholders’ Equity:
Preferred stock, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
Issued: 9,062,727 shares;
Outstanding: 7,769,732 shares in 2007 and 8,111,659 shares in 2006	91	91
Additional paid-in-capital	67,560	67439
Unallocated common stock held by Employee Stock Ownership Plan	(1,293)	(1,430)
Retained earnings	35,315	33,031
Accumulated other comprehensive loss, net of deferred income taxes	(996)	(991)
Treasury stock of 1,292,995 shares at September 30, 2007, and
951,068 shares at December 31, 2006, at cost	(16,299)	(12,179)
Total stockholders’ equity	84,378	85,961
Total liabilities and stockholders’ equity	$760,987	$743,370

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest Income:
Loans	$10,377	$9,804	$30,331	$27,501
Investment securities	710	467	2,070	1,458
Interest-bearing deposits	73	210	342	487
Mortgage-backed and related securities	783	644	2,150	2,027
Total interest income	11,943	11,125	34,893	31,473

Interest Expense:
Deposits	5,741	4,858	16,672	12,802
Borrowed funds	1,099	1,065	2,999	3,156
Total interest expense	6,840	5,923	19,671	15,958

Net interest income	5,103	5,202	15,222	15,515
Provision for loan losses	300	300	960	865
Net interest income after provision for loan losses	4,803	4,902	14,262	14,650

Noninterest Income:
Fee income on deposit accounts	680	742	2,026	2,157
Mortgage banking income	239	213	749	406
Income on lending activities	116	146	358	458
Dividends on FHLB stock	53	58	149	169
Increase in cash value of bank-owned life insurance	191	166	578	580
Fair value adjustment on deferred compensation assets	52	101	110	143
Life insurance proceeds, net	-	-	112	-
Net gain (loss) on sale of assets	-	8	336	(40)
Other noninterest income	203	209	633	553
Total noninterest income	1,534	1,643	5,051	4,426

Noninterest Expense:
Compensation and benefits	2,461	2,281	7,167	6,861
Fair value adjustment on deferred comp. obligations	52	101	110	143
Occupancy and equipment expense	661	610	2,001	1,990
Professional services	127	116	403	420
Amortization of intangible assets	156	186	483	558
Impairment of securities	-	-	162	-
Merger and integration expenses	-	-	-	57
Other noninterest expense	1,097	1,094	3,130	3,186
Total noninterest expense	4,554	4,388	13,456	13,215

Income before income taxes	1,783	2,157	5,857	5,861

Provision for income taxes	434	719	1,519	1,889

Net income	$1,349	$1,438	$4,338	$3,972

Net income per common share:
Basic	$0.18	$0.18	$0.56	$0.49
Diluted	$0.18	$0.18	$0.55	$0.49

Weighted average common shares outstanding:
Basic	7,627,620	8,019,286	7,748,605	8,042,271
Diluted	7,691,722	8,095,750	7,817,438	8,119,781

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Nine Months
	Ended September 30,
	2007	2006

Net income	$4,338	$3,972

Items of other comprehensive (gains) losses:
Items of other comprehensive (gains) losses, before tax
Unrealized holding (gains) losses arising during period	(88)	458
Reclassification adjustment for securities losses included in net income	79	(93)
Other comprehensive (gain) loss, before tax	(9)	365
Change in deferred income taxes related to change in unrealized gains or losses
on securities available for sale	4	(131)
Items of other comprehensive (gains) losses, net of tax	(5)	234

Comprehensive income	$4,333	$4,206

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands)

	Nine Months
	Ended September 30,
	2007	2006

Common stock, $0.01 par value:
At beginning of period	$91	$91
Issuance of common stock	-	-
At end of period	91	91

Additional paid-in-capital:
At beginning of period	67,439	67,049
Grant of additional shares from RRP	(128)	-
Vesting of shares for RRP	226	210
Stock-based compensation expense	23	18
At end of period	67,560	67,277

Unallocated common stock held by ESOP:
At beginning of period	(1,430)	(1,613)
Allocation from shares purchased with loan from ESOP	137	137
At end of period	(1,293)	(1,476)

Retained earnings, substantially restricted:
At beginning of period	33,031	30,311
Net income	4,338	3,972
Exercise of options	(199)	(324)
Dividends paid	(1,855)	(1,803)
At end of period	35,315	32,156

Accumulated unrealized loss on securities available for sale, net of tax:
At beginning of period	(991)	(1,567)
Other comprehensive income, net of tax	(5)	234
At end of period	(996)	(1,333)

Treasury stock:
At beginning of period	(12,179)	(10,013)
Grant of additional shares from RRP	128	-
Exercise of options	283	459
Purchase of common stock for treasury	(4,531)	(1,385)
At end of period	(16,299)	(10,939)

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months
	Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$4,338	$3,972
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	960	865
Depreciation	886	1,014
Impairment on investment securities	162	-
Net gain on sale of investment securities	(1)	(93)
Net loss on sale of mortgage-backed securities	80	-
Net gain on sale of loans	(5)	-
Net loss on sale of other real estate owned	9	103
Net (gain) loss on sale of premises and equipment	(419)	30
Deferred loan origination fees	(69)	(45)
Allocation of shares to the ESOP	137	137
Stock-based compensation expense	23	18
Vesting of shares for the Recognition and Retention Plan	226	210
Increase in accrued interest receivable	(476)	(615)
Amortization of intangible assets	483	558
(Increase) decrease in other assets	1,567	(222)
Increase (decrease) in other liabilities	(358)	576
Net cash provided by operating activities	7,543	6,508

Cash flows from investing activities:
Net increase in loans	(33,184)	(45,240)
Proceeds from the sale of investment securities	3,000	98
Proceeds from the sale of mortgage-backed securities	3,364	-
Proceeds from the sale of loans	202	-
Proceeds from the sale of other real estate owned	233	1,012
Proceeds from the sale premise and equipment	801	28
Maturities and prepayments of investment securities	9,987	5,977
Maturities and prepayments of mortgage-backed securities	9,608	11,698
Purchases of investments	(9,805)	(242)
Purchases of mortgage-backed securities	(18,208)	-
(Purchases) sale of FHLB stock	(205)	435
Capital expenditures for premises and equipment	(1,153)	(232)
Net cash used in investment activities	(35,360)	(26,466)

Cash flows from financing activities:
Net increase in deposits	9,312	31,455
Exercise of options	84	135
Dividends paid	(1,855)	(1,803)
Purchase of common stock for treasury	(4,531)	(1,385)
Net increase (decrease) in borrowed money	10,018	(8,996)
Increase in advances from borrowers for insurance and taxes	228	261
Net cash provided by financing activities	13,256	19,667

Net decrease in cash and cash equivalents	(14,561)	(291)
Cash and cash equivalents at beginning of period	26,221	26,653

Cash and cash equivalents at end of period	$11,660	$26,362

See notes to condensed consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed consolidated financial statements of Citizens South Banking Corporation (the “Company”) are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements as of and for the three- and nine-month periods ended September 30, 2007 and 2006. Amounts as of December 31, 2006 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements. Results for the three- and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2007.

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

Note 2 - Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share amounts)

Net income	$1,349	$1,438	$4,338	$3,972

Weighted average shares outstanding	7,627,620	8,019,286	7,748,605	8,042,271
Dilutive effect of stock options	64,102	76,464	68,833	77,510
Weighted average diluted shares outstanding ...	7,691,722	8,095,750	7,817,438	8,119,781

Diluted earnings per share	$0.18	$0.18	$0.55	$0.49

For the periods ended September 30, 2007 and 2006, there were 571,751 and 553,482 shares, respectively, attributed to stock options that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive because the average market price of the stock was below the strike price on these options.

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

	September 30, 2007	December 31, 2006
Loan commitments:
Residential mortgage loans	$9,541,000	$6,193,000
Non-residential mortgage loans	14,874,000	34,842,000
Commercial loans	170,000	1,535,000
Consumer loans	4,602,000	3,857,000
Total loan commitments	$29,187,000	$46,427,000
Unused lines of credit:
Commercial	$39,903,000	$43,424,000
Consumer	69,103,000	61,912,000
Total unused lines of credit	$109,006,000	$105,336,000
Undisbursed construction loan proceeds	$3,663,000	$8,472,000

Note 4 - Dividend Declaration

On October 22, 2007, the Board of Directors of the Company approved and declared a regular cash dividend of eight cents ($0.08) per share of common stock to stockholders of record as of November 1, 2007, payable on November 15, 2007.

Note 5 - Stock Repurchase Program

On January 22, 2007, the Board of Directors of the Company authorized the repurchase of up to 400,000 shares, or approximately 5% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Under this plan the Company had repurchased a total of 343,448 shares at an average price of $12.90 per share and had 56,552 shares remaining to be repurchased at September 30, 2007. The Company will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Note 6 - Subsequent Events

On October 22, 2007, the Board of Directors authorized the repurchase of up to 200,000 shares, or approximately 2.5% of the Company’s then outstanding shares of stock upon completion of the current stock repurchase program described in Note 5 above. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The Company will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Note 6 - Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose and measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company has chosen not to early adopt the provisions of SFAS No. 159, so this Statement will be effective for the Company on January 1, 2008. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s consolidated financial statements.

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

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” to provide guidance on how an entity should recognize the income tax benefit received on dividends that are paid to employees holding certain types of shares or options and are charged to retained earnings under Statement 123(R). This issue will be applied for the Company beginning January 1, 2008. The Company is currently evaluating the impact of EITF Issue 06-11 on its financial position and results of operations.

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

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is designed to provide a general overview of the Company’s performance for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006. Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the condensed consolidated financial statements and related notes. Financial highlights are presented in the table below.

	Three months ended September 30, 2007	Three months ended September 30, 2006	% Change	Nine months ended September 30, 2007	Nine months ended September 30, 2006	% Change
Earnings:
Net interest income	$5,103	$5,202	1.90%	$15,222	$15,515	(1.89)%
Provision for loan losses	(300)	(300)	0.00	(960)	(865)	10.98
Noninterest income	1,534	1,643	(6.63)	5,051	4,426	14.12
Noninterest expense	(4,554)	(4,388)	3.78	(13,456)	(13,215)	1.82
Income tax expense	(434)	(719)	(39.64)	(1,519)	(1,889)	(19.59)
Net Income	$1,349	$1,438	(6.19)	$4,338	$3,972	9.21

Per Share Data:
Avg. common shares outstanding, basic	7,627,620	8,019,286	(4.88)%	7,748,605	8,042,271	(3.65)%
Basic net income	$0.18	$0.18	0.00	$0.56	$0.49	14.29

Avg. common shares outstanding, diluted	7,691,722	8,095,750	(4.99)%	7,817,438	8,119,781	(3.72)%
Diluted net income	$0.18	$0.18	0.00	$0.55	$0.49	12.24

Cash dividends paid	$0.08	$0.075	6.67%	$0.235	$0.22	6.67%
Period-end book value	10.86	10.46	3.82	10.86	10.46	3.82

Financial Ratios (annualized):
Return on average stockholders’ equity	6.37%	6.70%	(4.93)%	6.83%	6.26%	9.11%
Return on average assets	0.70	0.79	(5.34)	0.78	0.75	0.68
Efficiency ratio	68.61	64.11	(11.39)	66.37	66.27	4.00
Net interest margin	3.13	3.31	(5.44)	3.20	3.39	(2.53)
Average equity to average assets	11.06	11.81	(6.35)	11.37	11.92	0.15

Asset Quality Data:
Allowance for loan losses	$6,292	$5,560	13.17%	$6,292	$5,560	13.17%
Nonperforming loans	2,528	1,925	31.32	2,528	1,925	31.32
Nonperforming assets	3,164	2,070	52.85	3,164	2,070	52.85
Net charge-offs	135	154	(12.34)	432	409	5.32
Allowance for loan losses to total loans	1.15%	1.07%	7.48	1.15%	1.07%	7.48
Nonperforming loans to total loans	0.46	0.37	24.32	0.46	0.37	24.32
Nonperforming assets to total assets	0.42	0.29	44.83	0.42	0.29	44.83

Average Balances:
Total assets	$759,132	$721,204	5.26%	$746,974	$711,344	5.01%
Loans, net of unearned income	532,902	503,491	5.84	519,132	487,860	6.41
Interest-earning assets	668,671	628,548	6.38	653,662	616,516	6.03
Deposits	579,141	540,201	7.21	573,374	528,988	8.39
Interest-bearing liabilities	625,128	588,402	6.24	612,301	582,538	5.11
Stockholders’ equity	83,984	85,178	(1.40)	83,984	84,813	(0.98)

At Period End:
Total assets	$760,987	$725,908	4.83%	$760,987	$725,908	4.83%
Loans, net of unearned income	548,026	512,652	6.90	548,026	512,652	6.90
Interest-earning assets	676,874	639,054	5.92	676,874	639,054	5.92
Deposits	572,114	548,999	4.21	572,114	548,999	4.21
Interest-bearing liabilities	628,084	593,183	5.88	628,084	593,183	5.88
Stockholders’ equity	84,378	85,776	(1.63)	84,378	85,776	(1.63)

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

Effective June 30, 2007, management evaluated the Company’s investment portfolio and determined that a $162,000 “other-than-temporary” impairment existed on a $305,000 equity investment in a closely held company. The impairment was considered to be “other-than-temporary” due to the company’s continuing operating losses and deteriorating book value. The Company’s remaining equity interest in the company amounts to $143,000. Effective September 30, 2007 and 2006, management evaluated the Company’s investment portfolio and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future. As a result, management did not consider any unrealized losses as “other-than-temporary” at September 30, 2007 and 2006.

Comparison of Financial Condition

Assets. Total assets of the Company increased by $17.6 million, or 2.4%, from $743.4 million at December 31, 2006, to $761.0 million at September 30, 2007. This increase was primarily due to a $32.6 million increase in loans and a $5.6 million increase in mortgage-backed securities. This increase was partly offset by a $14.6 million decrease in cash and cash equivalents and a $3.8 million decrease in investment securities.

Loans receivable increased by $32.6 million, or 6.3%, to $548.0 million at September 30, 2007. The growth in loans was primarily comprised of a $22.4 million, or 8.8%, increase in commercial real estate loans to $276.7 million. Also during the nine-month period, construction loans increased by $7.6 million, or 9.9% to $83.8 million, consumer loans increased by $2.1 million, or 3.0%, to $72.2 million and commercial business loans increased by $849,000, or 2.6%, to $32.8 million. These increases in loans were partly offset by a $4.1 million, or 5.0%, decrease in residential mortgage loans to $78.9 million. Loan production has been strong during 2007, totaling $66.9 million during the first quarter, $86.4 million during the second quarter and $81.3 million during the third quarter. As a result of increased production, loans outstanding increased by $3.5 million in the first quarter, $16.9 million in the second quarter and $12.2 million in the third quarter. In order to increase loan growth for the remainder of 2007 and 2008, the Company has added several experienced lenders and an additional credit officer. The local economy remains vibrant compared to most of the country; however, housing starts and demand for commercial real estate have slowed during the year as evidenced by the $17.2 million decrease in loan commitments outstanding at December 31, 2006, compared to September 30, 2007. A more significant slowdown in the local economy would have a negative impact on the Company’s ability to increase the current level of loan growth.

Management will seek to continue to grow the loan portfolio in a safe and sound manner with an emphasis on adjustable-rate loans and shorter-term fixed rate loans. As of September 30, 2007, $262.9 million, or 48.4%, of the Company’s loan portfolio, was scheduled to reprice in one month. This sensitivity to falling interest rates was a factor in the Company’s margin compression during the third quarter of 2007 as the prime interest rate decreased by 50 basis points during the quarter. Decreasing short-term interest rates will cause short-term margin compression, as these adjustable-rate loans will reprice at lower interest rates at a faster pace than the Company’s funding costs. However, as time deposits reprice over time, the Company’s cost of funds will decrease and the Company’s net interest margin should begin to expand.

Cash and cash equivalents decreased by $14.6 million, or 55.5%, from $26.2 million at December 31, 2006, to $11.7 million at September 30, 2007. This decrease was primarily attributable to loan growth of $32.6 million outpacing growth in deposits and borrowed money of $19.3 million. Management expects that the level of cash and cash equivalents will remain stable through the end of 2007. Proceeds needed to fund future loan growth and repurchase Company stock will be generated from expected growth in deposits, maturing investment and mortgage-backed securities and / or additional borrowings.

During the nine-month period ended September 30, 2007, mortgage-backed securities (“MBS”) increased $5.6 million, or 9.2%, to $66.3 million and investment securities decreased by $3.8 million, or 5.8%, to $61.5 million. The increase in MBS was due to the purchase of $18.2 million of MBS during the period, the effects of which were partly offset by the sale of $3.4 million in MBS and by $9.6 million of normal principal amortization. The decrease in investment securities was primarily due to the normal maturities of $10.0 million and the sale of $3.0 million during the period, the effects of which were partly offset by the purchase of $9.8 million in investment securities. Management expects the investment and mortgage-backed securities portfolios to decrease as a percentage of total assets as the cash flows generated from these investments are used to fund loan growth, repay borrowings and repurchase common stock. This restructuring of the balance sheet from lower-yielding cash and cash equivalents, investments, and MBS to higher-yielding loans is expected to be a positive factor in improving the Company’s net interest margin.

Other real estate owned, which consists of ten one-to-four family residential dwellings acquired by the Bank through foreclosure, increased by $497,000 to $636,000 at September 30, 2007. All foreclosed properties are written down to their estimated fair value at acquisition and are located in the Bank’s primary lending area. Management will continue to aggressively market foreclosed properties for a timely disposition.

Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of September 30, 2007, the allowance for loan losses was $6.3 million, or 1.15% of total loans. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for incurred losses inherent in the remaining loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the periods and information with respect to nonperforming assets at the dates indicated.

	At and For the Three		At and For the Nine
	Months Ended September 30,		Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Allowance for loan losses:
Beginning of period	$6,128	$5,414	$5,764	$5,104
Add:
Provision for loan losses	300	300	960	865
Recoveries	66	7	86	10
Less:
Charge-offs	202	161	518	419
End of period	$6,292	$5,560	$6,292	$5,560

Nonaccrual loans	$2,528	$1,925	$2,528	$1,925
Real estate owned	636	145	636	145
Nonperforming assets	$3,164	$2,070	$3,164	$2,070

Allowance for loan losses as a percentage of total loans	1.15%	1.07%	1.15%	1.07%

Nonperforming loans to total loans	0.46%	0.37%	0.46%	0.37%

Nonperforming assets to total assets	0.42%	0.29%	0.42%	0.29%

Premises and equipment decreased by $165,000, or 0.9%, to $18.1 million at September 30, 2007. During the first quarter of 2007, the Company opened a loan production office in Waxhaw, North Carolina. The loan production office is located in leased office space and is staffed by a local mortgage originator. This represents the Company’s third loan production office. Management also plans to open a full service office in Rock Hill, South Carolina by first quarter of 2008 in a leased facility. This will replace the current loan production office in Rock Hill that was opened in February 2006. During 2007, the Company also purchased a lot in Indian Trail, North Carolina for future branch expansion. These capital expenditures were partly offset by the sale of the vacant operations center of the former Citizens Bank in Salisbury, North Carolina for $414,000 and the sale of a right of way parcel from the Mooresville, North Carolina property for $387,000, as well as normal depreciation of buildings and equipment.

Liabilities. Total liabilities increased by $19.2 million, or 2.9%, from $657.4 million at December 31, 2006, to $676.6 million at September 30, 2007. This increase was primarily due to a $9.3 million increase in total deposits and a $10.0 million increase in borrowed money.

While total deposits increased by $9.3 million, or 1.7%, to $572.1 million at September 30, 2007, core deposits (which exclude time deposits) increased by $6.2 million, or 2.7%, to $230.4 million at September 30, 2007. During the nine-month period ended September 30, 2007, demand deposit accounts (checking accounts) increased by $2.6 million, or 2.9%, to $93.2 million and money market deposit accounts increased by $6.7 million, or 5.7%, to $124.3 million. The increase in these core deposits was primarily due to a continued emphasis on increasing the Company’s number of retail and business checking account customers. This increase was partially offset by a $3.1 million, or 19.5%, decrease in savings accounts to $12.9 million at September 30, 2007. The decrease in savings accounts was largely due to customers moving these lower-yielding deposit accounts to higher-yielding accounts such as time deposits or money market deposit accounts. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market. However, if loan growth significantly outpaces deposit growth in the future, management may be more aggressive in attracting more retail deposits, which may increase the Company’s cost of funds. In addition, management may use brokered deposits to fund future loan growth if additional liquidity is needed. During the nine-month period ended September 30, 2007, time deposits increased by $3.1 million, or 0.9%, to $341.7 million. Brokered deposits totaled only $3.5 million, or 0.6% of total deposits at September 30, 2007.

Borrowed money increased by $10.0 million, or 11.7%, to $96.0 million at September 30, 2007. This increase was primarily due to additional Federal Home Loan Bank advances that were obtained primarily for the purpose of funding loan growth. Additional borrowed money may be used in the future to fund additional loan growth, repurchase stock, or purchase investment or mortgage-backed securities. However, maturing advances will generally be repaid if there is a sufficient level of cash and cash equivalents

Stockholders’ Equity. Total stockholders’ equity decreased by $1.6 million, or 1.8%, from $86.0 million at December 31, 2006, to $84.4 million at September 30, 2007. The decrease in stockholders’ equity was primarily due to the repurchase of 351,438 shares of common stock for $4.5 million, at an average cost of $12.89 per share. On January 22, 2007, the Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 5%, of the then outstanding shares of common stock. As of September 30, 2007, the Company had repurchased a total of 343,448 shares under the current program at an average price of $12.90 per share and had 56,552 shares remaining to be repurchased. The Company will consider repurchasing additional shares of common stock at prices that management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. In addition, the Company paid cash dividends totaling $1.9 million during the period, representing $0.235 per share. Also during the nine-month period, the unrealized losses on available-for-sale securities increased by $5,000. These unrealized losses were primarily due to an increase in market interest rates during the period. These decreases in stockholders’ equity were partly offset by $4.3 million in net income during the nine-month period ended September 30, 2007.

Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006

General. Net income for the three months ended September 30, 2007, amounted to $1.3 million, or $0.18 per diluted share, as compared to $1.4 million, or $0.18 per diluted share, for the three months ended September 30, 2006. This represented a 6.2% decrease in net income and no change in diluted earnings per share for the comparable periods.

Net interest income. During the comparable quarters, interest income increased by $817,000, or 7.4%, to $11.9 million for the third quarter of 2007, primarily as a result of organic loan growth and higher interest rates. Average interest-earning assets increased by $40.1 million, or 6.4%, to $668.7 million for the three months ended September 30, 2007. The increase in average interest-earning assets was primarily the result of a $29.4 million, or 5.8%, increase in average outstanding loans to $532.9 million. The Company’s average yield on earning assets increased by 15 basis points to 7.18% for the quarter ended September 30, 2007. Interest expense increased by $917,000, or 15.5%, for the comparable quarters to $6.8 million for the third quarter of 2007. This increase in interest expense was largely due to increased deposits and higher interest rates. The Company experienced a $36.7 million, or 6.2%, increase in the average balance of interest-bearing liabilities to $625.1 million for the three months ended September 30, 2007. Average interest-bearing liabilities increased primarily as a result of a $37.3 million, or 7.4%, increase in average interest-bearing deposits, the effects of which were partly offset by a $649,000, or 0.8%, decrease in average borrowed money. In addition, the average cost of funds increased by 35 basis points to 4.34% for the quarter ended September 30, 2007.

Net interest income decreased by $100,000, or 1.9%, to $5.1 million for the three months ended September 30, 2007. In addition, the tax-equivalent net interest margin decreased by 18 basis points to 3.13% for the quarter ended September 30, 2007, compared to 3.31% for the quarter ended September 30, 2006. This decrease in the net interest margin was primarily the result of funding costs rising at a faster rate than yields on earnings assets, resulting from the continued flat / inverted yield curve and the effects of a 50 basis point decrease in the prime lending rate during the third quarter 2007. On a linked-quarter basis, the Company’s tax-equivalent net interest margin decreased nine basis points from 3.22% for the second quarter of 2007 to 3.13% for the third quarter of 2007. While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, the Federal Reserve Board’s action to lower short-term interest rates by 50 basis points in the third quarter of 2007 will have a more pronounced negative impact in the first three months following the decrease in short-term interest rates. The short-term negative effects of a decrease in interest rates are expected to be mostly offset by time deposits that mature over the next twelve months and reprice at a lower cost to the Company.

Provision for loan losses. The provision for loan losses amounted to $300,000 for both the three months ended September 30, 2007, and the three months ended September 30, 2006. While the provision for loan losses was flat during the comparable periods, the allowance for loan losses was $6.3 million, or 1.15% of total loans as of September 30, 2007, compared to $5.6 million, or 1.07% of total loans as of September 30, 2006. The Company continues to emphasize commercial real estate loans and its ratio of nonperforming loans to total loans was 0.46% on September 30, 2007, compared to 0.37% on September 30, 2006. A substantial portion of the Company’s nonperforming loans at September 30, 2007, was secured by real estate located in the Company’s normal lending market.

Noninterest income. Noninterest income decreased by $109,000, or 6.6%, to $1.5 million for the three months ended September 30, 2007, as compared to $1.6 million for the three months ended September 30, 2006. This decrease was largely attributable to a $62,000, or 8.4%, decrease in fee income on deposit accounts, a $30,000, or 20.7%, decrease in fee income on lending activities and a $49,000 decrease in the fair value adjustment on deferred compensation assets. The decrease in fee income on deposit accounts follows a continuing trend of lower fees generated from checks returned for non-sufficient funds (“NSFs”). Management expects that this declining trend will continue for the remainder of 2007. Fees generated by lending activities decreased for the second straight quarter due in part to fewer loan originations of construction and acquisition and development loans which generally generate larger loan fees. Management expects that fee income from lending activities will improve in the short-term, due in part to the additional commercial lenders that were hired during the second quarter of 2007. The $49,000 decrease in the fair value adjustment on deferred compensation assets was directly offset by a corresponding decrease in noninterest expense, resulting in no net impact to the Company.

These decreases in noninterest income were partly offset by a $26,000, or 12.2%, increase in mortgage banking income and a $24,000, or 14.7%, increase in cash value of bank-owned life insurance. During the 12 months ended September 30, 2007, the Company increased its number of commission-based mortgage loan originators resulting in an increase in mortgage-banking revenues. Continued expansion of the mortgage banking area is expected in 2008. In December 2006, the Company exchanged a large portion of its bank-owned life insurance contracts to obtain a more favorable crediting rate. As a result, the cash value of these policies increased by $24,000 during the comparable periods.

The Company did not recognize any significant net gains from the sale of assets during the quarter ended September 30, 2007. During the quarter ended September 30, 2006, the Company realized a net gain of $8,000 from the sale of $103,000 in residential real estate owned and from the sale of $98,000 in equity securities.

Noninterest expense. Noninterest expense increased by $166,000, or 3.8%, to $4.6 million for the quarter ended September 30, 2007, compared to $4.4 million for the quarter ended September 30, 2006. The primary reason was a $181,000, or 7.9%, increase in compensation and benefits, a $51,000, or 8.4%, increase in occupancy and equipment expense and an $11,000, or 9.3%, increase in professional services. Management hired several experienced lenders and an experienced credit officer during 2007 which contributed to the increase in compensation and benefits. However, we expect that the additional loan growth associated with these new positions will cover the additional compensation expense beginning in 2008. The Company opened its third loan production office in 2007 and plans to open its fifteenth full-service office in Rock Hill, South Carolina, during the first quarter 2008. As a result, office occupancy and equipment expense is expected to continue to increase in 2008. The $11,000 increase in professional services was primarily associated with miscellaneous services provided to management in various areas of operations.

These increases in noninterest expense were partly offset by a $49,000 decrease in the fair value adjustment on deferred compensation and a $30,000 decrease in the amortization expense of intangible assets. The decrease in the fair value adjustment on deferred compensation during the comparable quarters was directly offset by a corresponding decrease to noninterest income, resulting in no net impact to the Company. The amortization of intangible assets is expected to continue to decrease as the amount of the core deposit intangible decreases.

Income taxes. Income taxes amounted to $434,000, or 24.4% of taxable income, for the quarter ended September 30, 2007, as compared to $719,000, or 33.4% of taxable income, for the quarter ended September 30, 2006. The decrease in the effective tax rate during the comparable periods was primarily due to a $356,000 increase in nontaxable income from the third quarter 2006 to the third quarter 2007. This income was primarily generated from interest earned on bank-qualified municipal securities and loans. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.

Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006

General. Net income for the nine months ended September 30, 2007 amounted to $4.3 million, or $0.55 per diluted share, as compared to $4.0 million, or $0.49 per diluted share, for the nine months ended September 30, 2006. This represented a 9.2% increase in net income and a 12.2% increase in diluted earnings per share for the comparable periods.

Net interest income. Interest income increased by $3.4 million, or 10.9%, to $34.9 million for the nine-month period ending September 30, 2007, primarily as a result of organic loan growth and higher interest rates. Average interest-earning assets increased by $37.1 million, or 6.0%, to $653.7 million for the nine months ended September 30, 2007. The increase in average interest-earning assets was primarily the result of a $31.3 million, or 6.4%, increase in average outstanding loans to $519.1 million. The Company’s average yield on earning assets increased by 40 basis points to 7.22% for the nine months ended September 30, 2007. Interest expense increased by $3.7 million, or 23.3%, for the comparable nine-month periods. This increase in interest expense was largely due to increased deposits and higher interest rates. The Company experienced a $29.8 million, or 5.1%, increase in the average balance of interest-bearing liabilities to $612.3 million for the nine months ended September 30, 2007. Average interest-bearing liabilities increased primarily as a result of a $39.6 million, or 8.0%, increase in average interest-bearing deposits, the effects of which were partly offset by a $9.9 million, or 11.2%, decrease in average borrowed money during the period. Also, the average cost of funds increased by 63 basis points to 4.29% for the nine months ended September 30, 2007.

Net interest income decreased by $294,000, or 1.9%, to $15.2 million for the nine months ended September 30, 2007. In addition, the net interest margin decreased by 19 basis points to 3.20% for the nine months ended September 30, 2007, compared to 3.39% for the nine months ended September 30, 2006. This decrease in the net interest margin was primarily the result of rising funding costs resulting from the continued flat / inverted yield curve coupled with the effects of a 50 basis point decrease in the prime lending rate during the third quarter 2007.

Provision for loan losses. The provision for loan losses amounted to $960,000 for the nine months ended September 30, 2007, compared to $865,000 for the nine months ended September 30, 2006. The increase in the provision for loan losses was primarily attributable to the continued growth in the commercial real estate portfolio. The allowance for loan losses was $6.3 million, or 1.15% of total loans, as of September 30, 2007, compared to $5.6 million, or 1.07% of total loans, as of September 30, 2006.

Noninterest income. Noninterest income increased by $625,000, or 14.1%, to $5.1 million for the nine months ended September 30, 2007, as compared to $4.4 million for the nine months ended September 30, 2006. This increase was largely attributable to the $343,000, or 84.6%, increase in mortgage banking income and an $80,000, or 14.5%, increase in other noninterest income. During the 12 months ended September 30, 2007, the Company increased its number of commission-based mortgage loan originators located throughout the Company’s normal lending area, resulting in a material increase in mortgage-banking revenues. Continued expansion of the mortgage banking area is expected in 2008. However, continued weakness in the housing market could have a negative impact on the Company’s ability to grow or maintain the level of mortgage-banking revenues. Other noninterest income increased, in part, due to increased commissions on the sale of financial products, higher merchant fee income, and increased early withdrawal fees on time deposits.

The Company also experienced a $336,000 net gain on the sale of assets during the first nine months of 2007 and $112,000 of net income generated from life insurance proceeds payable to the Company. The net gain on the sale of assets included the sale of the vacant operations center of the former Citizens Bank in Salisbury, North Carolina for $414,000 and the sale of a right of way parcel from the Mooresville, North Carolina property for $387,000. These sales resulted in a net gain of $419,000. Additional net gains of $6,000 were incurred from the sale of $3.0 million in investment securities and $202,000 from the sale of loans. Offsetting a portion of these gains were net losses of $80,000 from the sale of $3.4 million in mortgage-backed securities and $9,000 from the sale of various parcels of foreclosed properties. The $112,000 of net life insurance proceeds was the result of the untimely death of one of the Bank’s officers after a courageous fight with cancer. During the nine months ended September 30, 2006, the Company recognized a net loss of $40,000 from the sale of various parcels of residential properties acquired through foreclosure totaling $1.0 million, the sale of $98,000 in investment securities and the sale of miscellaneous fixed assets totaling $28,000.

These increases in noninterest income were partly offset by a $130,000, or 6.1%, reduction in fee income on deposit accounts, a $100,000, or 21.8%, decrease in fee income on lending activities, a $19,000, or 11.4% decrease in dividends on FHLB stock, and a $34,000 decrease in the fair value adjustment on deferred compensation assets. The decrease in fee income on deposit accounts follows a continuing trend of lower fees generated from checks returned for non-sufficient funds. Management expects that this declining trend will continue for the remainder of 2007. Fee income generated by lending activities decreased during the comparable periods due, in part, to a reduction of commercial construction loan originations which generally generate larger loan fees. Management expects that fee income from lending activities will improve, due in part to the additional commercial lenders that were hired during the second quarter of 2007. The $19,000 decrease in dividends on FHLB stock was due to having fewer shares of FHLB stock. The Company’s shares of FHLB stock were partly based on the outstanding amount of FHLB borrowing, which had a lower average outstanding balance from September 30, 2006 to September 30, 2007. The decrease in the fair value adjustment on deferred compensation assets was directly offset by a corresponding increase in noninterest expense, resulting in no net impact to the Company.

Noninterest expense. Noninterest expense increased by $241,000, or 1.8%, to $13.5 million for the nine months ended September 30, 2007, compared to $13.2 million for the nine months ended September 30, 2006. The primary reason was a $307,000, or 4.5% increase in compensation and benefits and a$12,000, or 0.6%, increase in occupancy and equipment expense. Management hired several experienced lenders and one experienced credit officer during 2007 which contributed to the increase in compensation and benefits. However, we expect that the additional loan growth associated with these new positions will cover the additional compensation expense beginning in 2008. The Company opened its third loan production office in 2007 and plans to open its fifteenth full-service office in Rock Hill, South Carolina, during the first quarter 2008. As a result, office occupancy and equipment expense is expected to continue to increase in 2008.

Effective June 30, 2007, management evaluated the Company’s investment portfolio and determined that a $162,000 “other-than-temporary” impairment existed on a $305,000 equity investment in a closely held company. The impairment was considered to be “other-than-temporary” due to the company’s continuing operating losses and deteriorating book value. The Company’s remaining equity interest in the company amounted to $143,000 at September 30, 2007. Management will continue to evaluate the value of the Company’s remaining investment and make any necessary adjustments as conditions dictate. Management determined that there were no unrealized losses that were considered “other-than-temporary” at September 30, 2007, or September 30, 2006.

These increases in noninterest expense were partly offset by a $75,000, or 13.4%, decrease in the amortization of intangible assets, a $17,000, or 4.1%, decrease in professional services, a $34,000 decrease in the fair value adjustment on deferred compensation expense, and a $57,000, or 1.8%, decrease in other noninterest expenses. The amortization of intangible assets will continue to decrease as the amount of the core deposit intangible is amortized on an accelerated basis. Professional expense decreased due to higher than normal expenses experienced during the first quarter of 2006 related to the integration of the Trinity Bank back-office functions. The decrease in the fair value adjustment on deferred compensation assets is directly offset by a corresponding increase in noninterest expense, resulting in no net impact to the Company. Other noninterest expense decreased primarily due to fewer expenses and charge-offs related to checking account overdrafts. Management expects that this declining trend will continue for the remainder of 2007 as the number of overdrafts continues to decrease. Also, as a result of the Trinity Bank acquisition in October 2005, the Company experienced merger-related expenses of $57,000 during the first quarter of 2006. These were one-time expenses and as such, no such expenses were incurred during 2007.

Income taxes. Income taxes amounted to $1.5 million, or 25.9% of taxable income, for the nine months ended September 30, 2007, as compared to $1.9 million, or 32.2% of taxable income, for the nine months ended September 30, 2006. The decrease in income tax expense during the nine months period ending September 30, 2007, was primarily due to a $790,000 increase in nontaxable income generated primarily from bank-qualified municipal securities and loans and $171,000 of non-taxable life insurance proceeds payable to the Company. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. As the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.

Liquidity, Market Risk, and Capital Resources

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances. The Company has $97.4 million available to draw from its line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company also has $13.6 million available from a $20.0 million unsecured federal funds accommodation with The Bankers Bank (“TBB”). TBB is the Company’s primary correspondent bank. The federal funds accommodation is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company. Outstanding advances made under this accommodation are generally repaid on a daily basis at a rate determined by TBB based on their marginal cost of funds. Advances are limited to not more than 14 days in any calendar month. Interest on any advances made over the established line or beyond the 14-day limit will be at a higher rate. The Company may also solicit brokered deposits for providing funds for asset growth. As of September 30, 2007, the Company had outstanding brokered deposits of $3.5 million, or 0.6% of total deposits. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position. At September 30, 2007, the Company had loan commitments of $29.2 million, unused lines of credit of $109.0 million, and undisbursed construction loan proceeds of $3.7 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing.

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

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of September 30, 2007, the Bank’s capital exceeded all applicable regulatory requirements. The Bank's Tier I capital was $65.2 million, or 8.9% of adjusted total assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can result in certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2007, the Company repurchased 116,725 shares of common stock for $1.5 million, at an average cost of $12.73 per share, as detailed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plan
July	80,525	$12.77	307,248	92,752
August	22,000	$12.61	329,248	70,752
September	14,200	$12.66	343,448	56,552
Total	116,725	$12.73	343,448	56,552

On January 22, 2007, the Board of Directors of the Company authorized the repurchase of up to 400,000 shares, or approximately 5%, of the Company’s then-outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of September 30, 2007, the Company had repurchased a total of 343,448 shares at an average price of $12.90 per share and had 56,552 shares remaining to be repurchased under this plan. Management will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no meetings of stockholders during the quarter ended September 30, 2007.

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

Citizens South Banking Corporation

Date: November 8, 2007	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer