Form 10-K
period 2007-12-31
CITIZENS SOUTH BANKING CORP
filed 2008-03-17
CIK 1051871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

Commission File No. 000-23971

Citizens South Banking Corporation
(Exact name of registrant as specified in its charter)

Delaware	54-2069979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

519 South New Hope Road, Gastonia, NC	28054-4040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (704) 868-5200

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. YES ☐  NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒  NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2007, as reported by the Nasdaq Global Market, was approximately $58.2 million.

As of March 14, 2008, there were 7,560,644 shares of the common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).

CITIZENS SOUTH BANKING CORPORATION
AND SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.	Business

Citizens South Banking Corporation

Citizens South Banking Corporation (also referred to as the “Company”, the “Registrant”, "We", "Us", or "Our") is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank"). The shares of common stock of the Company trade on the Nasdaq Global Market under the ticker symbol “CSBC.” The Company is a public company, and files interim, quarterly, and annual reports with the SEC. These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The Company’s executive office is located at 519 South New Hope Road, P.O. Box 2249, North Carolina 28053-2249 and its telephone number at this address is (704) 868-5200. The Company also maintains a website at www.citizenssouth.com that includes important information on our Company, including a list of our products and services, branch locations, and current financial information. In addition, we make available, without charge, through our website a link to our filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, currents reports on Form 8-K, and amendments to these filings, if any. Information on our website should not be considered a part of this annual report.

Citizens South Bank

Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina. The Bank’s principal business activity is offering FDIC-insured deposits to local customers through its 14 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities. The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense. Noninterest income includes fee income generated from deposit and loan accounts, mortgage banking fees, commissions earned from the sale of uninsured investment products, increases in the cash value of bank-owned life insurance policies, net gains (losses) from the sale of assets and other noninterest income items. The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, amortization of intangible assets and other noninterest expenses. Results of operations are also significantly affected by local economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

As of December 31, 2007, Citizens South Bank had 14 full-service branch offices in the North Carolina Counties of Gaston, Union, Rowan, and Iredell. The Bank’s executive office is located at 519 South New Hope Road, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at this address is (704) 868-5200. The Bank also maintains a website at www.citizenssouth.com that includes important information on our Bank, including a list of our products and services and branch locations.

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

The Bank’s corporate headquarters and seven of its branch offices are located in Gaston County, North Carolina. These offices are located in the cities of Gastonia (three offices), Dallas, Mount Holly, Belmont, and Stanley. According to data provided by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2007, there were 15 banks and thrifts operating in Gaston County with $2.3 billion in deposits. As of June 30, 2007, the Bank had $252.7 million in deposits in Gaston County, or 11.2% of the total County deposits. This represents an annual growth rate of 18.6% and the third highest market share in Gaston County.

We also have three branch offices in Union County, North Carolina, in the cities of Monroe, Stallings, and Weddington. According to data provided by the FDIC as of June 30, 2007, there were 11 banks and thrifts operating in Union County with $1.6 billion in deposits. As of June 30, 2007, the Bank had $105.3 million in deposits in Union County, or 6.7% of the total County deposits. This represents the seventh highest market share in the County.

Two branch offices are in Rowan County, North Carolina, in the cities of Salisbury and Rockwell. According to data provided by the FDIC as of June 30, 2007, there were 13 banks and thrifts operating in Rowan County with $1.5 billion in deposits. As of June 30, 2007, the Bank had $121.2 million in deposits in Rowan County, or 8.2% of the total County deposits representing the fourth highest market share in the County.

We also have two branch offices in Iredell County, North Carolina, in the cities of Statesville and Mooresville. According to data provided by the FDIC as of June 30, 2007, there were 18 banks and thrifts operating in Iredell County with $2.1 billion in deposits. As of June 30, 2007, the Bank had $106.5 million in deposits in Iredell County, or 5.0% of the total County deposits. This represents a 22.7% annual growth rate and the seventh highest market share in the County.

Employees

As of December 31, 2007, the Company had 133 full-time and 27 part-time employees, none of whom is represented by a collective bargaining unit. The Company provides employee benefit programs, including an Employee Stock Ownership Plan, matching contributions to a 401(k) retirement/savings plan, group life, disability, heath, and dental insurance, and paid vacation and sick leave. Management believes its working relationship with its employees is good.

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

Citizens South Bank is a federally chartered savings bank and derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, Citizens South Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. Citizens South Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Citizens South Bank, including real estate investment and securities and insurance brokerage. Citizens South Bank is a federally chartered stock savings bank, subject to examination, supervision, and regulation by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. Citizens South Bank is also a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is a part of the Federal Home Loan Bank System. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Citizens South Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. Citizens South Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Citizens South Bank’s loan documents.

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

OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio. At December 31, 2007, Citizens South Bank’s capital exceeded all applicable requirements. Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank’s capital: 1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2007, Citizens South Bank met the criteria for being considered “well-capitalized.”

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

Qualified Thrift Lender Test. As a federal savings bank, Citizens South Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, Citizens South Bank must maintain at least 65% of its portfolio assets in qualified thrift investments in at least nine months of the most recent 12-month period. Portfolio assets generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. Qualified thrift investments includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. Qualified thrift investments also include 100% of an institution’s credit card loans, education loans and small business loans. Citizens South Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2007, Citizens South Bank maintained approximately 77% of its portfolio assets in qualified thrift investments and satisfied the QTL test as of that date.

Insurance of Deposit Accounts. Citizens South Bank’s deposits are subject to assessments by the FDIC. These deposit accounts are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective March 31, 2006, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single insurance fund called the Deposit Insurance Fund. As a result of the merger, the BIF and SAIF were abolished. The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with approval of the FDIC, assessments and anticipated payments, insurance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

Regulations adopted by the FDIC in 2006 established a risk-based assessment system that enabled the FDIC to more closely tie each financial institution’s premiums with the risk it poses to the Deposit Insurance Fund. Under the new risk-based assessment system, which became effective in 2007, the FDIC evaluated the risk of each financial institution based on three primary sources of information: 1) its supervisory rating, 2) its financial rations, and 3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the Deposit Insurance Fund during 2007 at 1.25% of estimated insured deposits.

Federal Home Loan Bank System. Citizens South Bank is a member of the Federal Home Loan Bank System (“FHLB”), which provides a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, Citizens South Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater. As of December 31, 2007, Citizens South Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2007, Citizens South Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

The USA PATRIOT Act.  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934. The Sarbanes-Oxley Act includes specific additional disclosure requirements and requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Federal Securities Laws. Citizens South Banking Corporation common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Citizens South Banking Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934. Shares of common stock purchased by persons who are not affiliates of Citizens South Banking Corporation may be resold without registration. Shares purchased by an affiliate of Citizens South Banking Corporation will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Citizens South Banking Corporation meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Citizens South Banking Corporation that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Citizens South Banking Corporation, or 25% of the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Citizens South Banking Corporation may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

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

State of Delaware. Delaware franchise taxes are imposed on the Company. Two methods are provided for calculating the tax and the lesser tax is payable. The first method is based on the authorized number of shares. The tax under this method is $90.00 for the first 10,000 authorized shares plus $50.00 for each additional 10,000 authorized shares or part thereof. The second method is based on an assumed par value capital. The tax rate under this method is $200 per $1,000,000 or portion thereof of assumed par value capital. Assumed par is computed by dividing total assets by total issued shares (including treasury shares). Assumed par value capital is calculated by multiplying the lesser of assumed par or stated par value by total authorized shares.

ITEM 1A.	Risk Factors

You should consider carefully the following risk factors in evaluating an investment in the shares of Citizens South Banking Corporation common stock.

Changes in market interest rates could adversely affect the Company’s financial condition and results of operations.

Citizens South Banking Corporation’s results of operations and financial condition are affected by changes in interest rates. The Company’s results of operations depend substantially on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Because interest-earning assets generally reprice or mature more quickly than interest-bearing liabilities, a decrease in interest rates generally would result in a decrease in the Company’s net interest income. Based on results generated by its interest rate risk model, an immediate and sustained decrease of 300 basis points throughout the yield curve would decrease its annual net interest income by 2.1% for the period ended December 31, 2007. The assumptions used in the model do not provide for actions that may be taken by management during the period to offset the effects of changes in interest rates on net interest income. We are also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the value of Citizens South Banking Corporation’s interest-earning assets, and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2007, the Company’s investment and mortgage-backed securities available for sale totaled $116.4 million. Unrealized losses on securities available for sale, net of tax, amounted to $343,000 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity.

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

At December 31, 2007, Citizens South Banking Corporation’s portfolio of commercial real estate, multifamily, and construction loans totaled $365.4 million, or 65.26% of total gross loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operations and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of the Company’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

Citizens South Banking Corporation and its subsidiaries are highly regulated. Our holding company is regulated by the OTS and the SEC. Our community banking subsidiary is also regulated by the OTS. Such regulation and supervision govern the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, may have a material impact on the Company’s operations. In addition to the risks of noncompliance, we are required to dedicate considerable time and monetary resources in our efforts to comply with the numerous laws and regulations that govern the ways in which we conduct our community banking and mortgage banking activities.

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

Citizens South Banking Corporation has adopted stock option plans and recognition and retention plans. These stock-based benefit plans can be funded from the issuance of authorized but unissued shares of common stock or through open market purchases by the Company. The Company currently is repurchasing shares of its common stock in a Board-authorized share repurchase program. Stockholders will experience a reduction or dilution in ownership interest in the event newly issued shares, instead of repurchased shares, are used to fund stock option exercises and stock awards.

ITEM 1.B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth certain information regarding full-service branch offices currently in operation at December 31, 2007. Management considers the facilities to be well maintained and sufficiently suitable for present operations. The net book value of the properties, including land, building, and leasehold improvements, net of accumulated depreciation was $18.0 million at December 31, 2007.

Location	Principal Use	Approximate Facility Size	Ownerd or Leased
		(square feet)

519 South New Hope Road	Banking Office and	22,400	Owned
Gastonia, North Carolina 28054-4040	Corporate Headquarters

245 West Main Avenue	Banking Office and	12,400	Owned
Gastonia, North Carolina 28052-4140	Operations Center

1670 Neal Hawkins Road	Banking Office and	5,320	Owned
Gastonia, North Carolina 28056-6429	Mortgage Center

192 East Woodrow Avenue	Banking Office	3,400	Owned
Belmont, North Carolina 28012-3163

233 South Main Street	Banking Office	2,370	Owned
Mount Holly, North Carolina 28120-1620

3135 Dallas High Shoals Highway	Banking Office	3,225	Owned
Dallas, North Carolina 28034-1307

412 South Highway 27	Banking Office	3,225	Owned
Stanley, North Carolina 28164-2055

401 West Innes Street	Banking Office	5,560	Owned
Salisbury, North Carolina 28144-4232

106 West Main Street	Banking Office	1,500	Owned
Rockwell, North Carolina 28138-8859

307 North Center Street	Banking Office and	8,260	Owned
Statesville, North Carolina 28677-4063	Leased Office Space

310 West Franklin Street	Banking Office	4,692	Leased
Monroe, North Carolina 28112-4704

13731 Providence Road	Banking Office	2,520	Owned
Weddington, North Carolina 28104-8615

101 Stallings Road	Banking Office	3,560	Leased
Stallings, North Carolina 28104-5065

649 Brawley School Road	Banking Office	3,800	Owned
Mooresville, North Carolina 28177-9121

ITEM 3.	Legal Proceedings

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of 2007.

PART II

ITEM 5.	Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

a. The Company’s common stock, $0.01 par value per share, trades on the Nasdaq Global Market under the ticker symbol CSBC. Price and volume information is contained in The Wall Street Journal and other daily newspapers in the Nasdaq section under the Global Market System listings. As of February 1, 2008, the Company had 1,589 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 7,660,232 shares outstanding. The following brokers made a market in the Company’s stock during 2007:

Burke Capital Markets, LLC	1-404-495-5920
Citigroup Global Markets, Inc.	1-212-723-7169
Fig Partners, LLC	1-404-601-7200
Friedman, Billings, Ramsey & Co.	1-800-688-3272
FTN Midwest Securities Corp.	1-888-801-3477
Howe Barnes Investments, Inc.	1-800-621-2364
Hudson Securities, Inc.	1-800-624-0050
Keefe, Bruyette & Woods, Inc.	1-800-342-5529
Knight Equity Markets, L.P.	1-800-222-4910
Merrill Lynch, Pierce, Fenner	1-800-937-0501
Morgan Keegan & Co., Inc.	1-800-238-7533
Morgan Stanley & Co., Inc.	1-800-223-6559
Sandler O’Neill & Partners	1-212-466-8020
Stanford Group Company	1-212-492-8244
Sterne, Agee & Leach	1-800-239-2408
Stifel Nicolaus and Co., Inc.	1-800-776-6821
Susquehanna Financial Group	1-800-825-9550
UBS Securities LLC	1-212-713-2000

The following table sets forth quarterly market sales price ranges, dividend information, and repurchase activity for the Company’s common stock over the past two years.

2007	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range:
High	$13.40	$13.00	$12.99	$12.33
Low	12.13	12.38	12.09	9.72
Dividend	0.08	0.08	0.08	0.08
Shares Repurchased	114,712	121,000	116,725	163,200
Avg. Price Paid Per Share	$13.09	12.88	$12.73	$11.76

2006	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range:
High	$13.35	$12.80	$13.86	$13.28
Low	12.35	11.94	12.25	12.57
Dividend	0.075	0.075	0.075	0.075
Shares Repurchased	18,263	41,000	52,825	95,000
Avg. Price Paid Per Share	$12.15	12.43	$12.87	$12.91

The Company’s dividend payout ratio was 43% in 2007, compared to 44% in 2006. The Company has paid a cash dividend each year since converting from a mutual to stock form of ownership. In addition, the Company has increased its cash dividend each year since its initial public offering. Given the Company’s strong capital position and its access to liquidity, there are no expected changes to the Company’s current dividend policy.

Set forth herein under is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the last trade of Citizens South Banking Corporation’s stock on December 31, 2002, as reported on the Nasdaq Stock Market, through December 31, 2007, (b) the cumulative total return on stocks included in the Russell 2000 index over such period, and (c) the cumulative total return on stocks included in the SNL Southeast Thrift Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed initial investment of $100.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Citizens South Banking Corporation	100.00	139.35	145.34	124.34	137.85	110.64
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL Southeast Thrift Index	100.00	151.65	179.27	163.14	191.73	82.56

There can be no assurance that the common stock’s performance will continue in the future with the same or similar trend depicted in the graph. Citizens South Banking Corporation will not make or endorse any predictions as to future performance.

b. Not applicable.

c.  During the three-month period ended December 31, 2007, the Company repurchased the following shares of stock.

2007	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May be Purchased Under the Plan
October	38,300	$12.39	0	200,000
November	81,900	$11.80	64,648	135,352
December	42,000	$11.38	42,000	93,352
Total	163,200	$11.76	106,648	93,352

As of December 31, 2007, the Company had repurchased a total of 3,111,083 shares, or 34.3% of the outstanding shares of common stock, at an average price of $13.17. This stock was repurchased under a series of repurchase programs that have been authorized by the Board of Directors over the past several years. The most recent repurchase authorization was granted by the Board of Directors on October 22, 2007, for the repurchase of up to 200,000 shares, or approximately 2.5% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of December 31, 2007, the Company had repurchased a total of 106,648 shares at an average price of $11.63 per share and had 93,392 shares remaining to be repurchased under this plan. The Company will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

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

	At and for the years ended December 31,
	2007 (1)	2006 (1)	2005 (1)	2004	2003
(Dollars in Thousands, Except per Share Data)
Income Statement Data:
Interest income	$46,735	$42,919	$26,948	$21,110	$21,969
Interest expense	26,500	22,279	11,469	7,943	8,732
Net interest income	20,235	20,640	15,479	13,167	13,237
Provision for loan losses	1,290	1,165	985	330	60
Net interest income after provision for loan losses	18,945	19,475	14,494	12,837	13,177
Noninterest income	6,562	6,141	4,441	4,824	5,561
Noninterest expense	17,895	17,544	14,339	13,629	13,891
Income before income taxes	7,612	8,072	4,596	4,032	4,847
Income tax expense	1,947	2,617	1,323	1,077	1,456
Net income	$5,665	$5,455	$3,273	$2,955	$3,391

Per Share Data:
Basic net income	$0.74	$0.68	$0.45	$0.39	$0.39
Diluted net income	0.73	0.67	0.45	0.38	0.39
Cash dividends declared	0.32	0.30	0.28	0.26	0.24
Year-end book value	11.05	10.61	10.16	9.74	10.11

Balance Sheet Data:
Total assets	$779,140	$743,370	$701,094	$508,961	$495,751
Loans receivable, net	553,812	509,638	468,232	314,124	295,026
Mortgage-backed and related securities	69,893	60,691	70,236	81,169	89,168
Investment securities	46,519	65,326	53,429	52,407	56,233
Deposits	590,765	562,802	517,544	374,744	342,446
Borrowings	96,284	85,964	91,342	55,772	58,981
Stockholders’ equity	84,033	85,961	84,258	72,394	87,699

Performance Ratios:
Return on average assets	0.75%	0.76%	0.60%	0.59%	0.69%
Return on average equity	6.68	6.42	4.40	3.78	3.61
Avg. interest-earning assets to avg. interest-bearing liabilities	107.26	106.53	109.40	110.96	118.65
Noninterest expense to average total assets	2.38	2.45	2.64	2.73	2.81
Interest rate spread	2.84	3.10	3.03	2.78	2.57
Net interest margin (2)	3.14	3.33	3.26	2.98	2.94

Asset Quality Ratios:
Allowance for loan losses to total loans	1.10%	1.12%	1.08%	0.95%	1.00%
Net charge-offs to average loans	0.17	0.10	0.12	0.09	0.03
Nonperforming loans to total loans	0.32	0.58	0.54	0.30	0.18
Nonperforming assets to total assets	0.30	0.42	0.53	0.34	0.14

Capital Ratios:
Average equity to average total assets	11.26%	11.86%	13.69%	15.64%	18.96%
Equity to assets at year end	10.79	11.56	12.02	14.22	17.69
Dividend payout ratio	43.24	44.12	62.22	66.67	61.54

(1)	Includes operations of Trinity Bank which was acquired on October 31, 2005.
(2)
Net interest margin is calculated by dividing net interest income, including tax equivalent adjustments for tax-exempt investment securities by average interest-earning assets for the period. The tax equivalent adjustments were $557, $191, $155, $0, and $0 for 2007, 2006, 2005, 2004,and 2003, respectively.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of perations

Overview of Financial Condition and Results of Operations

Citizens South Banking Corporation (the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the “Bank”), a federally chartered savings bank headquartered in Gastonia, North Carolina. The Company’s principal business activities are overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by the Company. The Company’s assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The Bank’s principal business activity is offering FDIC-insured deposit accounts to local customers through its 14 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities. The Bank also acts as a broker in both the origination of loans secured by one-to-four family residences and in the sale of uninsured financial products (see Item 1. “Business” of this report).

Our primary business strategy since our initial public stock offering in 1998 has been to transform the Bank from a traditional savings bank to a full-service community bank, offering a complete array of both commercial and retail loan and deposits, wealth management services, mortgage banking activities, brokerage services, and other related financial services. In executing this strategy, the Company has 1) concentrated much of its lending efforts on nonresidential real estate and construction loans, 2) originated substantially all fixed-rate one-to-four family residential loans as a broker for a third party, and 3) focused its deposit gathering efforts on core deposits (demand deposit accounts, money market accounts, and savings accounts). As a result, nonresidential real estate and construction loans comprised approximately 65% of the Company’s loan portfolio at December 31, 2007, compared to approximately 39% at December 31, 2003. Also, during the same period, the Company’s portfolio of one-to-four family residential loans decreased from 34% of the Company’s loan portfolio at December 31, 2003, to 14% of the Company’s loan portfolio at December 31, 2007. Core deposits have increased as a percentage of total deposits from 37.6% at December 31, 2003 to 41.3% at December 31, 2007. Management expects to continue to execute this business strategy in 2008.

On October 31, 2005, the Company consummated the merger of Trinity Bank (“Trinity”) into Citizens South Bank. At the time of the acquisition, Trinity had total assets of $165.5 million, net loans of $112.8 million, deposits of $135.6 million, borrowed money of $14.0 million and equity of $13.3 million. Trinity was headquartered in Monroe, North Carolina, which is approximately 50 miles east of the Company’s headquarters. Trinity had three offices located in Union County, North Carolina, which had the fastest population growth of any county in North Carolina based on the most current information available at the time of the acquisition. The combined bank had 14 full-service locations and ranked 8th in the Charlotte Metropolitan Statistical Area in deposit market share as of December 31, 2007.

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

The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense. Noninterest income includes fee income generated from deposit and loan accounts, mortgage banking fees, commissions earned from the sale of uninsured investment products, increases in the cash value of bank-owned life insurance policies, net gains (losses) from the sale of assets and other noninterest income. The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, amortization of intangible assets and other noninterest expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

Certain actions were taken that adversely impacted our results of operations for the years ended December 31, 2006 and 2005. In 2005 we acquired Trinity Bank, resulting in merger and computer conversion related expenses of $384,000. Additional merger and conversion expenses totaling $57,000 were incurred in 2006.

Net income was $5.7 million, or $0.73 per diluted share, for the year ended December 31, 2007, compared to $5.5 million, or $0.67 per diluted share, for the year ended December 31, 2006. The earnings resulted in a return on average equity of 6.68% in 2007, compared to 6.42% in 2006, and a return on average assets of 0.75% in 2007, compared to 0.76% in 2006. Management’s Discussion and Analysis is provided to assist in understanding and evaluating the results of operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this annual report.

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

Allowance for Loan Losses. The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses inherent in the Bank’s portfolio at the measurement date. Management’s determination of the adequacy of the allowance is based on quarterly evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss for each type of loan and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of the collateral. The Company has not been an originator or purchaser of option adjustable rate or “no documentation” portfolio loans and the Company’s loan portfolio does not include any mortgage loans that are considered “sub-prime.”

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

Effective June 30, 2007, management evaluated the Company’s investment portfolio and determined that a $162,000 “other-than-temporary” impairment existed on a $305,000 equity investment in a closely held company. The impairment was considered to be “other-than-temporary” due to the closely held company’s continuing operating losses and deteriorating book value. The Company’s remaining equity interest in the closely held company amounts to $143,000.  Effective December 31, 2007, management evaluated the Company’s investment portfolio and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future. The Company has the ability to hold these investments to maturity if necessary in order to recover any temporary losses that may presently exist. As a result, management did not consider any additional unrealized losses as “other-than-temporary” as of December 31, 2007.

Comparison of Financial Condition for the Years Ended December 31, 2007 and 2006

Total assets increased by $35.7 million, or 4.8%, from $743.4 million at December 31, 2006, to $779.1 million at December 31, 2007. The majority of this growth was due to a $44.6 million, or 8.6%, increase in outstanding loans from $515.4 million at December 31, 2006, to $560.0 million at December 31, 2007. Most of the Company’s loan growth was in loans secured by commercial real estate. During 2007, these loans, which include construction loans, multifamily residential loans, and nonresidential real estate loans, increased by $36.0 million, or 10.9%, to $365.4 million at December 31, 2007. These loans are typically secured by owner-occupied professional office buildings, retail properties, churches, speculative residential properties, or residential subdivisions located in the Charlotte, North Carolina metropolitan area, which is the Company’s primary lending area. Management does not generally pursue commercial real estate loans that are secured by hotels, motels, golf courses, or resort properties. Management plans to continue to emphasize the origination of commercial real estate loans in the Company’s primary lending area. Also during 2007, the Company’s portfolio of one-to-four family residential loans decreased from $83.3 million to $78.6 million due to normal prepayments and principal amortization. The Company originates and closes substantially all new one-to-four family residential loans as a broker for independent third parties on a servicing-released basis. This generates additional fee income and reduces the potential adverse effects of rising interest rates on the Company’s future earnings that normally result from holding long-term fixed-rate loans. The Company has not been an originator or purchaser of option adjustable rate or “no documentation” portfolio loans and the portfolio does not include any mortgage loans that are considered “sub-prime.” Management expects that in 2008 the Company’s portfolio of one-to-four family mortgage loans will continue to decrease as most new loan originations will be made as a broker for the third party. During 2007, consumer loans increased by $12.2 million, or 17.3%, to $82.4 million at December 31, 2007. Approximately $67.0 million, or 81.3%, of these consumer loans were home equity loans and lines of credit secured by a second lien on residential properties. These loans typically have a loan-to-value ratio of 90% or less (including any senior liens) and are secured by owner-occupied residential properties located in the Company’s normal lending area. Management plans to continue to grow its portfolio of consumer loans in 2008 by implementing an incentive plan for its retail branch managers and creating marketing campaigns directed toward growing outstanding home equity loans and lines of credit. Commercial business loans increased by $1.4 million, or 4.3%, to $33.6 million. Management expects similar growth of its commercial business loans in 2008.

In order to facilitate continued loan growth during 2008, the Company plans to open a full-service office in Rock Hill, South Carolina during the first quarter of 2008. Also, the Company added one commercial lender and one business banker during the fourth quarter of 2007. However, the Company’s ability to grow the existing loan portfolio is largely dependent on the local economy of the Charlotte metropolitan area. Management will also continue to focus on maintaining the current credit quality of the portfolio and will not forsake the credit quality of the loan portfolio for additional growth.

Cash and cash equivalents increased by $3.5 million, or 13.4%, from $26.2 million at December 31, 2006, to $29.7 million at December 31, 2007. This increase was primarily due to an $18.8 million decrease in investment securities, a $28.0 million increase in deposits, a $10.3 million increase in borrowed money, net proceeds of $1.3 million from the sale of real estate acquired through foreclosure, loans and fixed assets, and net income of $5.7 million in 2007. These increases in cash and cash equivalents were partly offset by loan growth of $44.6 million, a $9.2 million increase in mortgage-backed securities, stock repurchases of $6.4 million, and the payment of $2.5 million in cash dividends during 2007. Management expects that cash and cash equivalents will decrease in 2008 as excess liquidity is invested in new loans and higher-yielding investment securities.

Investment securities decreased by $18.8 million, or 28.8%, from $65.3 million at December 31, 2006, to $46.5 million at December 31, 2007. This decrease was primarily the result of the sale of $8.7 million in investment securities and $19.4 million in normal maturities and calls. Approximately $5.7 million of the investments sold were long-term AAA-rated bank-qualified municipal securities that were issued by various municipalities that carried an underlying credit rating of less than AA. These securities were insured as AAA-rated obligations by large bond insurance companies that had a higher than expected exposure to sub-prime investments, resulting in a potential downgrade from the credit rating agencies from their current AAA rating. The sale of these municipal securities was effected in order to protect the Company from a potential downgrade from the current AAA rating, that could have resulted in a possible “other-than-temporary impairment” on these securities. As of December 31, 2007, the Company’s municipal bond portfolio totaled $31.8 million. Management expects that the remaining municipal bond portfolio has sufficient credit support from the underlying municipalities and diversity among the bond insurance companies to adequately mitigate any adverse effects of possible downgrades from the current AAA rating of one or more of the bond insurance companies. This decrease in investment securities was partly offset by the purchase $9.8 million in investment securities in 2007. Mortgage-backed securities increased by $9.2 million, or 15.2%, from $60.7 million at the end of 2006, to $69.9 million at the end of 2007. This increase was primarily due to the purchase of $28.7 million of mortgage-backed securities, which was partly offset by the maturity and principal amortization of $12.4 million of mortgage-backed securities and the sale of $8.3 million of mortgage-backed securities during the year. Management expects that in 2008 the principal amortization of its mortgage-backed securities portfolio will be higher than the principal amortization experienced in 2007 as mortgage loan interest rates are expected to decrease in 2008. Management plans to reinvest the proceeds received from mortgage-backed securities into higher-yielding commercial and consumer loans as cash flows are generated from these investments through maturities and principal and interest payments.

Premises and equipment decreased by $322,000, or 1.5%, to $18.0 million at December 31, 2007. Normal depreciation during 2007 amounted to $1.2 million. In addition, in 2007 the Company sold the vacant operations center of the former Citizens Bank and a right-of-way parcel of land for approximately $801,000 and purchased a parcel of land for future expansion for $826,000. Plans are underway to open a full-service office in York County, South Carolina in the first quarter of 2008 in a leased facility. Also in 2008, the Company will be pursuing additional branch sites in its existing market area as opportunities arise.

Total liabilities increased by $37.7 million, or 5.7%, from $657.4 million at December 31, 2006, to $695.1 million at December 31, 2007. This increase was primarily due a $30.0 million, or 5.0%, increase in deposits. Total deposits increased from $562.8 million at December 31, 2006, to $590.8 million at December 31, 2007. Core deposits, which management considers checking accounts, money market accounts, and savings accounts, increased by $19.5 million, or 8.7%, during 2007. Management is committed to increasing core deposits and building new and enhancing existing customer relationships through improving technology, expanding its branch network and focused marketing efforts. In 2007 the Company developed two new products for both its commercial and retail customers that significantly contributed to the strong growth in core deposit in 2007. The first product is our remote deposit capture, which gives our commercial customers the ability to make deposits remotely without physically visiting a branch office. This allows our commercial sales force the opportunity to solicit business from commercial customers that may not be located near an existing branch office. The second product includes a new “no strings attached” high-yield checking account product that compares favorably with some of our competitors’ products that offer a higher interest rate, but includes numerous conditions in order to receive the higher rate. In addition, we now offer all-day banking, which eliminated the 2:00 pm cutoff for current day processing of deposits. In 2008 we plan to continue to market these and other core products in our local area through normal media outlets and through incentive plans paid to employees for new core customer accounts. Time deposits increased by $8.5 million, or 2.5%, to $347.1 million at December 31, 2007. Management is focused on growing its deposit base from within the Company’s market area. However, from time to time brokered time deposits may be used as an additional source of liquidity as needed. As of December 31, 2007, approximately $3.6 million, or 0.6% of total deposits, were brokered time deposits.

Borrowed money, which includes subordinated debt and retail repurchase agreements, increased by $10.3 million, or 12.0%, from $86.0 million at the end of 2006 to $96.3 million at the end of 2007. Management will use borrowed money as an additional source of liquidity as needed. In addition, from time to time, management may use borrowed money to engage in various leverage strategies to increase income as opportunities arise.

Total stockholders’ equity decreased by $2.0 million, or 2.2%, from $86.0 million at December 31, 2006 to $84.0 million at December 31, 2007. This decrease was primarily due to the repurchase of 515,637 shares of common stock for $6.4 million at an average price of $12.53 per share. These shares were repurchased as a part of stock repurchase plans announced in November 2007, January 2007 and January 2006. The January 2006 repurchase plan provided for the repurchase of 200,000 shares, or 2.5% of the outstanding shares. All of the shares authorized under this plan were repurchased by January 2007. The January 2007 repurchase plan provided for the repurchase of 400,000 shares, or 5.0% of the outstanding shares. All of the shares authorized under this plan were repurchased by November 2007. The November 2007 repurchase plan provided for the repurchase of 200,000 shares, or 2.5% of the outstanding shares. As of December 31, 2007, the Company had repurchased 106,648 shares under the plan and had 93,352 shares remaining to be repurchased. Management plans to continue to repurchase shares of common stock in the Company at prices that are considered to be attractive and in the best interests of both the Company and its stockholders. The decrease in total stockholders’ equity during 2007 was also partly offset by the payment of $2.5 million in cash dividends, or $0.32 per share. These decreases in stockholders’ equity were partly offset by $5.7 million in net income earned in 2007 and a $648,000 decrease in accumulated net unrealized losses on investments available for sale.

Results of Operations

The following discussion relates to operations for the year ended December 31, 2007, compared to the year ended December 31, 2006, as well as the year ended December 31, 2006, compared to the year ended December 31, 2005. The net income of the Company is heavily dependent upon net interest income. Net interest income is the difference between the interest earned on loans, investment and mortgage-backed securities, and interest-bearing deposits in other banks, offset by the interest paid on deposits and borrowings.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

Net income was $5.7 million, or $0.73 per diluted share, for the year ended December 31, 2007, compared to $5.5 million, or $0.67 per diluted share, for the year ended December 31, 2006. The earnings resulted in a return on average equity of 6.68% in 2007, compared to 6.42% in 2006, and a return on average assets of 0.75% in 2007, compared to 0.76% in 2006.

Net interest income decreased by $405,000, or 2.0%, to $20.2 million for the year ended December 31, 2007, compared to $20.6 million for the year ended December 31, 2006. This decrease was largely due to a 19 basis point decrease in the net interest margin from 3.33% for 2006 to 3.14% for 2007. The compression of the net interest margin was caused in part by a series of three decreases in the federal funds rate by the Federal Reserve Board during the second half of 2007 that resulted in a 100 basis point decrease in the prime lending rate during the year to 7.25% at the end of 2007. At December 31, 2007, the Company had approximately $251 million in loans, or 45% of the Company’s loan portfolio, repricing each month, the majority of which were tied to the prime lending rate. While market interest rates were generally higher in 2007 than in 2006, this sharp decrease in short-term interest rates over a short period of time (less than four months) at the end of 2007 did not provide sufficient time for many of the Company’s time deposits to reprice at a lower interest rate. As a result, the yield on assets for 2007 did not grow as fast as the increase in the cost of funds, causing the spread between interest-earning assets and interest-bearing liabilities to decrease from 3.10% to 2.84%. When short-term interest rates stabilize, the Company’s net interest margin should begin to expand as its portfolio of time deposits reprices at lower market rates without any offsetting decreases in the yield on its prime-based loan portfolio. During 2007, the Company’s ratio of average interest-earning assets to average interest-bearing liabilities increased from 106.5% in 2006 to 107.3% in 2007. This increasing ratio of average interest-earning assets to average interest-bearing liabilities partly offset the negative effect of the decreased net interest margin.

Interest income for the year ended December 31, 2007, increased by $3.8 million, or 8.9%, to $46.7 million. This increase was largely due to the fact that average interest-earning assets increased by $37.9 million, or 6.1%, from $625.1 million in 2006 to $663.0 million in 2007. In addition, while short-term interest rates fell during the last four months of 2007, the increases in the prime lending rate during 2006, which were unchanged for the first three quarters of 2007, resulted in a 23 basis point increase in the yield on interest-earnings assets to 7.13% for 2007. Average outstanding loans increased by $33.6 million, or 6.8%, from $493.3 million to $526.9 million, while the average yield on loans increased from 7.59% to 7.72% from 2006 to 2007. These changes were primarily the result of organic loan growth during the year, and higher market interest rates during the first three quarters of 2007. As a result, interest income on loans increased by $3.2 million, or 8.6%, to $40.7 million in 2007.

Interest earned on interest-bearing bank balances decreased by $392,000, or 46.8%, to $446,000 in 2007. The average balance of interest-bearing bank balances decreased by $7.3 million, or 43.6%, to $9.4 million and the average yield on these deposits decreased by 25 basis points to 4.76%. Interest earned on investment securities increased by $1.0 million, or 47.5%, to $3.2 million in 2007. Tax equivalent adjustments using a 34% tax rate were made to interest income on investment securities in the amounts of $557,000 and $191,000 for 2007 and 2006, respectively. This increase in interest income was primarily due to an $11.5 million, or 22.8%, increase in the average outstanding balance of investment securities to $62.0 million in 2007. The average tax-equivalent yield on investment securities increased by 87 basis points to 5.20% for 2007 due to the increased level of short-term interest rates during the first three quarters of 2007 and an increased level of higher-yielding municipal securities during 2007. Interest income from mortgage-backed securities increased by $304,000, or 11.5%, to $2.9 million in 2007. This increase was largely due to a 47 basis point increase in the average yield from 4.08% in 2006 to 4.55% in 2007. The average balance of mortgage-backed securities increased by 0.7% to $64.6 million for 2007. The increase in the average yield on mortgage-backed securities was due in part to slower prepayment levels resulting from higher mortgage interest rates during the year. Management expects the levels of investment and mortgage-backed securities will decline during 2008, with the proceeds of any sales, maturities, and normal amortization to be used to fund additional loan originations, stock repurchases, and repayments on maturing borrowed money.

Interest expense increased $4.2 million, or 18.9%, to $26.5 million for the year ended December 31, 2007. This increase was largely due to average interest-bearing liabilities increasing by $31.3 million, or 5.3%, from $586.8 million in 2006 to $618.1 million in 2007. In addition, the average cost of funds increased by 49 basis points to 4.29% in 2007. Interest expense on deposits increased $4.2 million, or 23.3%, to $22.3 million in 2007. This increase was primarily due to a $34.8 million, or 7.0%, increase in average deposits in 2007 and a 55 basis point increase in the cost of deposits to 4.17% in 2007. Average deposits increased due to organic growth generated from the Company’s normal market area. The cost of funds increased due to the increase in short-term rates during 2006 which remained in effect for the first three quarters of 2007. Interest paid on borrowed money increased by $9,000, or 0.2%, to $4.2 million in 2007. Average borrowings decreased by $3.5 million, or 4.0%, to $82.7 million for 2007, while the average rate paid on borrowings increased from 4.85% in 2006 to 5.06% in 2007 due to the maturities of lower costing borrowings during the year. Management expects that short-term interest rates will continue to decline in 2008, resulting in lower costs of funds for deposits and borrowings. The Company may increase the level of borrowings to provide liquidity for operating purposes, to purchase investment securities, repurchase stock, etc. If these borrowing levels increase, there will be a corresponding increase in interest expense.

The Company provided $1.3 million and $1.2 million in loan loss provisions for the years ended December 31, 2007 and 2006, respectively. The allowance for loan losses as a percentage of total loans was 1.10% at December 31, 2007, and 1.12% at December 31, 2006. The provision for loan losses increased due to strong organic growth in the Company’s loan portfolio of $44.6 million, coupled with net charge-offs of $910,000 during the year. The level of nonperforming loans decreased by $1.2 million, to $1.8 million at December 31, 2007. As a result, the Company generated lower late fees generated from delinquent loans and the ratio of nonperforming loans to net loans decreased from 0.58% at December 31, 2006, to 0.32% at December 31, 2007. Also, real estate owned increased by $390,000 to $529,000 at December 31, 2007. The Company has not been an originator or purchaser of option adjustable rate or “no documentation” portfolio loans and the Company’s loan portfolio does not include any mortgage loans that are considered “sub-prime.” Therefore, none of the foreclosures were the result of any “sub-prime” activity by the Company. The properties acquired through foreclosure consist of 13 one-to-four family residential properties located in the Company’s normal lending area. These properties are in various stages of disposition. Nonperforming assets decreased by $809,000 to $2.3 million at December 31, 2007, resulting in decrease in the ratio of nonperforming assets to total assets from 0.42% at December 31, 2006, to 0.30% at December 31, 2007. Refer to “Allowance for Loan Losses” within Item 7 for further discussion.

For the year ended December 31, 2007, noninterest income increased by $422,000, or 6.9%, from $6.1 million to $6.6 million. The Company experienced an increase of $352,000 from mortgage banking activities. This was largely due to strong mortgage-banking activity during most of 2007. Mortgage banking activity slowed toward the end of 2007; however, management expects that long-term mortgage lending rates will be more attractive in 2008, resulting in steady mortgage lending activity for 2008. The Company also recognized $112,000 in net life insurance proceeds as a result of the untimely death of one of the Company’s officers after a courageous fight with cancer. These increases in noninterest income were partly offset by decreases of $133,000 in fee income received on deposit accounts, $161,000 in lower fee income received from lending activities, and $85,000 from the fair value adjustment on deferred compensation assets. The decrease in fee income on deposit accounts was largely due to the trend of lower fees generated from overdrawn checking accounts. Management believes that this negative trend is industry-wide. However, the negative trend has slowed recently and a continued focus on growing retail and commercial checking accounts should result in a moderate improvement in fee income on deposit accounts in 2008. Loan fee income decreased primarily as a result of fewer fees generated on commercial real estate and construction loans, as well as lower late fees generated from delinquent loans. The trend in 2008 will largely depend on the Company’s ability to increase loan activity in a slowing economy. The decrease in the fair value adjustment on deferred compensation assets is offset by a corresponding decrease in compensation expense, resulting in no net impact on net income.

Net gain on sale of assets increased by $254,000 to $323,000 in 2007. During the year ended December 31, 2007, the Company sold $8.7 million in investment securities and $8.3 million in mortgage-backed securities at a combined net loss of $74,000, $334,000 of real estate acquired through foreclosure at a net loss of $17,000, $202,000 of loans at a net gain of $5,000, and $801,000 of fixed assets at a net gain $409,000. During the year ended December 31, 2006, the Company sold $98,000 in investment securities and $2.2 million in mortgage-backed securities at a combined net loss of $41,000. In addition, during 2006 the Company sold $648,000 in premises and equipment, and $914,000 in real estate acquired through foreclosure at a net gain of $111,000.

Noninterest expense increased by $352,000, or 2.0%, from $17.5 million in 2006 to $17.9 million in 2007. This increase was largely due to a $335,000, or 3.6%, increase in compensation expense from $9.4 million in 2006 to $9.7 million in 2007. Additional staffing is expected in 2008 due to the expected opening of a new full-service branch office in the first quarter of 2008. Occupancy expense increased by $34,000, or 1.3%, to $2.6 million in 2007. The Company opened one mortgage loan origination office in leased space during 2007. The Company plans to open a full-service office in Rock Hill, South Carolina in the first quarter of 2008 which will be located in a leased building and will replace the existing loan production office in Rock Hill. The decrease in the amortization of intangible assets was due to the normal decrease associated with amortizing the core deposit intangible on an accelerated basis. Estimated amortization expense in 2008 is expected to be $512,000, compared to $629,000 in 2007. Also, in 2007, there were no merger-related expenses as compared to $57,000 in 2006. The expenses incurred in 2006 were attributable to the acquisition of Trinity Bank in October of 2005.

The Company’s provision for income taxes was $1.9 million and $2.6 million for the years ended December 31, 2007 and 2006, respectively. The change was primarily due to a $460,000 decrease in pretax income. The effective tax rate decreased from 32.4% to 25.6% due to a larger percentage of income being derived from tax-advantaged assets such as municipal securities, U.S. Government Agency securities, and bank-owned life insurance that generate tax-exempt income. Management expects to decrease its level of income generated from tax-advantaged sources in 2008, resulting in an increase in the effective tax rate for 2008.

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

Net interest income increased by $5.2 million, or 33.3%, to $20.6 million during the year ended December 31, 2006, compared to $15.5 million for the year ended December 31, 2005. This increase was largely due to the fact that the Company received the benefit of the Trinity acquisition for only two months in 2005 compared to the full 12 months in 2006. This increase was also due in part to a seven basis point increase in the average net interest rate spread from 3.03% for 2005 to 3.10% for 2006. This increase was largely due to a series of 25 basis point increases in the federal funds rate by the Federal Reserve Board during the first half of 2006 that resulted in a 100 basis point increase in the prime-lending rate during the year to 8.25% at December 31, 2006. Approximately 54% of the Company’s loan portfolio repriced each month at December 31, 2006, the majority of which was tied to the prime lending rate. This also contributed to a seven basis point increase in the Company’s net interest margin from 3.26% in 2005 to 3.33% in 2006. During 2006, the Company’s ratio of average interest-earning assets to average interest-bearing liabilities decreased from 109.40% in 2005 to 106.53% in 2006. This declining ratio of average interest-earning assets to average interest-bearing liabilities, which partly offset the positive effect of the increased net interest rate spread, was due primarily due to the repurchase of 207,088 shares of common stock for $2.6 million.

Interest income for the year ended December 31, 2006 increased by $16.0 million, or 59.3%, to $42.9 million. This increase was largely due to the fact that the Company received the benefit of the Trinity acquisition for only two months in 2005 compared to the full 12 months in 2006. Partly as a result of the acquisition, average interest-earning assets increased by $145.6 million, or 30.4%, from $479.5 million in 2005 to $625.1 million in 2006. In addition, due to increases in the prime lending rate during 2006, the yield on interest-earnings assets increased by 125 basis points to 6.90% for 2006. Average outstanding loans increased by $145.6 million, or 41.9%, from $347.7 million to $493.3 million, while the average yield on loans increased from 6.36% to 7.59% from 2005 to 2006. These changes were primarily the result of acquiring $112.8 million in loans in the Trinity acquisition in October 2005, organic loan growth of $42.2 million during the year, and a 100 basis point increase in the prime-lending rate during the year. As a result, interest income on loans increased by $15.3 million, or 69.2%, to $37.4 million in 2006.

Interest earned on interest-bearing bank balances increased by $375,000, or 81.0%, to $838,000 in 2006. The average balance of interest-bearing bank balances increased by $3.3 million, or 24.8%, to $16.7 million and the average yield on these deposits increased by 155 basis points to 5.01%. Interest earned on investment securities, including tax-equivalent adjustments of $191,000 in 2007 and $155,000 in 2006, increased by $430,000, or 24.5%, to $2.1 million in 2006. This increase in interest income was primarily due to a $5.4 million, or 12.0%, increase in the average outstanding balance of investment securities to $50.5 million in 2006. The average yield on investment securities increased by 43 basis points to 4.33% for 2006 due to the increased level of short-term interest rates during 2006. Interest income from mortgage-backed securities decreased by $118,000, or 4.3%, to $2.6 million in 2006. This decrease was largely due to an $8.7 million, or 11.9%, decrease in the average balance of mortgage-backed securities to $64.5 million during 2006. Also, during 2006, the average yield on mortgage-backed securities increased from 3.76% to 4.08%, due in part to slower prepayment levels resulting from higher mortgage interest rates during the year.

Interest expense increased $10.8 million, or 94.3%, to $22.3 million for the year ended December 31, 2006. This increase was largely due to the fact that the Company received the benefit of the Trinity acquisition for only two months in 2005 compared to the full 12 months in 2006. Partly as a result of the acquisition, average interest-bearing liabilities increased by $148.5 million, or 33.9%, from $438.3 million in 2005 to $586.8 million in 2006. In addition, the average cost of funds increased by 118 basis points to 3.80% in 2006. Interest expense on deposits increased $9.1 million, or 101.7%, to $18.1 million in 2006. This increase was primarily due to a $128.5 million, or 34.5%, increase in average deposits in 2006 and a 120 basis point increase in the cost of deposits to 3.62% in 2006. Average deposits increased due to $135.6 million in deposits acquired from Trinity in October 2005 and $45.3 million in organic growth. The cost of funds increased due to the 100 basis point increase in short-term rates during 2006. Interest paid on borrowed money increased by $1.7 million, or 67.6%, to $4.2 million in 2006. Average borrowings increased by $20.0 million, or 30.2%, to $86.2 million for 2006, while the average rate paid on borrowings increased from 3.76% in 2005 to 4.85% in 2006 due to higher market interest rates in 2006.

The Company provided $1.2 million and $985,000 in loan loss provisions for the years ended December 31, 2006 and 2005, respectively. The allowance for loan losses as a percentage of loans was 1.12% at December 31, 2006, and 1.08% at December 31, 2005. The provision for loan losses increased due to strong organic growth in the Company’s loan portfolio of $42.1 million, coupled with net charge-offs of $505,000 during the year. The level of nonperforming loans increased by $460,000, to $3.1 million at December 31, 2006. As a result, the ratio of nonperforming loans to net loans increased from 0.54% at December 31, 2005, to 0.58% at December 31, 2006. Also, real estate owned decreased by $1.0 million to $139,000 at December 31, 2006. The properties acquired through foreclosure consist of one one-to-four family residential property and one residential lot. These properties are in various stages of disposition. As a result, the ratio of nonperforming assets to total assets decreased from 0.53% at December 31, 2005, to 0.42% at December 31, 2006.

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

Net Interest Income

The net income of the Company is heavily dependent upon net interest income. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. The following table sets forth certain information relating to the Company for the years ended December 31, 2007, 2006 and 2005. For the years indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. Tax equivalent adjustments using a 34% tax rate were made to interest income on tax-exempt investment securities, such as municipal bonds, in the amounts of $557,000, $191,000, and $155,000 for 2007, 2006 and 2005, respectively.

Average Balances and Net Interest Income Analysis

	December 31, 2007			December 31, 2006			December 31, 2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$526,913	$40,679	7.72%	$493,324	$37,448	7.59%	$347,720	$22,128	6.36%
Interest-bearing bank deposits	9,426	446	4.73	16,715	838	5.01	13,394	463	3.46
Investment securities (2)	62,044	3,227	5.20	50,537	2,188	4.33	45,113	1,758	3.90
Mortgage-backed securities	64,595	2,940	4.55	64,549	2,636	4.08	73,283	2,754	3.76
Total interest-earning assets (2)	662,978	47,292	7.13	625,125	43,110	6.90	479,510	27,103	5.65
Noninterest-earning assets	90,107			91,809			63,801

Total assets	$753,085			$716,934			$543,311

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand deposit accounts	$52,810	$917	1.74%	$51,495	$662	1.29%	$36,798	$211	0.57%
Money market deposit accounts	126,247	4,909	3.89	109,553	4,187	3.82	78,092	1,791	2.29
Savings accounts	14,093	82	0.58	19,569	150	0.77	26,219	159	0.61
Certificates of deposit	342,259	16,407	4.79	320,008	13,104	4.09	231,000	6,816	2.95
Borrowed funds	82,717	4,185	5.06	86,183	4,176	4.85	66,199	2,492	3.76
Total interest-bearing liabilities	618,126	26,500	4.29	586,808	22,279	3.80	438,308	11,469	2.62
Noninterest-bearing deposits	39,893			35,310			23,218
Noninterest-bearing liabilities	10,282			9,781			7,423
Total liabilities	668,301			631,899			468,949

Stockholders’ equity	84,784			85,035			74,362

Total liabilities and equity	$753,085			$716,934			$543,311

Net interest income (2)		$20,792			$20,831			$15,634

Interest rate spread (3)			2.84%			3.10%			3.03%

Net interest margin (4)			3.14%			3.33%			3.26%

Ratio of average interest-earning assets to avg. int.-bearing liabilities		107.26%			106.53%		109.40%

(1)	Average loan balances include nonaccrual loans.
(2)	Yields and interest income on tax-exempt investments have been adjusted on a tax equivalent basis using 34% for 2007, 2006, and 2005.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-earning liabilities.
(4)	Net interest margin is calculated by dividing net interest income by average interest-earning assets.

Changes in interest income and expense can result from changes in both volume and rates. The following table sets forth information regarding changes in our interest income and interest expense for the periods indicated. For each category of our interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (changes in rate multiplied by old volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Volume and Rate Variance Analysis

	For The Year Ended			For the Year Ended
	December 31, 2007 vs. December 31, 2006			December 31, 2006 vs. December 31, 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans receivable	$2,584	$647	$3,231	$10,489	$4,831	$15,320
Interest-bearing bank deposits	(347)	(45)	(392)	133	243	375
Investment securities	551	488	1,039	224	205	429
Mortgage-backed securities	2	302	304	(432)	314	(118)

Total interest income	2,790	1,392	4,182	10,414	5,593	16,007

Interest expense:
Deposits	1,593	2,619	4,212	4,109	5,017	9,126
Borrowed funds	(92)	101	9	863	821	1,684

Total interest expense	1,501	2,720	4,221	4,972	5,838	10,810

Net interest income	$1,289	$(1,328)	$(39)	$5,442	$(245)	$5,197

Loans

The Company generally makes commercial real estate loans, commercial business loans, consumer loans, and residential mortgage loans within its market area. In the past, we concentrated our lending activities on conventional first mortgage loans secured by one-to-four family properties. However, since converting to a stock company in 1998, the Company has focused more of its lending activities on construction loans, nonresidential real estate loans, commercial business loans and consumer loans. A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. The Company has a diversified loan portfolio with no material concentrations to any one borrower or industry.

Our lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by our Board of Directors. Loan originations come from a number of sources including real estate agents, home builders, walk-in customers, referrals and existing customers. Loan officers also call on local businesses soliciting commercial products. We advertise our loan products in various print media including local newspapers as well as the Company’s website. In our marketing, we emphasize our community ties, personalized customer service, and an efficient underwriting and approval process. All real estate collateral is appraised or evaluated in accordance with regulatory requirements. On new loan originations, we require hazard, title and, to the extent applicable, flood insurance on all security property. The amounts and types of loans outstanding over the past five years are shown on the following table.

Loan Portfolio

	December 31, 2007		December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$78,572	14.03%	$83,265	16.16%	$98,635	20.83%
Multifamily residential	19,717	3.52	21,726	4.22	24,594	5.19
Construction	90,949	16.24	76,505	14.85	62,687	13.24
Nonresidential	254,782	45.50	231,265	44.89	185,319	39.13
Total real estate loans	444,020	79.29	412,761	80.12	371,235	78.39
Commercial business loans	33,583	6.00	32,202	6.25	30,128	6.36
Consumer loans	82,363	14.71	70,209	13.63	72,237	15.25

Total gross loans	559,966	100.00%	515,172	100.00%	473,600	100.00%
Less:
Deferred loan fees (costs), net	10		(230)		264
Allowance for loan losses	6,144		5,764		5,104
Total loans, net	$553,812		$509,638		$468,232

	December 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$91,714	28.92%	$102,751	34.48%
Multifamily residential	10,632	3.35	11,987	4.02
Construction	25,033	7.89	8,913	2.99
Nonresidential	114,551	36.12	94,357	31.66
Total real estate loans	241,930	76.28	218,008	73.15
Commercial business loans	14,002	4.41	14,001	4.70
Consumer loans	61,245	19.31	66,020	22.15

Total gross loans	317,177	100.00%	298,029	100.00%
Less:
Deferred loan fees, net	21		34
Allowance for loan losses	3,029		2,969
Total loans, net	$314,127		$295,026

Our Board of Directors must approve all loans in excess of $3.5 million, or in any amount to borrowers with existing exposure to us in excess of $3.5 million, or in any amount that when added to the borrower’s existing exposure to us causes such total exposure to be in excess of $3.5 million. In addition, all unsecured loans in excess of $500,000, or in any amount that when added to a borrower’s existing unsecured exposure to us causes such unsecured exposure to be in excess of $500,000, must be approved by our Board of Directors. Loans of $3.5 million or less, or customers with exposure (including the proposed loan) of $3.5 million or less, or unsecured loans of $500,000 or less, or customers with unsecured exposure (including the proposed loan) of $500,000 or less, as applicable, may be approved individually or jointly by our lending officers within loan approval limits delegated by our Board of Directors. In addition, the Board of Directors has delegated “incremental” loan approval limits to certain lending officers which allow them to approve a new loan to an existing customer in an amount equal to, or less than, their incremental loan limit that would otherwise require approval by the Board of Directors or the additional approval of another lending officer. Any loan approved by a lending officer using their incremental loan limit must be ratified by the Board of Directors or approved by another lending officer, as applicable, after the loan has been made.

The following table represents the maturity distribution of the Company's loans by type, including fixed-rate loans, as of December 31, 2007. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

Maturity Distribution of Loan Portfolio

	One year	One to	Over Five
	or Less	Five Years	Years	Total
	(in thousands)
Real Estate:
One-to-four family residential	$2,148	$4,986	$71,438	$78,572
Multifamily residential	2,924	7,520	9,274	19,718
Construction	58,944	27,101	4,904	90,949
Nonresidential	73,753	151,958	29,070	254,781
Commercial business	17,315	15,374	894	33,583
Consumer	2,083	13,636	66,644	82,363
Total loans	$157,167	$220,575	$182,224	$559,966

The following table sets forth the dollar amount of all loans as of December 31, 2007, for which final payment is not due until after December 31, 2008. The table also shows the amount of each type of loan that has a fixed rate of interest and those that have an adjustable rate of interest.

Interest Rate Distribution of Loan Portfolio

	Fixed Rates	Adjustable Rates	Total
	(in thousands)
Real Estate Loans:
One-to-four family residential	$21,132	$55,292	$76,424
Multifamily residential	5,925	10,868	16,793
Construction	20,114	11,891	32,005
Nonresidential	110,432	70,597	181,029
Total real estate loans	157,603	148,648	306,251
Commercial business	12,299	3,969	16,268
Consumer loans	11,879	68,401	80,280
Total loans	$181,781	$221,018	$402,799

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

Nonperforming Assets and Delinquencies. When a borrower fails to make a required payment on a loan, we attempt to cure the deficiency by contacting the borrower and collecting the payment. Computer generated late notices are mailed 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and we will attempt to work out a payment schedule and actively encourage delinquent residential mortgage borrowers to seek home ownership counseling. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. Loans are placed on nonaccrual status generally if, in the opinion of management, principal or interest payments are not likely in accordance with the terms of the loan agreement, such as when principal or interest is past due 90 days or more. Interest accrued but not collected at the date the loan is placed on nonaccrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments are under 90 days past due or, in the opinion of management, collection of the remaining past due balances can be reasonably expected. Our Board of Directors is informed monthly of the total amount of loans which are more than 30 days delinquent. Loans that are more than 90 days delinquent or in foreclosure are reviewed by the Board on an individual basis each month.

The following table sets forth information with respect to our nonperforming assets at the dates indicated. As of such dates, we had one restructured loan totaling $1.0 million within the meaning of SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring.” This loan is current and the customer has met all obligations under the modification agreement.

Schedule of Nonperforming Assets
	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
One-to-four family residential	$159	$473	$681	$627	$193
Multifamily residential	-	-	-	-	-
Construction	-	-	956	-	-
Nonresidential real estate	520	888	397	209	20
Commercial business	146	78	274	30	203
Consumer	221	360	243	80	113
Total nonaccrual loans	1,046	1,799	2,551	946	529
Accruing loans which were contractually past due 90 days or more	766	1,212	-	-	-

Total nonperforming loans	1,812	3,011	2,551	946	529
Real estate owned	529	139	1,157	806	145

Total nonperforming assets	$2,341	$3,150	$3,708	$1,752	$674

Nonperforming loans to total loans	0.32%	0.58%	0.54%	0.30%	0.18%

Nonperforming assets to total assets	0.30%	0.42%	0.53%	0.34%	0.14%

Real Estate Acquired in Settlement of Loans. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Generally, foreclosed assets are held for sale and such assets are carried at the lower of cost or market value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. At December 31, 2007, we had $529,000 in real estate acquired in settlement of loans. This balance is comprised of 13 single-family residences located in the Bank's normal lending area. These properties are in various stages of disposition.

Restructured Loans. Under accounting principles generally accepted in the United States of America, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrowers that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. We had one restructured loan as of December 31, 2007, totaling $1.0 million.

Asset Classification. The OTS has adopted various regulations regarding problem assets of financial institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, we establish specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention.”

As of December 31, 2007, we had $3.4 million of assets classified as substandard and no assets classified as either doubtful or loss. The aggregate amount designated special mention as of December 31, 2007, was $7.8 million. Pursuant to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” management determined that impaired loans were not material as of December 31, 2007.

As of December 31, 2006, we had $6.1 million in assets classified substandard and no assets classified as either doubtful or loss. The aggregate amount designated special mention as of December 31, 2006, was $9.6 million. Pursuant to SFAS No. 114, management determined that impaired loans were not material as of December 31, 2006.

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

At December 31, 2007, we had an allowance for loan losses of $6.1 million. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for risks inherent in the remaining loan portfolios. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination. The following table sets forth an analysis of our allowance for loan losses.

Allowance of Loan Losses
	At and For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Allowance at beginning of period	$5,764	$5,104	$3,029	$2,969	$2,995
Charge-offs:
One-to-four family residential	1	-	5	14	-
Nonresidential mortgage loans	309	-	182	174	-
Commercial business loans	861	484	158	76	-
Consumer loans	83	89	76	14	94
Total charge-offs	1,254	573	421	278	94

Recoveries:
One-to-four family residential	-	-	-	-	-
Nonresidential mortgage loans	-	50	5	1	-
Commercial business loans	296	8	14	4	-
Consumer loans	48	10	2	3	8
Total recoveries	344	68	21	8	8

Net charge-offs	910	505	400	270	86
Provision for loan losses	1,290	1,165	985	330	60
Allowance acquired in acquisition	-	-	1,490	-	-
Allowance at end of period	$6,144	$5,764	$5,104	$3,029	$2,969

Allowance for loan losses to total gross loans	1.10%	1.12%	1.08%	0.95%	1.00%

Net charge-offs to average loans	0.17%	0.10%	0.12%	0.09%	0.03%

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

Allocation of Allowance for Loan Losses

	December 31, 2007		December 31, 2006		December 31, 2005
		% of		% of		% of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$250	14.03%	$300	16.16%	$300	20.83%
Multifamily residential	200	3.52	250	4.22	250	5.19
Construction	900	16.24	750	14.85	500	13.24
Nonresidential	2,494	45.50	2,264	44.89	1,854	39.13
Total real estate loans	3,844	79.29	3,564	80.12	2,904	78.39
Commercial business	1,000	6.00	1,000	6.25	1,000	6.36
Consumer loans	1,300	14.71	1,200	13.63	1,200	15.25
Total allowance for loan losses	$6,144	100.00%	$5,764	100.00%	$5,104	100.00%

	December 31, 2004		December 31, 2003
		% of		% of
	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$250	28.92%	$399	34.48%
Multifamily residential	100	3.35	100	4.02
Construction	300	7.89	150	2.99
Nonresidential	609	36.12	550	31.66
Total real estate loans	1,259	76.28	1,199	73.15
Commercial business	600	4.41	600	4.70
Consumer loans	1,170	19.31	1,170	22.15
Total allowance for loan losses	$3,029	100.00%	$2,969	100.00%

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

Deposit Portfolio Composition

	December 31, 2007		December 31, 2006		December 31, 2005
		Average		Average		Average
	Actual	Interest	Actual	Interest	Actual	Interest
Category	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest bearing demand	$43,571	-%	$37,762	-%	$35,226	-%
Interest bearing demand	58,410	1.7	52,778	1.3	50,263	0.6
Money market deposit	129,687	3.9	117,633	3.8	104,421	2.3
Savings accounts	12,038	0.6	16,027	0.8	23,654	0.6
Certificates of deposit	347,059	4.8	338,602	4.1	303,980	3.0

Total Deposits	$590,765	3.9%	$562,802	3.4%	$517,544	2.3%

The following table indicates the amount of our time deposits (also referred to as certificates of deposits) with a principal balance greater than $100,000 by time remaining until maturity as of December 31, 2007.

Maturities of Time Deposits over $100,000

Maturity Period	2007
(Dollars in Thousands)
Within three months	$31,826
Over three to six months	47,154
Over six to twelve months	36,494
Over twelve months	16,712
Total time deposits over $100,000	$132,186

The following table sets forth the amount of time deposits in the Bank categorized by rates as of December 31st at the dates indicated.

Time Deposit Interest Rate Composition

	2007	2006	2005
	(Dollars in Thousands)
Interest Rate
Less than 2.00%	$599	$940	$4,712
2.01-4.00%	51,520	69,406	222,880
4.01-6.00%	294,940	268,256	76,388
6.01-8.00%	-	-	-
	$347,059	$338,602	$303,980

The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at December 31, 2007.

Time Deposit Maturity Schedule

	During the Years Ended December 31,
				2011
Interest Rate	2008	2009	2010	or Later	Total
	(Dollars in Thousands)
Less than 2.0%	$514	$85	$-	$-	$599
2.01-4.0%	41,471	8,303	1,180	566	51,520
4.01-6.0%	277,901	9,687	6,870	482	294,940
Total	$319,886	$18,075	$8,050	$1,048	$347,059

Capital Adequacy and Resources

OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio. At December 31, 2007, Citizens South Bank’s capital exceeded all applicable requirements. Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank’s capital: 1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2007, Citizens South Bank met the criteria for being considered “well-capitalized.”

Funding for future growth is dependent upon the earnings of the Company and its subsidiaries. At December 31, 2007, the Company had a capital-to-assets ratio of 10.79%. As such, the Company fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements. The Company plans to continue to repurchase its shares of common stock in the open market from time to time as market conditions warrant. During 2007, the Company repurchased 514,637 shares of common stock for a total purchase price of $6.4 million.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such in brokered deposits and borrowings, including Federal Home Loan Bank (“FHLB”) advances. The Company has approximately $130 million in additional advances available from its line of credit from the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company may also solicit brokered deposits for providing funds for asset growth.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could effect the Company's liquidity position. At December 31, 2007, the Company had loan commitments of $41.5 million, $4.2 million in undisbursed construction loan proceeds, and unused lines of credit of $148.3 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

Under existing contractual obligations, the Company will be required to make payments in future periods. The following table presents aggregated information about payments due under such contractual obligations at December 31, 2007. The Company expects that a portion of the deposits will not be renewed upon maturity. If there is a higher than normal level of time deposits that are not renewed at maturity, then the Company may experience a decrease in liquidity. This may result in the Company offering higher than market interest rates to maintain deposits, which would increase interest expense. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less.

Contractual Maturities

	Payments Due by Period at December 31, 2007
	One Year	One to	Over Three	Over Five
	Or Less	Three Years	to Five Years	Years	Total
	(Dollars in Thousands)
Borrowed Funds	$28,320	$16,000	$26,500	$25,464	$96,284
Deposits	563,619	26,124	1,022	-	590,765
Lease Obligations	440	671	372	-	1,483

Total	$592,379	$42,795	$27,894	$25,464	$688,532

Management of Market Risks

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest risks. The risk of loss can be reflected in diminished market values and/or reduced net interest income in future periods.

The Company’s most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The structure of the Company's loan and deposit portfolios is such that significant declines in interest rates could adversely impact net interest income. The Company does not maintain a trading account, nor is it subject to currency exchange risk or commodity price risk. The Company's Asset/Liability Committee ("ALCO") is responsible for monitoring and managing exposure to interest rate risk, as discussed below in "Interest Rate Sensitivity".

Interest Rate Sensitivity

The Company's ALCO monitors the Company's level of interest rate sensitivity and ensures that the level of sensitivity of the Company's net portfolio value is maintained within limits established by the Board of Directors. Through such management, the ALCO seeks to reduce the vulnerability of the Company's operations to changes in interest rates. During the past year, the ALCO utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of short-term commercial business loans and nonresidential mortgage loans; (2) emphasizing the origination of adjustable-rate home equity lines of credit; (3) emphasizing the origination and retention of adjustable-rate one-to-four family residential mortgage loans; (4) originating all new fixed-rate mortgage loans as a broker for a third party; and (5) focusing on growing the Company’s core deposit portfolio.

The Office of Thrift Supervision requires the computation of amounts by which the net present value of the Bank's cash flow from assets, liabilities, and off balance sheet items (the Bank’s net portfolio value or "NPV") and the net interest income (“NII”) of the Bank would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on a bank’s NPV and NII from instantaneous and permanent one hundred- to three hundred-basis point increases and decreases in market interest rates. The following table presents the Bank’s projected change in NPV and NII at December 31, 2007, as calculated by an independent third party, based upon information provided by the Bank. The Bank’s level of sensitivity, given a hypothetical, immediate, and sustained change in interest rates from + 300 basis points to - 300 basis points, is within the range of acceptable sensitivity established by the Board of Directors and is detailed on the following table.

Interest Rate Sensitivity

Hypothetical, Immediate,	Estimated Theoretical		Estimated Theoretical
and Sustained	Net Interest Income		Net Portfolio Value
Changes in Interest Rates	Amount	% Change	Amount	% Change
	(Dollars in Thousands)
300 basis point rise	$22,699	2.4%	$90,154	-13.7%
200 basis point rise	22,612	2.0%	95,119	-9.0%
100 basis point rise	22,438	1.3%	100,181	-4.1%
No change	20,160	-%	104,476	-%
100 basis point decline	22,207	0.2%	107,273	2.7%
200 basis point decline	22,042	-0.5%	107,638	3.0%
300 basis point decline	21,714	-2.1%	110,103	5.4%

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

Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in Thousands, Except per Share Data)
2007
Interest income	$11,365	$11,585	$11,943	$11,842
Interest expense	6,319	6,513	6,840	6,829
Net interest income	5,046	5,072	5,103	5,013
Provision for loan losses	330	330	300	330
Net int. income after provision for loan losses .	4,716	4,742	4,803	4,683
Noninterest income	1,530	1,988	1,534	1,511
Noninterest expense	4,285	4,617	4,554	4,439
Income before income taxes	1,961	2,113	1,783	1,755
Income taxes	561	524	434	428
Net income	$1,400	$1,589	$1,349	$1,327
Per share data:
Net income:
Basic	$0.18	$0.21	$0.18	$0.18
Diluted	0.18	0.20	0.18	0.18
Cash dividends declared	0.08	0.08	0.08	0.08
Common stock price:
High	13.40	13.00	12.99	12.33
Low	12.13	12.38	12.09	9.72

2006
Interest income	$9,866	$10,482	$11,125	$11,446
Interest expense	4,767	5,268	5,923	6,321
Net interest income	5,099	5,214	5,202	5,125
Provision for loan losses	285	280	300	300
Net int. income after provision for loan losses .	4,814	4,934	4,902	4,825
Noninterest income	1,414	1,369	1,643	1,715
Noninterest expense	4,545	4,282	4,388	4,329
Income before income taxes	1,683	2,021	2,157	2,211
Income taxes	496	674	719	728
Net income	$1,187	$1,347	$1,438	$1,483
Per share data:
Net income:
Basic	$0.15	$0.17	$0.18	$0.19
Diluted	0.15	0.17	0.18	0.18
Cash dividends declared	0.075	0.075	0.075	0.075
Common stock price:
High	13.35	12.80	13.86	13.28
Low	12.35	11.94	12.25	12.57

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item in contained in Item 7. above under the captions and "Capital Adequacy and Resources", “Liquidity” and "Management of Market Risk".

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens South Banking Corporation
Gastonia, North Carolina

We have audited the accompanying consolidated statements of financial condition of Citizens South Banking Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens South Banking Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens South Banking Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008, expressed an unqualified opinion thereon.

/s/ Cherry, Bekaert & Holland, L.L.P.

Gastonia, North Carolina
March 14, 2008

CITIZENS SOUTH BANKING CORPORATION

Consolidated Statements of Financial Condition

	December 31,
	2007	2006
Assets
Cash and due from banks	$14,285,431	$17,581,168
Interest-earning bank balances	15,454,043	8,639,809
Cash and cash equivalents	29,739,474	26,220,977
Investment securities available-for-sale	46,518,568	65,326,045
Mortgage-backed and related securities available-for-sale	69,892,914	60,691,351
Loans, net of deferred fees	559,955,975	515,401,738
Allowance for loan losses	(6,144,119)	(5,763,923)
Loans, net	553,811,856	509,637,815
Other real estate owned	528,871	138,785
Premises and equipment, net	17,964,910	18,286,967
Accrued interest receivable	3,254,416	3,235,733
Federal Home Loan Bank stock	4,235,700	3,581,000
Intangible assets	31,037,233	31,666,233
Bank owned life insurance	16,099,371	15,526,615
Other assets	6,056,953	9,058,516
Total assets	$779,140,266	$743,370,037

Liabilities and Stockholders' Equity
Deposits	$590,764,822	$562,801,771
Borrowed money	70,465,000	63,485,000
Subordinated debt	15,464,000	15,464,000
Retail repurchase agreements	10,355,320	7,015,488
Deferred compensation	5,388,586	5,723,439
Other liabilities	2,669,316	2,919,104
Total liabilities	695,107,044	657,408,802
Commitments and contingencies
Stockholders' Equity
Preferred stock, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized in 2007 and 2006, 9,062,727 shares issued in 2007 and 2006, and 7,610,017 shares outstanding in 2007 and 8,111,659 shares outstanding in 2006	90,628	90,628
Additional paid-in-capital	67,718,714	67,439,060
Unallocated common stock held by Employee Stock Ownership Plan	(1,247,345)	(1,430,189)
Retained earnings, substantially restricted	36,028,442	33,031,512
Accumulated unrealized loss on securities available-for-sale, net of tax	(343,491)	(991,084)
Treasury stock of 1,452,710 shares at December 31, 2007, and 951,068 shares at December 31, 2006, at cost	(18,213,726)	(12,178,692)
Total stockholders' equity	84,033,222	85,961,235

Total liabilities and stockholders' equity	$779,140,266	$743,370,037

See notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION

Consolidated Statements of Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Interest income
Loans	$40,679,196	$37,447,545	$22,128,174
Interest-bearing bank deposits	446,743	838,140	462,508
Investment securities	2,669,784	1,996,698	1,603,325
Mortgage-backed and related securities	2,939,447	2,636,696	2,754,091
Total interest income	46,735,170	42,919,079	26,948,098

Interest expense
Deposits	22,314,968	18,103,014	8,976,879
Borrowed funds	4,185,148	4,176,204	2,492,434
Total interest expense	26,500,116	22,279,218	11,469,313

Net interest income	20,235,054	20,639,861	15,478,785

Provision for loan losses	1,290,000	1,165,000	985,000

Net interest income after provision for loan losses	18,945,054	19,474,861	14,493,785

Noninterest income
Fee income on deposit accounts	2,722,037	2,855,419	2,486,197
Fee income on mortgage banking activities	990,364	638,080	276,252
Fee income on lending activities	483,983	644,662	297,106
Net gain (loss) on sale of securities	(74,422)	(41,350)	16,688
Net gain on sale of other assets	397,588	110,523	45,131
Commissions on sales of financial products	289,430	253,841	159,180
Dividends on FHLB stock	211,560	221,413	155,310
Fair market adjustment on deferred compensation assets	121,815	206,987	83,251
Increase in value of bank owned life insurance	769,467	762,213	614,452
Life insurance proceeds, net	112,063	-	-
Other income	538,537	489,026	307,718
Total noninterest income	6,562,422	6,140,814	4,441,285

Noninterest expense
Compensation and benefits	9,728,565	9,393,723	7,271,073
Occupancy	2,648,284	2,614,131	2,100,862
Office supplies expense	195,016	258,434	241,827
Advertising	521,692	492,133	287,288
Professional services	543,881	550,191	540,281
Telephone and communications	258,885	350,023	284,116
Data processing	413,288	347,043	352,709
Deposit insurance	66,147	65,407	53,932
Amortization of intangible assets	629,000	734,000	408,907
Impairment on investment securities	161,910	-	-
Merger and conversion expense	-	56,628	383,809
Other expense	2,728,829	2,681,965	2,414,745
Total noninterest expense	17,895,497	17,543,678	14,339,549

Income before income taxes	7,611,979	8,071,997	4,595,521

Provision for income taxes	1,947,269	2,617,120	1,322,812

Net income	$5,664,710	$5,454,877	$3,272,709

Earnings per share
Basic earnings per share	$0.74	$0.68	$0.45
Diluted earnings per share	$0.73	$0.67	$0.45

See notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Net income	$5,664,710	$5,454,877	$3,272,709
Items of other comprehensive income (loss):
Items of other comprehensive income (loss), before tax
Unrealized holding losses arising during period	979,432	919,792	(1,869,781)
Reclassification adjustment for securities (gains) losses included in net income	74,422	41,350	(16,688)
Other comprehensive income (loss), before tax	1,053,854	961,142	(1,886,469)
Change in deferred income taxes related to changes
Change in deferred income taxes related to changes in unrealized gains or losses on securities available for sale	(406,261)	(385,192)	737,987
Items of other comprehensive income (loss)	647,593	575,950	(1,148,482)

Comprehensive income	$6,312,303	$6,030,827	$2,124,227

See notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

				Unallocated		Accumulated
				Common	Retained	Unrealized
			Additional	Stock	Earnings	Gains		Total
	Preferred	Common	Paid-In	Held by	Substantially	(Losses),	Treasury	Stockholders'
	Stock	Stock	Capital	ESOP	Restricted	net of tax	Stock	Equity
Balance, January 1, 2005	-	90,628	66,682,322	(1,795,877)	29,765,725	(418,552)	(21,929,989)	72,394,257

Comprehensive results:
Net income	-	-	-	-	3,272,709	-	-	3,272,709
Other comprehensive results, net of tax	-	-	-	-	-	(1,148,482)	-	(1,148,482)
Allocation from shares purchased with loan to ESOP	-	-	87,020	182,844	-	-	-	269,864
Repurchase of common stock	-	-	-	-	-	-	(5,654,999)	(5,654,999)
Vesting of Recognition and Retention Plan	-	-	279,816	-	-	-	-	279,816
Exercise of options	-	-	-	-	(189,295)	-	329,964	140,669
Issuance of treasury stock (100 shares)	-	-	-	-	(470,678)	-	17,242,300	16,771,622
Cash dividends declared on common stock	-	-	-	-	(2,067,808)	-	-	(2,067,808)

Balance, December 31, 2005	-	90,628	67,049,158	(1,613,033)	30,310,653	(1,567,034)	(10,012,724)	84,257,648

Comprehensive results:
Net income	-	-	-	-	5,454,877	-	-	5,454,877
Other comprehensive results, net of tax	-	-	-	-	-	575,950	-	575,950
Allocation from shares purchased with loan to ESOP	-	-	84,892	182,844	-	-	-	267,736
Repurchase of common stock	-	-	-	-	-	-	(2,624,719)	(2,624,719)
Vesting of Recognition and Retention Plan	-	-	279,816	-	-	-	-	279,816
Stock option expense	-	-	25,194	-	-	-	-	25,194
Exercise of options	-	-	-	-	(322,958)	-	458,751	135,793
Cash dividends declared on common stock	-	-	-	-	(2,411,060)	-	-	(2,411,060)

Balance, December 31, 2006	-	90,628	67,439,060	(1,430,189)	33,031,512	(991,084)	(12,178,692)	85,961,235

Comprehensive results:
Net income	-	-	-	-	5,664,710	-	-	5,664,710
Other comprehensive results, net of tax	-	-	-	-	-	647,593	-	647,593
Allocation from shares purchased with loan to ESOP	-	-	77,844	182,844	-	-	-	260,688
Repurchase of common stock	-	-	-	-	-	-	(6,446,335)	(6,446,335)
Vesting of Recognition and Retention Plan (RRP)	-	-	302,144	-	-	-	-	302,144
Grant of 10,000 shares under RRP	-	-	(128,175)	-	-	-	128,175	-
Stock giveaway (10 shares)	-	-	(126)	-	-	-	126	-
Stock option expense	-	-	27,967	-	-	-	-	27,967
Exercise of options	-	-	-	-	(199,009)	-	283,000	83,991
Cash dividends declared on common stock	-	-	-	-	(2,468,771)	-	-	(2,468,771)

Balance, December 31, 2007	$-	$90,628	$67,718,714	$(1,247,345)	$36,028,442	$(343,491)	(18,213,726)	84,033,222

See notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Operating Activities
Net Income	$5,664,710	$5,454,877	$3,272,709
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,290,000	1,165,000	985,000
Depreciation	1,159,739	1,330,879	1,221,098
Impairment on investment securities	161,910	-	-
Deferred income tax (benefit)	(475,628)	(408,355)	224,212
(Gain) loss on sale of investments available-for-sale	74,422	41,350	(16,688)
Gain on sale of other assets	(397,588)	(110,524)	(45,131)
Deferred loan origination fees	87,765	(410,116)	243,035
Amortization of intangible assets	629,000	734,000	408,907
Allocation of shares to the ESOP	260,688	267,736	269,864
Stock option expense	27,967	25,194	-
Vesting of shares issued for the RRP Plan	302,144	279,816	279,816
(Increase) decrease in interest receivable	(18,683)	(697,037)	(249,399)
Net (increase) decrease in other operating assets	1,183,265	(1,063,582)	3,971,815
Net cash provided by operating activities	9,949,711	6,609,238	10,565,238

Investing Activities
Acquisition of Trinity Bank, net of cash acquired	-	-	(16,771,138)
Net increase in loans made to customers	(45,748,924)	(42,160,673)	(43,043,715)
Proceeds from the sale of investment securities	8,675,120	98,300	9,391,794
Proceeds from the sale of mortgage-backed and related securities	8,299,293	2,236,956	30,325,830
Proceeds from the sale of loans	201,820	-	-
Proceeds from the sale of premises and equipment	800,792	647,813	191,064
Proceeds from sale of REO	333,788	914,074	517,393
Maturities and prepayments of investment securities	19,518,392	13,848,457	5,066,025
Maturities and prepayments of mortgage-backed and related securities	12,435,674	14,967,504	20,232,254
Purchases of investment securities	(9,829,278)	(25,643,486)	(10,623,066)
Purchases of mortgage-backed and related securities	(28,675,766)	(6,940,190)	(8,788,599)
Purchases (sales) of FHLB stock	(654,700)	502,700	331,500
Purchases of premises and equipment	(1,228,756)	(232,149)	(1,375,950)
Net cash used in investing activities	(35,872,545)	(41,760,694)	(14,546,608)

Financing Activities
Net increase in deposits	27,963,051	45,257,970	6,534,989
Dividends to stockholders	(2,468,772)	(2,411,060)	(2,067,808)
Exercise of options	83,991	135,793	140,669
Repurchase of common stock	(6,446,335)	(2,624,719)	(5,654,999)
Increase (decrease) in borrowed money	10,319,832	(9,051,563)	18,981,000
Increase in repurchase agreements	-	3,445,221	1,171,053
Increase (decrease) in advances from borrowers for insurance and taxes	(10,436)	(32,647)	(60,357)
Net cash provided by financing activities	29,441,331	34,718,995	19,044,547

Net increase (decrease) in cash and cash equivalents	3,518,497	(432,461)	15,063,177
Cash and cash equivalents at the beginning of the year	26,220,977	26,653,438	11,590,261
Cash and cash equivalents at the end of the year	$29,739,474	$26,220,977	$26,653,438

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

Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina. The Bank’s principal business activity is offering FDIC-insured deposits to local customers through its 14 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities. The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense. Noninterest income includes fee income generated from deposit and loan accounts, mortgage banking fees, commissions earned from the sale of uninsured investment products, increases in the cash value of bank-owned life insurance policies, net gains (losses) from the sale of assets and other noninterest income items. The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, amortization of intangible assets and other noninterest expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities. The Bank’s wholly-owned subsidiary, Citizens South Financial Services, Inc. (doing business as Citizens South Investment Services) acts as an independent agent selling various uninsured financial products. As of December 31, 2007, Citizens South Bank had 14 full-service branch offices in the North Carolina Counties of Gaston, Union, Rowan, and Iredell.

Basis of Presentation - The consolidated financial statements include the accounts of Citizens South Banking Corporation, its wholly-owned subsidiary, Citizens South Bank, and the Bank’s wholly-owned subsidiary, Citizens South Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated. Certain of the prior year amounts have been reclassified to conform to current year presentation. Such reclassifications are immaterial to the financial statements.

Use of Estimates - The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, short-term interest-bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment securities - Investment securities are generally classified as “available for sale” securities by management at the time of purchase. These securities are used to execute asset/liability management strategies and to manage liquidity. Securities classified as “available-for-sale” are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated stockholders’ equity and as an item of other comprehensive income. Purchases and sales of securities are recorded on a trade-date basis. Gains and losses are recognized on a trade-date basis at the time of the sale using the specific identification method. Declines in the fair value of individual securities below their cost that are considered “other than temporary” result in write-downs of the individual securities to their fair value. The related write-downs are included in the consolidated earnings of the Company. Amortization of premiums and accretion of discounts are included in interest income over the life of the related security, or in the case of mortgage-backed and related securities, the estimated life of the security. No securities have been classified as either “held to maturity securities” or “trading securities.”

Loans - Loans that management has the intent and ability to hold for the foreseeable future are carried at their principal balance adjusted for any deferred loan fees or expenses. Interest income is earned on the level yield method based on the daily outstanding balance. Generally, loans are classified as nonaccrual, and the accrual of interest is discontinued, when the contractual payment of principal and interest has become 90 days past due or when, in management’s judgment, principal or interest is not collectible in accordance with the terms of the obligation. Cash receipts on nonaccrual loans are applied to principal. The accrual of interest resumes when the loan returns to performing status. The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis. Commercial loans are considered to be impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with contractual terms. Management monitors internally generated reports, including past due reports, payment histories, criticized asset reports, which include loans with historical payment problems or borrowers in troubled industries, as well as other sources of information such as borrower financial statements, the value collateral, etc. to identify impaired loans. Discounted cash flow analyses or the estimated fair value of collateral are used in determining the fair value of impaired loans. When the ultimate collectibility of the principal balance of an impaired loan is in doubt, cash receipts are applied to principal.

Allowance for Loan Losses - Management has established a systematic methodology for evaluating the adequacy of the Company’s allowance for loan losses. The methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired under SFAS 114. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral. We increase our allowance for loan losses by charging provisions for loan losses against our current period income. Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility.

Concentrations of Credit Risk - The Company makes loans to individuals and small businesses primarily in the Company’s normal lending area which includes the North Carolina Counties of Gaston, Rowan, Union, Mecklenburg, Cabarrus, Lincoln, Cleveland, and Iredell Counties, along with York County, South Carolina. The Company has a diversified loan portfolio, and the borrowers' ability to repay their loans is not dependent upon any specific economic segment.

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

Goodwill and Other Intangible Assets - Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. In connection with adoption of SFAS No. 142, the Company is required to perform an initial assessment of whether there is an indication that goodwill is impaired. The Company completed its annual impairment tests at December 31, 2007, 2006 and 2005 and determined based on that analysis that goodwill was not impaired. Goodwill is tested for impairment annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company had no goodwill related to acquisitions initiated prior to July 1, 2001, or other intangible assets recorded prior to the adoption of the provisions of SFAS No. 142 whose carrying amounts or amortization were changed by the adoptions of the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. In accordance with SFAS No. 142 the Company’s core deposit intangibles, are amortized over their estimated useful life of eight years on an accelerated basis.

Income Taxes - Provisions for income taxes are based on amounts reported in the consolidated statements of income, excluding non-taxable income, and include changes in deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Amounts provided for deferred income taxes relate primarily to differences between tax and financial reporting for unrealized gains and losses on securities available-for-sale, allowances for loan losses, depreciation, and deferred compensation.

Income and Expenses - The Company uses the accrual method of accounting for all material income and expense items. Loan origination fees received and direct costs incurred are deferred and amortized to interest income over the contractual lives of the loans, using the level yield method. Current period expenses, such as advertising costs, are expensed as incurred.

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. This Statement is effective for the beginning of the first interim or annual reporting period that begins after December 15, 2005. In October 2005, the Board of Directors vested all outstanding options that were issued prior to December 31, 2003, to minimize the expense recognized on stock options upon adoption of SFAS No. 123(R) in January 1, 2006. As a result, the expected additional compensation that would have been recognized during the year ended December 31, 2006, was reduced from approximately $124,000 to $25,194. Compensation expense related to the adoption of SFAS No. 123(R) amounted to $27,967 for the year ended December 31, 2007.

Prior to the adoption of SFAS 123(R), the Company applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25 in accounting for the plans and accordingly, no compensation expense was recognized in connection with the granting of the stock options during those periods. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. The Company recognized compensation expense for fixed awards with pro rata vesting on a straight-line basis. Had the compensation cost for the Company’s stock option plan been determined in accordance with the fair-value accounting provisions of SFAS No. 123, net income, basic earnings per share and diluted earnings per share for the year ended December 31, 2005 would have been as follows:

2005
Net income:

As reported	$3,272,709

Deduct: Stock based compensation	(206,991)

Pro forma	3,065,718

Basic earnings per share:

As reported	$0.45

Pro forma	0.43

Diluted earnings per share:

As reported	$0.45

Pro forma	0.42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 2.0%, expected volatility of 30%, a risk-free interest rate of 4.0%, and expected lives of seven years for the options.

New Accounting Standards - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

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

Under the terms of the merger agreement, the Company issued a combination of common stock and cash for the outstanding common shares of Trinity Bank. Trinity shareholders were given the option of receiving 1.3931 shares of Citizens South common stock for each share of Trinity common stock, $18.25 in cash for each share of Trinity common stock, or a mixture of stock and cash for each Trinity share, such that 50% of the shares of Trinity common stock will be exchanged for Citizens South common stock. On October 31, 2005, Trinity shareholders received merger consideration of approximately 1,280,249 shares of common stock of the Company (subject to payment of cash in lieu of fractional shares) and approximately $16.8 million in cash (including cash paid in lieu of fractional shares), resulting in a total transaction value of approximately $37.8 million. The transaction price represented approximately 255% of Trinity’s book value, and resulted in goodwill of $23.0 million and a core deposit intangible of $2.3 million. The core deposit intangible is being amortized over an eight-year life on an accelerated basis.

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

The following summarizes the unaudited results of operations as though the acquisition of Trinity Bank had occurred at January 1, 2005.
2005

Interest income	$33,805,000
Interest expense	(14,480,000)
Net interest income	19,325,000
Provision for loan losses	(1,000,000)
Net interest income after provision	18,325,000
Noninterest income	5,175,000
Noninterest expense	(17,830,000)
Income before income taxes	5,670,000
Provision for income taxes	(1,718,000)
Net income	$3,952,000

Basic earnings per share	$0.55
Diluted earnings per share	$0.54

Note 3 - Investment Securities

The aggregate book and fair values, as well as gross unrealized gains and losses, of investment securities and mortgage-backed and related securities, available for sale, as of December 31, 2007 and 2006, were as follows:

	December 31, 2007
	Book Value	Unrealized Gains	Unrealized Losses	Fair Value
Investment Securities:
U.S. government agency bonds	$11,499,539	$12,662	$(38,486)	$11,473,715
Municipal bonds	31,783,351	140,516	(627,832)	31,296,035
Corporate bonds	1,500,000	-	(46,500)	1,453,500
Trust preferred securities	1,000,000	-	(14,500)	985,500
Other equity securities	1,211,258	98,560	-	1,309,818
Total investment securities	$46,994,148	$251,738	$(727,318)	$46,518,568

	December 31, 2007
	Book Value	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed and related securities:
Fannie Mae	$41,927,008	$114,261	$(307,883)	$41,733,386
Freddie Mac	24,922,944	219,854	(130,051)	25,012,747
Ginnie Mae	3,126,360	23,876	(3,455)	3,146,781
Total mortgage-backed and related securities	$69,976,312	$357,991	$(441,389)	$69,892,914

	December 31, 2006
	Book Value	Unrealized Gains	Unrealized Losses	Fair Value
Investment Securities:
U.S. government agency bonds	$33,319,355	$2,590	$(320,911)	$33,001,034
Municipal bonds	28,298,006	132,897	(88,381)	28,342,522
Corporate bonds	1,500,000	-	(27,000)	1,473,000
Trust preferred securities	1,000,000	-	-	1,000,000
Other equity securities	1,469,840	122,967	(83,318)	1,509,489
Total investment securities	$65,587,201	$258,454	$(519,610)	$65,326,045

	December 31, 2006
	Book Value	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed and related securities:
Fannie Mae	$39,783,539	$5,580	$(933,030)	$38,856,089
Freddie Mac	21,273,371	966	(421,660)	20,852,677
Ginnie Mae	986,116	1,130	(4,661)	982,585
Total mortgage-backed and related securities	$62,043,026	$7,676	$(1,359,351)	$60,691,351

The book value and estimated fair value of debt securities, available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Book Value	Fair Value
Investment Securities:
Due in one year or less	$4,449,605	$4,429,598
Due after one year through five years	10,479,115	10,510,209
Due after five years through ten years	8,573,364	8,582,268
Due after ten years	22,280,806	21,686,675
Equities	1,211,258	1,309,818
Total investment securities	$46,994,148	$46,518,568
Mortgage-backed and related securities	$69,976,312	$69,892,914

Gross realized gains on the sale of securities available for sale were $81,524, $92,964, and $48,589 for the years ended December 31, 2007, December 31, 2006, and December 31, 2005, respectively. Gross realized losses on the sale of securities available for sale were $155,946, $134,314, and $31,901for the years ended December 31, 2007, December 31, 2006, and December 31, 2005, respectively. After-tax net gains on the sale of securities were ($45,732), ($25,409), and $10,255 for the years ended December 31, 2007, December 31, 2006, and December 31, 2005, respectively.

As of December 31, 2007, investment securities having a carrying amount of $36,810,929 have been pledged as collateral to secure public deposits, $11,756,880 have been pledged as collateral for retail repurchase agreements, $7,260,185 have been pledged as collateral for wholesale repurchase agreements, and $200,000 have been pledged as collateral for Federal Reserve Bank Treasury Tax and Loan deposits.

Interest earned from municipal securities, which is exempt from income taxes, for the past three years were $1,382,458, $516,358, and $441,102 for the years ending December 31, 2007, December 31, 2006, and December 31, 2005, respectively.

The unrealized losses and fair value of the investments by investment type segregated between those that have been in a continuous unrealized loss position for less than twelve months and more than twelve months at December 31, 2007, and December 31, 2006, are as follows:

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. govt. agency bonds	$-	$-	$6,461,053	$(38,486)	$6,461,053	$(38,486)

Municipal bonds	18,855,607	(600,096)	2,552,800	(27,736)	21,408,407	(627,832)

Corporate bonds	-	-	1,453,500	(46,500)	1,453,500	(46,500)

Trust preferred securities	-	-	985,500	(14,500)	985,500	(14,500)

Federal agency mortgage-backed securities	2,994,589	(6,932)	28,737,077	(434,457)	31,731,666	(441,389)

Total temporarily impaired securities	$21,850,196	$(607,028)	$40,189,930	$(561,679)	$62,040,126	$(1,168,707)

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

US government agencies	$4,493,967	$(7,511)	$22,504,477	$(313,400)	$26,998,444	$(320,911)

Municipals	1,785,668	(7,403)	4,951,650	(80,978)	6,737,318	(88,381)

Corporate bonds	-	-	1,473,000	(27,000)	1,473,000	(27,000)

Federal agency mortgage backed securities	7,499,952	(13,544)	44,926,820	(1,345,807)	52,426,772	(1,359,351)

Subtotal debt securities	13,779,587	(28,458)	73,855,947	(1,767,185)	87,635,534	(1,795,643)

Other equity securities	222,168	(83,318)	-	-	222,168	(83,318)

Total temporarily impaired securities	$14,001,755	$(111,776)	$73,855,947	$(1,767,185)	$87,857,702	$(1,878,961)

Management considers all of the unrealized losses that have been outstanding for 12 or more months to be temporary impairments since these impairments are primarily due to changes in interest rates. Management has the ability and intent to hold these securities until they are no longer considered to be impaired, which may be maturity.

Note 4 - Loans and Allowance for Loan Losses

The following is a summary of loans outstanding by category at December 31:

	2007	2006
Real estate:
One-to-four family residential	$78,572,380	$83,264,793
Multi-family residential	19,717,641	21,725,953
Construction	90,948,598	76,505,202
Nonresidential	254,781,774	231,264,961
Commercial	33,582,788	32,201,870
Consumer	82,362,726	70,209,136
Gross loans	559,965,907	515,171,915
Less:
Deferred loan fees, net and other items	9,932	(229,823)
Allowance for loan losses	6,144,119	5,763,923
Net loans	$553,811,856	$509,637,815

The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis. Commercial loans individually evaluated and considered impaired under SFAS No. 114 at December 31, 2007 and 2006 were immaterial.

Changes in the allowance for loan losses for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 were as follows:

	2007	2006	2005
Balance at beginning of year	$5,763,923	$5,102,304	$3,029,108
Provision for loan losses	1,290,000	1,165,000	985,000
Loans charged off	(1,253,619)	(523,022)	(421,603)
Recoveries on loans previously charged off	343,815	19,641	21,176
Allowances acquired in acquisition	-	-	1,488,623
Balance at end of year	$6,144,119	$5,763,923	$5,102,304

Directors, executive officers, and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate amounts of these loans were $8,077,988 and $6,142,874 at December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, new loans of $8,647,678 were made and payments totaled $6,336,287. During the year ended December 31, 2006, new loans of $1,994,343 were made and payments totaled $7,637,382.

The Bank held no loans for sale at December 31, 2007 and 2006.

Note 5 - Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

	2007	2006
Land	$5,371,888	$4,716,895
Buildings	13,437,635	13,709,581
Leasehold Improvements	268,728	268,728
Land Improvements	286,424	292,518
Furniture and equipment	4,620,676	4,505,787
Premises and equipment	23,985,351	23,493,509
Less: accumulated depreciation	6,020,441	5,206,542
Premises and equipment, net	$17,964,910	$18,286,967

Note 6 - Bank Owned Life Insurance

The Company owns bank-owned life insurance to fund certain employee benefit plans. No purchases of bank-owned life insurance were made during the years ended December 31, 2007, and December 31, 2006. The bank-owned life insurance policies are recorded in other assets at their cash surrender values of $16,099,371 and $15,526,615 at December 31, 2007 and 2006, respectively.

Note 7 - Intangible Assets

Amortized intangible assets at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Core deposit intangible	$4,767,000	$4,767,000
Less: Accumulated amortization	3,371,001	2,742,001
Core deposit intangible, net	$1,395,999	$2,024,999

Amortization expense for all intangible assets subject to amortization was $629,000 during the year ended December 31, 2007, $734,000 during the year ended December 31, 2006, and $408,907 during the year ended December 31, 2005. Estimated amortization expense for the next five succeeding years ending December 31 are as follows:

2008	$512,000
2009	$314,000
2010	$244,000
2011	$176,000
2012	$111,000

The balance of goodwill was $29,641,234 at December 31, 2007 and December 31, 2006. This resulted in total intangible assets of $31,037,233 at December 31, 2007, and $31,666,233 at December 31, 2006.

Note 8 - Deposits

Deposit balances and interest expense and average rates paid for the years ended December 31, 2007, December 31, 2006, and December 31, 2005 are summarized as follows:

	December 31, 2007			December 31, 2006
	Actual Balance	Interest Expense	Average Rate	Actual Balance	Interest Expense	Average Rate
Noninterest-bearing	$43,571,218	$-	-	$37,762,084	$-	-
Interest-bearing checking	58,409,636	917,033	1.74%	52,778,385	662,072	1.29%
Money market deposit	129,687,365	4,908,496	3.89	117,632,286	4,186,931	3.82
Savings	12,037,608	82,351	0.58	16,026,580	149,807	0.77
Certificates of deposit	347,058,995	16,407,088	4.79	338,602,436	13,104,204	4.09
Total deposits	$590,764,822	$22,314,968	3.88%	$562,801,771	$18,103,014	3.37%

	December 31, 2005
	Actual Balance	Interest Expense	Average Rate
Noninterest-bearing	$35,225,404	$-	-
Interest-bearing checking	50,262,906	210,499	0.57%
Money market deposit	104,420,774	1,791,093	2.29
Savings	23,654,258	158,721	0.61
Certificates of deposit	303,980,459	6,816,566	2.95
Total deposits	$517,543,801	$8,976,879	2.41%

Contractual maturities of certificates of deposit as of December 31, 2007 and 2006, are as follows:

	2007	2006
Under 1 year	$319,912,823	$298,589,731
1 to 2 years	18,074,932	20,364,963
2 to 3 years	8,050,396	12,458,820
3 to 4 years	317,539	6,709,883
4 years or greater	703,305	479,039
Total	$347,058,995	$338,602,436

Certificates of deposit in excess of $100,000 totaled $132,186,117 and $123,835,024 at December 31, 2007 and 2006, respectively, and may not be fully insured by the FDIC. Interest paid on deposits and other borrowings was $25,924,506 for the year ended December 31, 2007, $21,277,860, for the year ended December 31, 2006, and $10,576,971 for the year ended December 31, 2005.

Directors, executive officers, and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $3,426,486 and $4,636,009 at December 31, 2007 and 2006, respectively.

The deposits of the Bank are insured by the Deposit Insurance Fund (DIF), which is administered by the FDIC. The Bank’s annual DIF premium rates were $0.054, $0.014, and $0.014 per $100 of deposits for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

Note 9 - Borrowed Money

As of December 31, 2007, the Company had $64.5 million in advances from the FHLB of Atlanta that were obtained pursuant to a line of credit. These advances are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. The total amount available on the line of credit is 25% of total assets of the Bank, or approximately $194 million. The unused portion of the line of credit available to the Company at December 31, 2007, was approximately $130 million. These advances had interest rates ranging from 1.24% to 6.25% at December 31, 2007, and December 31, 2006. In addition, the Company had a mark-to-market adjustment on advances acquired in the Trinity acquisition which had a debit balance of $35,000 at December 31, 2007, which is considered to be due in less than one year. Interest rates on certain FHLB convertible advances may be reset on certain dates at the option of the FHLB in accordance with the terms of the note. The Bank has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating rate at the time the advance is called by the FHLB. These convertible advances totaled $37.0 million at December 31, 2007, and $12.0 million at December 31, 2006.

The Company also had $6.0 million in repurchase agreements (“repos”) from JP Morgan Chase Bank, NA (“JP Morgan”) at December 31, 2007. These borrowings are collateralized by various US Government agency investment and mortgage-backed securities in an amount equal to at least 105% of the outstanding amount of the repurchase agreement. One repo, which totaled $3.0 million with a fixed interest rate of 3.66%, had a two-year one-time call option with a ten-year maturity date. After the two-year period, the repo may be called by JP Morgan, or it may remain outstanding for the remaining eight-year period at the original interest rate of 3.66%. The remaining repo had a balance of $3.0 million and a fixed rate of 4.48% for five years.

Maturities of borrowed money at December 31 are as follows:

	2007	2006
Borrowed money due:
Less than 1 year	$17,965,000	$17,985,000
1 to 2 years	8,000,000	13,000,000
2 to 3 years	8,000,000	3,000,000
3 to 4 years	1,500,000	8,000,000
4 to 5 years	25,000,000	1,500,000
5 to 10 years	8,000,000	18,000,000
After 10 years	2,000,000	2,000,000
Total borrowed money	$70,465,000	$63,485,000

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

On October 28, 2005, CSBC Statutory Trust I issued an aggregate of $15,000,000 in trust preferred securities, liquidation amount $1,000 per security. The Preferred Securities mature on December 15, 2035, but may be redeemed beginning December 15, 2010, if the Company exercises its right to redeem the Debentures, as described below. The Preferred Securities require quarterly distributions by the Trust to the holders of the Preferred Securities, initially at a fixed rate of 6.095% per annum through the interest payment date in December 2010, and thereafter at a variable rate of three-month LIBOR plus 1.57% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to twenty consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures, as described below. In accordance with FIN No. 46(R), “Consolidation of Variable Interest Entities”, the trust is not consolidated with the financial statements of the Company.

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

The Debentures mature on December 15, 2035, but the Company may at its option redeem the Debentures, in whole or in part, beginning on December 15, 2010, in accordance with the provisions of the Indenture. The Debentures bear interest at a fixed rate equal to 6.095% per annum through the interest payment date in December 2010, and thereafter at a variable rate, reset quarterly, of three-month LIBOR plus 1.57% per annum. Interest is cumulative and will accrue from the date of original issuance. However, so long as there is no event of default, interest payments may be deferred by the Company at its option at any time for a period of up to twenty consecutive quarterly interest payment periods, but not beyond December 15, 2035 (each such extended interest payment period, an "Extension Period"). No interest shall be due and payable during an Extension Period, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear additional interest at an annual rate equal to the interest rate in effect for each Extension Period. Furthermore, during any Extension Period, the Company may not declare or pay any dividends on its capital stock, which includes its Common Stock, nor make any payment or redeem debt securities that rank pari passu with the Debentures.

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

Note 11 - Income Taxes

The provision for income taxes for the years ended December 31st are summarized below:

	2007	2006	2005
Currently payable:
Federal	$2,008,139	$2,594,290	$864,250
State	414,758	431,185	234,350
Total current	2,422,897	3,025,475	1,098,600

Deferred:
Federal	(350,237)	(347,236)	257,008
State	(125,390)	(61,119)	(32,796)
Total deferred	(475,628)	(408,355)	224,212
Total income taxes	$1,947,269	$2,617,120	$1,322,812

The reasons for the difference between consolidated income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows for the years ended December 31st:

	2007	2006	2005
Federal income taxes at statutory rate	$2,588,073	$2,744,479	$1,562,477
Effect of federal tax exempt interest	(389,183)	(151,624)	(135,946)
State income taxes, net of federal benefit	190,983	244,244	133,026
Increase in cash value of life insurance	(314,794)	(237,603)	(202,601)
Other	(127,810)	17,624	(34,144)
	$1,947,269	$2,617,120	$1,322,812
Effective tax rate	25.6%	32.4%	28.8%

Income taxes paid for the years ended December 31, 2007, 2006, and 2005 were $3,003,664, $3,142,078, and $2,773,660, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2007	2006
Deferred tax assets
Deferred compensation	$990,616	$871,763
Unrealized loss on securities available for sale	215,485	640,326
Allowance for loan losses	2,342,897	2,211,211
Capital loss carryforward	282,052	338,196
Other	167,339	110,810
Gross deferred tax assets	3,998,390	4,172,326
Deferred tax liabilities
Excess carrying value of assets acquired for
financial reporting purposes over tax basis	1,028,041	1,307,587
Deferred loan fees	194,606	144,095
Other	102,615	98,283
Gross deferred tax liabilities	1,325,261	1,549,965
Net deferred tax asset	$2,673,128	$2,622,361

The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48").  There was no material impact from the adoption of FIN 48.  It is the Bank's policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes.  There were no interest or penalties accrued during the year.  The Company's federal and state income tax returns are subject to examination for the years 2004, 2005 and 2006.

The Company, in accordance with SFAS No. 109, did not record a deferred tax liability of approximately $3.1 million as of December 31, 2007, related to the cumulative special bad debt deduction for savings and loan associations recognized for income tax reporting prior to September 30, 1988, Citizen South Bank’s base year.

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

Commitments to extend credit that include both fixed and variable rates as of December 31 are as follows:

	2007	2006
Residential mortgage loan commitments	$7,160,455	$6,193,000
Non-residential mortgage loan commitments	20,987,431	34,842,430
Commercial loan commitments	6,559,700	1,535,000
Consumer loan commitments	6,840,137	3,857,000
Unused lines of credit:
Commercial	38,120,483	43,424,493
Consumer	71,831,349	61,912,898

The Company also had various leases in place to provide office space for two full-service offices and three loan production offices. The amount paid for this leased office space totaled $370,410 for the year ended December 31, 2007, $337,897 for the year ended December 31, 2006, and $122,876 for the year ended December 31, 2005. Projected lease payments over the next five years are expected to be $440,000 for 2008, $420,000 for 2009, $250,000 for 2010, $186,000 for 2011, and $186,000 for 2012.

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

The Bank is required to maintain: tangible capital of at least 1.5% of adjusted total assets; core capital of at least 4.0% of adjusted total assets; and total capital of at least 8.0% of risk weighted assets. At December 31, 2007, the Bank’s tangible capital and core capital were $65,276,000, or 8.74% of tangible assets, and total capital was $71,420,000, or 11.21% of risk-weighted assets. The Company’s primary regulator, the Office of Thrift Supervision, informed the Bank that it was in the “well-capitalized” category as of the most recent regulatory examination, and management is not aware of any events that have occurred since that would have changed its classification.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)		(Dollars in Thousands)		(Dollars in Thousands)
As of December 31, 2007:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$71,420	11.21%	$50,953	8.00%	$63,691	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	65,276	10.25%	25,477	4.00%	38,215	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	65,276	8.74%	29,890	4.00%	37,362	5.00%
Tangible Capital
(to Adjusted Total Assets)	65,276	8.74%	11,209	1.50%	22,417	3.00%

As of December 31, 2006:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$70,440	11.81%	$47,733	8.00%	$59,666	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	64,676	10.81%	23,866	4.00%	35,799	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	64,676	9.11%	28,384	4.00%	35,481	5.00%
Tangible Capital
(to Adjusted Total Assets)	64,676	9.11%	10,644	1.50%	21,288	3.00%

On May 23, 2002, the MHC approved a Plan of Conversion and Reorganization. As a result of the Conversion, the Bank established a memo liquidation account in an amount equal to its equity at the time of the Conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As a result, retained earnings are substantially restricted at December 31, 2007 and 2006.

Note 14 - Employee Benefit Plans

The Bank provides supplemental benefits to substantially all employees through a 401(k) savings plan. Eligible participants may contribute up to 75% of eligible compensation, with the Bank providing matching contributions of 50% of employee contributions up to 6% of eligible compensation. The plan also provides for discretionary employer contributions. During 2007, 2006 and 2005, no discretionary employer contributions were made to the 401(k) plan. Total expense relating to this plan was $171,926 for the year ended December 31, 2007, $165,524 for the year ended December 31, 2006, and $131,023 for the year ended December 31, 2005.

The Bank maintains nonqualified deferred compensation and/or supplemental retirement plans for certain of its directors and executive officers. Total expense for the all of these plans was $463,860 for the year ended December 31, 2007, $423,290 for the year ended December 31, 2006, and $374,505 for the year ended December 31, 2005.

The Bank also adopted nonqualified deferred compensation plans for key employees and directors of Citizens Bank, a wholly-owned subsidiary of Innes Street Financial Corporation, which was acquired by the Company on December 31, 2001. The deferred assets related to these plans are maintained in rabbi trusts, which are included in Other Assets of the Company. The assets are accounted for at market value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, with the resulting gains or losses in value recorded in income. The corresponding change in fair value of the deferred compensation obligation is recorded as compensation expense. As a result, there is no impact on net income as a result of this benefit.

2003 Recognition and Retention Plan (“2003 RRP”) - Pursuant to resolutions of the Board of Directors of Citizens South Banking Corporation adopted on August 18, 2003, and the subsequent approval by the stockholders of the Company on October 23, 2003, the Company adopted and implemented the Citizens South Banking Corporation 2003 Recognition and Retention Plan with a total of 210,398 shares. On November 3, 2003, awards of 196,560 shares of restricted stock were made under the 2003 RRP. All of these shares vest over a seven-year period commencing on the date of the award, at the rate of 30% on November 3, 2003, 10% on January 2, 2004, 10% on November 3, 2005, and 10% per year on November 3 of each year thereafter. The fair market value of the restricted stock at the time of the grant was $15.04 per share. During 2007, 19,456 shares vested and no shares were forfeited. In addition, 10,000 shares were granted during 2007 with 5-year cliff vesting. At December 31, 2007, 5,038 restricted shares remained unissued and available for grants under the 2003 RRP. Total expense for the 2003 RRP amounted to $302,144 in 2007, $279,816 in 2006 and $279,816 in 2005.

1999 Stock Option Plan - On April 12, 1999, the Company’s shareholders approved the Citizens South Bank 1999 Stock Option Plan that provided the issuance of 211,335 options for directors and officers to purchase the Company’s common stock. Pursuant to the mutual holding company conversion and reorganization completed on September 30, 2002, each share of the $1.00 par value common stock of Citizens South Banking Corporation (the former Federal corporation) was exchanged for 2.1408 shares of $0.01 par value common stock of the Citizens South Banking Corporation (the new Delaware Corporation), which preserved the previous stockholders’ interest in Citizens South Banking Corporation. Thus, the options for 211,335 shares of common stock in the 1999 Stock Option Plan were exchanged for options for 452,425 shares, with the exercise prices of previously granted options adjusted according to the same ratio. During 2007, there were there were no options granted, 14,985 shares were exercised, and no shares were forfeited under the 1999 Stock Option Plan. All of the 14,985 shares exercised were exercised for cash. At December 31, 2007, 1,612 options remained unissued and available for grants under the 1999 Stock Option Plan.

2003 Stock Option Plan - Pursuant to resolutions of the Board of Directors of Citizens South Banking Corporation adopted on August 18, 2003, and the subsequent approval by the stockholders of the Company on October 23, 2003, the Company adopted and implemented the Citizens South Banking Corporation 2003 Stock Option Plan with a total of 525,995 options available for award. On November 3, 2003, the following awards of stock options were made under the 2003 Stock Option Plan: Non-statutory options of 157,020 shares at $15.04 to directors and advisory board members, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee’s board service to the Bank or its predecessor, Gaston Federal Bank (excluding service to the former Citizens Bank, Inc.); incentive options of 360,000 shares at $15.04 to employees, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee’s employment with the Bank or its predecessor, Gaston Federal Bank (excluding service to the former Citizens Bank, Inc.). During 2007, there were 8,000 incentive options granted at the market price of the stock on the date of grant to an employee, vesting over a five-year period at 20% per year, commencing on the date of the grant, no reload options were issued, no options were exercised, and 1,000 options were forfeited. At December 31, 2007, 9,475 options remained unissued and available for grants under the 2003 Stock Option Plan.

The following is a summary of stock option activity and related information for the years ended December 31, 2007, 2006 and 2005.

	2007		2006		2005
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding-
Beginning of period	740,871	$12.95	772,680	$12.22	793,151	$12.58
Granted	8,000	12.47	5,894	12.70	19,000	12.96
Exercised	(14,985)	5.61	(26,203)	5.61	(24,471)	5.75
Forfeited	(1,000)	12.72	(11,500)	14.68	(15,000)	15.04
Outstanding-end of period	732,886	$13.09	740,871	$12.95	772,680	$12.22
Exercisable-end of period	709,586	$13.11	718,971	$12.96	747,680	$12.20
Weighted average fair value of options granted during the period		$4.27		$4.35		$4.60

Exercise prices for options outstanding as of December 31, 2007 and 2006, ranged from $5.14 to $15.06. The weighted average remaining contractual life of those options was approximately four years at December 31, 2007, and five years at December 31, 2006.

Employee Stock Ownership Plan - The Bank established an Employee Stock Ownership Plan (ESOP) in 1998. The ESOP is a tax-qualified retirement plan designed to invest primarily in the Company’s common stock. All full-time employees of the Bank who have completed one year of service with the Bank are eligible to participate in the ESOP. The ESOP utilized funds borrowed from the Company totaling $1,690,680, to purchase approximately 8%, or 169,068 shares of the Company’s common stock issued in the 1998 Conversion. The ESOP utilized funds borrowed from the Company totaling $1,051,980 to purchase 105,198 additional shares of the Company’s common stock issued in the 2002 Conversion. The loans to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 15 years for each loan. Under the terms of the ESOP, the Bank makes contributions to the ESOP sufficient to cover all payments of principal and interest as they become due. The 1998 loan had an outstanding balance of $563,559 with an interest rate of 7.25% and $676,271 with an interest rate of 8.25% at December 31, 2007 and 2006, respectively. The interest rate on the loan is based on the Bank’s prime rate at the end of each calendar year. The 2002 loan had an outstanding balance of $631,188 with an interest rate of 7.25% and $701,320 with an interest rate of 8.25% at December 31, 2007 and 2006, respectively. Unallocated shares, totaling 152,600 shares at December 31, 2007, are excluded for the calculation of earnings per share.

Shares purchased with the loan proceeds are held in a suspense account by the trustee of the plan for future allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation as described in the plan. The number of shares released to participants will be determined based upon the percentage of principal and interest payments made during the year divided by the total remaining principal and interest payments including the current year’s payment. Participants will vest in the shares allocated to their respective accounts over a period not to exceed three years. Any forfeited shares are allocated to the then-remaining participants in the same proportion as contributions. As of December 31, 2007, 272,265 shares have been allocated to participants and 152,600 shares remain unallocated. The fair value of the unallocated shares was $1.5 million at December 31, 2007. The Company recognizes compensation expense attributable to the ESOP ratably over the fiscal year based upon the estimated number of ESOP shares to be allocated each December 31st. The Company recognized $204,442, $215,287, and $209,419 as compensation expense in the years ended December 31, 2007, December 31, 2006, and December 31, 2005, respectively.

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

At December 31, 2007 and 2006, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business. Fair values of these commitments are based on fees currently charged for similar instruments. At December 31, 2007 and 2006, the carrying amounts and fair values of these off-balance sheet financial instruments were immaterial.

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

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$14,285,431	$14,285,431	$17,581,168	$17,581,168
Interest-earning bank balances	15,454,043	15,454,043	8,639,809	8,639,809
Investments and mortgage-backed securities	116,411,482	113,367,543	126,017,396	122,247,335
Loans	559,955,975	557,407,196	515,401,738	506,460,790

Financial liabilities:
Deposits	590,764,822	580,344,322	562,801,771	549,117,428
Repurchase agreements	10,355,320	10,355,320	7,015,488	7,015,488
Borrowed money	85,929,000	87,379,471	78,949,000	78,660,166

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

The only potential stock of the Company as defined in SFAS No. 128, are stock options granted to various directors and officers of the Bank and unvested RRP shares. At December 31, 2007, the Company excluded 586,145 of the 732,886 outstanding options from the calculation of diluted earnings per share since these options had a strike price in excess of the market value of the stock at December 31, 2007. The following is a summary of the computation of basic and diluted earnings per share for the years ended December 31st:

	2007	2006	2005
Net income	$5,664,740	$5,454,877	$3,272,709
Weighted average outstanding shares	7,688,022	8,017,956	7,207,368
Basic earnings per share	$0.74	$0.68	$0.45
Weighted average outstanding shares	7,688,022	8,017,956	7,207,368
Dilutive effect of stock options	65,917	77,320	90,851
Weighted average diluted shares	7,753,940	8,095,276	7,298,219
Diluted earnings per share	$0.73	$0.67	$0.45

The Company had 9,062,727 shares of common stock issued and outstanding as of September 30, 2002. In March 2003, the Company’s Board of Directors announced the authorization to repurchase of up to 343,027 shares of outstanding common stock. The Company repurchased 342,200 shares of stock at an average price of $13.66 under this authority in October 2003. During October 2003 the Company’s Board of Directors announced the authorization to repurchase up to 879,900 shares, or 10% of the outstanding common stock. The Company repurchased 877,235 shares of stock at an average price of $13.80 under this authority by May 2004. During May 2004, the Company’s Board of Directors authorized the repurchase of up to 815,000 shares, or 10% of the outstanding common stock. The Company repurchased 815,000 shares of stock at an average price of $13.09 under this authority in February 2005. During February 2005, the Board of Directors authorized the repurchase of 370,000 shares, or 5% of the outstanding common stock. The Company repurchased 370,000 of stock at an average price of $12.49 under this authority in January 2006. During January 2006, the Board of Directors authorized the repurchase of 200,000 shares, or 2.5% of the outstanding stock. The Company repurchased 200,000 shares of stock at an average price of $12.78 under this authority in January 2007. During January 2007, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares, or 5% of the outstanding common stock. The Company repurchased 400,000 shares of stock at an average price of $12.77 under this authority in November 2007. During November 2007, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares, or 2.5% of the outstanding common stock. As of December 31, 2007, the Company had repurchased 106,648 shares of stock at an average price of $11.63 under this authorization and had 93,352 shares remaining.

As of December 31, 2007, a total of 3,111,083 shares, or 34.3% of the outstanding shares of common stock, have been repurchased under these plans at an average price of $13.17 per share.

Note 17 - Parent-Only Financial Information

The earnings of the Bank are recognized by Citizens South Banking Corporation using the equity method of accounting. Accordingly, undistributed earnings of the Bank are recorded as increases in the Company’s investment in the Bank. The following are the condensed financial statements of the Company as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005.

Condensed Statements of Financial Condition

	2007	2006

Assets
Cash and cash equivalents	$995,258	$2,204,208
Investment in securities available-for-sale	1,978,950	2,198,120
Investment in subsidiary	96,412,730	96,548,690
Other assets	166,066	649,650
Total assets	$99,553,004	$101,600,668

Liabilities and Stockholders' Equity
Liabilities	$15,519,783	$15,639,433
Stockholders' equity	84,033,221	85,961,235
Total liabilities and stockholders' equity	$99,553,004	$101,600,668

Condensed Statements of Operations

	2007	2006	2005

Interest income	$170,784	$151,708	$124,703
Interest expense	(942,530)	(942,530)	(164,943)
Other noninterest income	2,273	92,964	7,567
Other noninterest expenses	(1,058,972)	(755,776)	(725,991)
Loss before income taxes and undistributed earnings from subsidiaries	(1,828,445)	(1,453,634)	(758,664)
Income taxes	703,000	563,000	295,218

Loss before undistributed earnings from subsidiaries	(1,125,445)	(890,634)	(463,446)
Equity in undistributed earnings of subsidiaries	6,790,155	6,345,511	3,736,155

Net income	$5,664,710	$5,454,877	$3,272,709

Condensed Statements of Cash Flows

	2007	2006	2005
Operating activities
Net income	$5,664,710	$5,454,877	$3,272,709
Adjustments to reconcile net income to net Cash provided by operating activities:
Gain on sale of investments	-	(92,964)	(7,500)
Impairment of investment securities	161,910	-	-
Equity in undistributed (earnings) of subsidiaries	(6,790,155)	(6,345,511)	(3,736,155)
Allocation of shares to ESOP	260,688	267,736	269,864
Stock option expense	27,967	25,194	-
Vesting of shares issued for the RRP	302,144	279,816	279,816
Increase in other operating subsidiaries	-	-	(623,845)
(Decrease) increase in other operating liabilities	494,902	(7,234)	-

Net cash provided by (used in) operating activities	122,166	(418,086)	(545,111)

Investing activities
Proceeds from the sale of investments	-	191,014	507,500
Purchase of investments available-for-sale	-	-	(200,000)

Net cash used in investing activities	-	191,014	307,500

Financing activities
Repurchase of common stock	(6,446,335)	(2,624,719)	(5,654,999)
Contributed capital to bank subsidiary	-	-	(15,000,000)
Dividends received from bank subsidiary	7,500,000	6,000,000	6,000,000
Increase in borrowed money	-	-	15,464,000
Exercise of options	83,991	135,793	140,670
Dividends to stockholders	(2,468,772)	(2,411,060)	(2,067,808)

Net cash provided by (used in) financing activities	(1,331,116)	1,100,014	(1,118,137)

Net increase (decrease) in cash and cash equivalents	(1,208,950)	872,942	(1,355,748)
Cash and cash equivalents, beginning of year	2,204,208	1,331,266	2,687,014
Cash and cash equivalents, end of year	$995,258	$2,204,208	$1,331,266

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007. The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report is presented on the following page of this report.

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens South Banking Corporation
Gastonia, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Citizens South Banking Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008, expressed an unqualified opinion on these consolidated financial statements.

/s/ Cherry, Bekaert & Holland, L.L.P.

Gastonia, North Carolina
March 14, 2008

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I - Election of Directors” section of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2008 Annual Meeting of Shareholders is incorporated herein by reference. In addition, the Item 1. “Executive Officers of the Registrant” section of the Proxy Statement is incorporated herein by reference.

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

14	Code of Ethics Policy (incorporated herein by reference to the “Proposal I - Election of Directors” section of the Registrant’s Proxy Statement dated April 3, 2006

21	Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002

23	Consent of Cherry, Bekaert & Holland, L.L.P.

24	Power of Attorney (set forth on signature page)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens South Banking Corporation

Date:	March 14, 2008	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Kim S. Price	By:	/s/ Gary F. Hoskins
	Kim S. Price		Gary F. Hoskins
	President, Chief Executive Officer and		Executive Vice President, Treasurer and
	Director (Principal Executive Officer)		Chief Financial Officer

Date:	March 14, 2008	Date:	March 14, 2008

By:	/s/ David W. Hoyle	By:	/s/ Ben R. Rudisill, II
	David W. Hoyle		Ben R. Rudisill, II
	Chairman		Vice Chairman

Date:	March 14, 2008	Date:	March 14, 2008

By:	/s/ Eugene R. Matthews, II	By:	/s/ Charles D. Massey
	Eugene R. Matthews, II		Charles D. Massey
	Director		Director

Date:	March 14, 2008	Date:	March 14, 2008

By:	/s/ James J. Fuller	By:	/s/ David McGuirt
	James J. Fuller		David McGuirt
	Director		Director

Date:	March 14, 2008	Date:	March 14, 2008