Form 10-Q
period 2008-03-31
CITIZENS SOUTH BANKING CORP
filed 2008-05-12
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

OR

☐	Transitional report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ______ to _____

Commission File Number 0-23971

Citizens South Banking Corporation
(Exact name of registrant as specified in its charter)

Delaware	54-2069979
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

519 South New Hope Road, Gastonia, NC	28054
(Address of principal executive offices)	(Zip Code)

(704) 868-5200
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value
7,537,644 shares outstanding as of May 9, 2008

Citizens South Banking Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

Citizens South Banking Corporation
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$13,454	$14,285
Interest-earning bank balances	3,050	11,201
Fed funds sold	11,570	4,253
Total cash and cash equivalents	28,074	29,739
Investment securities available-for-sale, at fair value	31,725	46,519
Mortgage-backed and related securities available-for-sale, at fair value	70,171	69,893
Loans:
Loans receivable, net of unearned income	571,938	559,956
Allowance for loan losses	(6,427)	(6,144)
Net loans	565,511	553,812
Other real estate owned	529	529
Premises and equipment, net	17,781	17,965
Accrued interest receivable	2,708	3,254
Federal Home Loan Bank stock	4,280	4,236
Intangible assets	30,896	31,037
Cash value of bank-owned life insurance policies	16,270	16,099
Other assets	8,638	6,057
Total assets	$776,583	$779,140

Liabilities and Stockholders’ Equity:
Deposits:
Demand deposit accounts	$104,527	$101,981
Money market deposit accounts	123,733	129,688
Savings accounts	12,193	12,037
Time deposits	342,114	347,059
Total deposits	582,567	590,765
Borrowed money	101,324	96,284
Deferred compensation	4,992	5,389
Other liabilities	2,999	2,669
Total liabilities	691,882	695,107

Stockholders’ Equity:
Preferred stock, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
Issued: 9,062,727 shares;
Outstanding: 7,552,644 shares at March 31, 2008 and 7,610,017 shares
at December 31, 2007	91	91
Additional paid-in-capital	67,803	67,718
Unallocated common stock held by Employee Stock Ownership Plan	(1,202)	(1,247)
Retained earnings	36,268	36,028
Accumulated other comprehensive income (loss), net of deferred income taxes .	450	(343)
Treasury stock of 1,510,083 shares at March 31, 2008, and 1,452,710 shares
at December 31, 2007, at cost	(18,709)	(18,214)
Total stockholders’ equity	84,701	84,033
Total liabilities and stockholders’ equity	$776,583	$779,140

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months
	Ended March 31,
	2008	2007
Interest Income:
Loans	$9,601	$9,893
Investment securities	413	669
Interest-bearing deposits	94	132
Mortgage-backed and related securities	864	671
Total interest income	10,972	11,365

Interest Expense:
Deposits	5,066	5,341
Borrowed funds	1,119	978
Total interest expense	6,185	6,319

Net interest income	4,787	5,046
Provision for loan losses	345	330
Net interest income after provision for loan losses	4,442	4,716

Noninterest Income:
Fee income on deposit accounts	678	653
Mortgage banking income	203	232
Income on lending activities	111	110
Dividends on FHLB stock	62	51
Increase in cash value of bank-owned life insurance	188	209
Fair value adjustment on deferred compensation assets	(14)	37
Net gain on sale of assets	242	5
Other noninterest income	210	233
Total noninterest income	1,680	1,530

Noninterest Expense:
Compensation and benefits	2,555	2,342
Fair value adjustment on deferred comp. obligations	(14)	37
Occupancy and equipment expense	674	668
Professional services	201	124
Amortization of intangible assets	141	165
Reorganization expenses	220	-
Other noninterest expense	1,105	949
Total noninterest expense	4,882	4,285

Income before income taxes	1,240	1,961

Provision for income taxes	270	561

Net income	$970	$1,400

Net income per common share:
Basic	$0.13	$0.18
Diluted	$0.13	$0.18

Weighted average common shares outstanding:
Basic	7,406,656	7,862,519
Diluted	7,447,544	7,938,506

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Net income	$970	$1,400

Items of other comprehensive income:
Items of other comprehensive income, before tax
Unrealized holding losses arising during period	1,533	335
Reclassification adjustment for securities gains included in net income	(242)	-
Other comprehensive income, before tax	1,291	335
Change in deferred income taxes related to changes in unrealized gains or losses
on securities available for sale	(497)	(129)
Items of other comprehensive income, net of tax	793	206

Comprehensive income	$1,763	$1,606

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands)

	Three Months
	Ended March 31,
	2008	2007
Common stock, $0.01 par value:
At beginning of period	$91	$91
Issuance of common stock	-	-
At end of period	91	91

Additional paid-in-capital:
At beginning of period	67,718	67,439
Vesting of shares for RRP	77	70
Stock-based compensation expense	8	7
At end of period	67,803	67,516

Unallocated common stock held by ESOP:
At beginning of period	(1,247)	(1,430)
Allocation from shares purchased with loan from ESOP	45	45
At end of period	(1,202)	(1,385)

Retained earnings, substantially restricted:
At beginning of period	36,028	30,031
Net income	970	1,400
Exercise of options	(127)	-
Dividends paid	(603)	(601)
At end of period	36,268	33,830

Accumulated unrealized loss on securities available for sale, net of tax:
At beginning of period	(343)	(991)
Other comprehensive income, net of tax	793	206
At end of period	450	(785)

Treasury stock:
At beginning of period	(18,214)	(12,179)
Exercise of options	181	-
Purchase of common stock for treasury	(676)	(1,477)
At end of period	(18,709)	(13,656)

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months
	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$970	$1,400
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	345	330
Depreciation	276	306
Net gain on sale of investment securities	(83)	-
Net gain on sale of mortgage-backed securities	(159)	-
Net gain on sale of loans	-	(5)
Deferred loan origination fees (costs)	11	(20)
Allocation of shares to the ESOP	45	45
Stock-based compensation expense	8	7
Vesting of shares for the Recognition and Retention Plan	77	70
Increase (decrease) in accrued interest receivable	546	(77)
Amortization of intangible assets	141	165
(Increase) decrease in other assets	(3,249)	2,217
Decrease in other liabilities	(218)	(484)
Net cash provided by (used in) operating activities	(1,290)	3,954

Cash flows from investing activities:
Net increase in loans	(12,055)	(3,954)
Proceeds from the sale of investment securities	13,402	-
Proceeds from the sale of mortgage-backed securities	12,535	-
Proceeds from the sale of loans	-	202
Maturities and prepayments of investment securities	1,541	5,650
Maturities and prepayments of mortgage-backed securities	3,612	3,200
Purchases of investments	-	(1,515)
Purchases of mortgage-backed securities	(15,042)	(3,120)
(Purchases) sale of FHLB stock	(44)	268
Capital expenditures for premises and equipment	(91)	(75)
Net cash provided by investment activities	3,858	656

Cash flows from financing activities:
Net increase (decrease) in deposits	(8,198)	5,371
Exercise of options	54	-
Dividends paid	(603)	(601)
Purchase of common stock for treasury	(676)	(1,477)
Net increase (decrease) in borrowed money	5,040	(10,441)
Increase in advances from borrowers for insurance and taxes	150	172
Net cash used in financing activities	(4,233)	(6,976)

Net decrease in cash and cash equivalents	(1,665)	(2,366)
Cash and cash equivalents at beginning of period	29,739	26,221

Cash and cash equivalents at end of period	$28,074	$23,855

See notes to condensed consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed consolidated financial statements of Citizens South Banking Corporation (the “Company”) are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements as of and for the three-month periods ended March 31, 2008 and 2007. Amounts as of December 31, 2007, included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements. Results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2008.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, including Rule 10-01 of Regulation S-X. Accordingly, certain information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated financial statements include the accounts of Citizens South Banking Corporation and the Company’s wholly owned subsidiary, Citizens South Bank (the “Bank”).

Note 2 - Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2008 and 2007:

	Three Months
	Ended March 31,
	2008	2007
	(dollars in thousands, except per share amounts)
Net income	$970	$1,400

Weighted average shares outstanding	7,406,656	7,862,519
Dilutive effect of stock options	40,888	75,987
Weighted average diluted shares outstanding	7,447,544	7,938,506

Diluted earnings per share	$0.13	$0.18

For the periods ended March 31, 2008 and 2007, there were 602,290 and 557,751 shares, respectively, attributed to stock options that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive because the average market price of the stock was below the strike price on these options.

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

	March 31, 2008	December 31, 2007
Loan commitments:
Residential mortgage loans	$14,087,350	$7,160,455
Non-residential mortgage loans	17,940,769	20,987,431
Commercial loans	1,045,275	6,559,700
Consumer loans	4,775,600	6,840,137
Total loan commitments	$37,848,994	$41,547,723

Unused lines of credit:
Commercial	$39,119,766	$38,120,483
Consumer	74,610,813	71,831,349
Total unused lines of credit	$113,730,579	$109,951,832

Note 4 - Dividend Declaration

On April 21, 2008, the Board of Directors of the Company approved and declared a regular cash dividend of eight and one half cents ($0.085) per share of common stock to stockholders of record as of May 1, 2008, payable on May 15, 2008.

Note 5 - Stock Repurchase Program

On October 22, 2007, the Board of Directors of the Company authorized the repurchase of up to 200,000 shares, or approximately 2.5% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Under this plan the Company had repurchased a total of 173,648 shares at an average price of $11.02 per share and had 26,352 shares remaining to be repurchased at March 31, 2008. The Company will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Note 6 - Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company January 1, 2008. Management determined that the adoption of SFAS No.157 did not have a material effect on the Company’s consolidated financial statements.

In accordance with SFAS No. 157, the Corporation determines the fair market value of its financial instruments based on the fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. These three levels are described as follows:

Level 1:  Quoted prices in active markets for identical assets or liabilities. Such financial instruments generally include equity market securities that are traded in an active market.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets generally include U.S. Government agency securities, mortgage-backed securities, and municipal and corporate debt securities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes loans receivable, deposits, and borrowed money.

In September 2006, the Emerging Issues Task Force issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or APB No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either SFAS No. 106 or APB No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either SFAS No. 106 or APB No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of SFAS No 106 did not have a material effect on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” to provide guidance on how an entity should recognize the income tax benefit received on dividends that are paid to employees holding certain types of shares or options and are charged to retained earnings under Statement 123(R). This issue will be applied for the Company beginning January 1, 2008. The adoption of EITF Issue No. 06-11 did not have a material effect on the Company’s consolidated financial statements.

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

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is designed to provide a general overview of the Company’s performance for the three-month periods ended March 31, 2008 and 2007. Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the condensed consolidated financial statements and related notes. Financial highlights are presented in the table below.
	Three months ended March 31, 2008	Three months ended March 31, 2007	% Change
Earnings:
Net interest income	$4,787	$5,046	(5.13)%
Provision for loan losses	(345)	(330)	4.55
Noninterest income	1,680	1,530	9.80
Noninterest expense	(4,882)	(4,285)	13.93
Income tax expense	(270)	(561)	(51.87)
Net Income	$970	$1,400	(30.71)%

Per Share Data:
Avg. common shares outstanding, basic	7,406,656	7,862,519	(5.80)%
Basic net income	$0.13	$0.18	(27.78)

Avg. common shares outstanding, diluted	7,447,544	7,938,506	(6.13)%
Diluted net income	$0.13	$0.18	(27.78)

Cash dividends paid	$0.08	$0.075	6.67%
Period-end book value	11.21	10.71	4.67

Financial Ratios (annualized):
Return on average stockholders’ equity	4.61%	6.62%	(30.36)%
Return on average assets	0.50	0.77	(35.06)
Efficiency ratio	75.49	65.15	15.87
Net interest margin	2.89	3.18	(9.12)
Average equity to average assets	10.93	11.61	(5.86)

Asset Quality Data:
Allowance for loan losses	$6,427	$6,023	6.71%
Nonperforming loans	2,477	1,686	46.92
Nonperforming assets	3,006	1,879	59.98
Net charge-offs	62	71	(12.68)
Allowance for loan losses to total loans	1.12%	1.16%	(3.45)
Nonperforming loans to total loans	0.43	0.32	34.38
Nonperforming assets to total assets	0.39	0.25	56.00

Average Balances:
Total assets	$774,030	$738,674	4.79%
Loans, net of unearned income	567,039	520,342	8.97
Interest-earning assets	680,566	644,455	5.60
Deposits	579,802	565,070	2.61
Interest-bearing liabilities	636,875	603,396	5.55
Stockholders’ equity	84,568	85,784	(1.42)

At Period End:
Total assets	$776,583	$737,639	5.28%
Loans, net of unearned income	571,938	519,108	10.18
Interest-earning assets	685,977	648,109	5.84
Deposits	582,567	568,173	2.53
Interest-bearing liabilities	642,115	602,433	6.59
Stockholders’ equity	84,701	85,611	(1.06)

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiaries are based on accounting principles generally accepted in the United States and conform to general practices in the banking industry. We consider a critical accounting policy to be one that is both very important to the portrayal of the Company’s financial condition and results of operations and requires a difficult, subjective or complex judgment by management. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations. Based on the size of the item or significance of the estimate, our critical accounting and reporting policies include our accounting for the allowance for loan losses and evaluation of other-than-temporary impairment of investments.

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

Management has established a systematic method for periodically evaluating the credit quality of the loan portfolio in order to establish an allowance for loan losses. The methodology is set forth in a formal policy and includes a review of all loans in the portfolio on which full collectibility may or may not be reasonably assured. The loan review considers among other matters, the estimated fair value of the collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Specific allowances are established for certain individual loans that management considers impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral. We increase our allowance for loan losses by charging provisions for loan losses against our current period income. Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In November 2006, FASB issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amended SFAS No. 115“Accounting for Certain Investments in Debt and Equity Securities”, No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”.

Effective March 31, 2008, management evaluated the Company’s investment portfolio and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future. The Company has the ability to hold these investments to maturity if necessary in order to recover any temporary losses that may presently exist. As a result, management did not consider any additional unrealized losses as “other-than-temporary” as of March 31, 2008.

Comparison of Financial Condition

Assets. Total assets of the Company decreased by $2.5 million, or 0.3%, from $779.1 million at December 31, 2007, to $776.6 million at March 31, 2008. This decrease was primarily due to a $14.8 million decrease in investment securities, which was partly offset by a $12.0 million increase in loans.

During the quarter ended March 31, 2008, loans receivable increased by $12.0 million, or 2.1%, to $571.9 million. The growth in loans was primarily comprised of a $7.6 million, or 8.5%, increase in residential and commercial construction loans to $96.9 million, a $5.7 million, or 6.9%, increase in consumer loans to $87.7 million, and a $3.3 million, or 10.0%, increase in commercial business loans to $36.5 million. In addition, commercial real estate loans increased by $100,000 to $273.8 million at March 31, 2008. These increases in loans were partly offset by a $3.1 million, or 4.0%, decrease in residential mortgage loans to $74.9 million. Loan production remained strong during the first quarter of 2008, totaling $68.5 million, compared to $66.9 million during the first quarter of 2007. The economy in the Charlotte region remains vibrant compared to most of the country; however, housing starts and demand for commercial real estate have slowed during the past 12 months. A more significant slowdown in the local economy would have a negative impact on the Company’s ability to increase the current level of loan growth. Management will seek to continue to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even if the local economy slows.

As of March 31, 2008, $250.4 million, or 44.1%, of the Company’s loan portfolio, was scheduled to reprice in one month. This sensitivity to falling short-term interest rates was a factor in the Company’s margin compression during the first quarter of 2008 as the prime rate decreased by 200 basis points during the quarter. Decreasing short-term interest rates will cause margin compression, as these adjustable-rate loans reprice at lower interest rates at a faster pace than the Company’s funding costs. However, as time deposits reprice over time, the Company’s cost of funds is expected to decrease and the Company’s net interest margin should begin to expand.

Cash and cash equivalents decreased by $1.6 million, or 5.6%, from $29.7 million at December 31, 2007, to $28.1 million at March 31, 2008. This decrease was primarily attributable to loan growth of $12.0 million and deposit decreases of $8.2 million. These outlays of cash were partly offset by a $14.8 million decrease in investment securities and a $5.0 million increase in borrowed money. Management expects that the level of cash and cash equivalents will remain stable through 2008. Proceeds needed to fund future loan growth and repurchase Company stock will be generated from expected growth in deposits, maturing investment and mortgage-backed securities (“MBS”) and / or additional borrowings.

During the three-month period ended March 31, 2008, investment securities decreased by $14.8 million, or 31.8%, to $31.7 million. The decrease in investment securities was primarily due to normal maturities of $1.5 million and the sale of $13.4 million of investment securities during the period. MBS increased $278,000, or 0.4%, to $70.2 million. The increase in MBS was due to the purchase of $15.0 million of MBS during the period, the effects of which were partly offset by the sale of $12.5 million in MBS and by $3.6 million of normal principal amortization. The investment securities and MBS were primarily sold to fund loan growth. Management expects the investment and MBS portfolios to decrease as a percentage of total assets as the cash flows generated from these investments and MBS are used to fund loan growth, repay borrowings and repurchase common stock. This rebalancing of the balance sheet from lower-yielding cash and cash equivalents, investments, and MBS to higher-yielding loans is expected to be a positive factor in improving the Company’s net interest margin.

Other real estate owned, which consisted of 12 one-to-four family residential dwellings acquired by the Bank through foreclosure, totaled $529,000 at March 31, 2008, which was unchanged from December 31, 2007. All foreclosed properties are written down to their estimated fair value at acquisition and are located in the Bank’s primary lending area. Management will continue to aggressively market foreclosed properties for a timely disposition.

Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of March 31, 2008, the allowance for loan losses was $6.4 million, or 1.12% of total loans. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the comparable periods and information with respect to nonperforming assets at the dates indicated.

	At and For the Three
	Months Ended March 31,
	2008	2007
	(dollars in thousands)
Allowance for loan losses:
Beginning of period	$6,144	$5,764
Add:
Provision for loan losses	345	330
Recoveries	14	12
Less:
Charge-offs	76	83
End of period	$6,427	$6.023

Nonaccrual loans	$2,477	$1,686
Real estate owned	529	193
Nonperforming assets	$3,006	$1,879

Allowance for loan losses as a
percentage of total loans	1.12%	1.16%

Nonperforming loans to
total loans	0.43%	0.32%

Nonperforming assets to
total assets	0.39%	0.25%

Premises and equipment decreased by $184,000, or 1.0%, to $17.8 million at March 31, 2008. During the first quarter of 2008, the Company opened a full-service office located in a leased facility in Rock Hill, South Carolina. Also during the quarter, the Company closed its mortgage loan production office in Waxhaw, North Carolina and consolidated the operations of its two commercial loan production offices into existing branch facilities. As a result, there were no loan production offices operating as of March 31, 2008. This consolidation of loan production offices was a cost cutting measure that was done as a part of the Company’s reorganization efforts during the first quarter of 2008. No significant changes to the Company’s premises and equipment are anticipated for the remainder of 2008.

Liabilities. Total liabilities decreased by $3.2 million, or 0.5%, from $695.1 million at December 31, 2007, to $691.9 million at March 31, 2008. This decrease was primarily due to a $8.2 million decrease in total deposits which was partly offset by a $5.0 million increase in borrowed money.

While total deposits decreased by $8.2 million, or 1.4%, to $582.6 million at March 31, 2008, demand deposits (checking accounts) increased by $2.5 million, or 2.5%, to $104.5 million at March 31, 2008. The increase in demand deposits was primarily due to a continued emphasis on increasing the Company’s number of retail and business customers through employee incentive plans and enhanced treasury service products. Savings accounts also increased slightly during the three-month period, with growth of $156,000, or 1.3%, to $12.2 million at March 31, 2008. These increases were offset by a $6.0 million, or 4.6%, decrease in money market demand accounts to $123.7 million at March 31, 2008, and a $5.0 million, or 1.4%, decrease in time deposits to $342.1 million at the end of the period. The decrease in these interest-sensitive deposit accounts was largely due to the Company’s action to aggressively lower its deposit rates more quickly than some of its competitors in response to the Federal Reserve Board’s actions to lower the federal funds rate by 200 basis points during the quarter. The Company will continue to actively market the Company’s deposit products at pricing points that management believes to be profitable. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market. However, if loan growth significantly outpaces deposit growth in the future, management may be more aggressive in attracting retail deposits, which may increase the Company’s cost of funds. In addition, management may use brokered deposits to fund future loan growth if additional liquidity is needed. Brokered deposits totaled only $3.6 million, or 0.6% of total deposits, at March 31, 2008.

The Company opened its 15th full-service office in Rock Hill, South Carolina during the first quarter of 2008. This additional office, the Company’s first in South Carolina, will be an integral part of the Company’s efforts to continue growing core deposits and market share in the Charlotte region.

Borrowed money increased by $5.0 million, or 5.2%, to $101.3 million at March 31, 2008. This increase was primarily due to additional Federal Home Loan Bank (“FHLB”) advances that were obtained primarily for the purpose of funding loan growth. Additional borrowed money may be used in the future to fund additional loan growth, repurchase stock, or purchase investment or mortgage-backed securities. However, maturing advances will generally be repaid if there is a sufficient level of cash and cash equivalents.

Stockholders’ Equity. Total stockholders’ equity increased by $668,000, or 0.8%, from $84.0 million at December 31, 2007, to $84.7 million at March 31, 2008. The increase in stockholders’ equity was primarily due to $970,000 in net income during the quarter coupled with a $793,000 increase in unrealized gains on available-for-sale securities during the quarter. The increase in unrealized gains on available-for-sale securities was primarily due to a decrease in market interest rates during the period resulting in part from a 200 basis point decrease in short-term interest rates by the Federal Reserve Board. These increases in stockholders’ equity were partly offset by the repurchase of 67,000 shares of common stock for $676,000, at an average cost of $10.06 per share. On October 22, 2007, the Board of Directors authorized the repurchase of up to 200,000 shares, or approximately 2.5%, of the then outstanding shares of common stock. As of March 31, 2008, the Company had repurchased a total of 173,648 shares under the current program at an average price of $11.02 per share and had 26,352 shares remaining to be repurchased. The Company will consider repurchasing additional shares of common stock at prices that management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. In addition, the Company paid cash dividends totaling $603,000 during the period, representing $0.08 per outstanding share.

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007

General. Net income for the three months ended March 31, 2008, amounted to $970,000, or $0.13 per diluted share, as compared to $1.4 million, or $0.18 per diluted share, for the three months ended March 31, 2007. This represented a 30.7% decrease in net income and a 27.8% decrease in diluted earnings per share for the comparable periods. This decrease was largely due to net interest margin compression caused primarily by the Federal Reserve Board’s actions to decrease short-term interest rates by 200 basis points during the first quarter of 2008. This resulted in lower yields on assets tied to the prime lending rate and other short-term indices.

Net interest income. Interest income decreased by $393,000, or 3.5%, to $11.0 million for the first quarter of 2008, primarily as a result of a 200 basis point decrease in short-term interest rates. As of March 31, 2008, approximately 44% of the Company’s loan portfolio was scheduled to reprice on a monthly basis. Average interest-earning assets increased by $36.1 million, or 5.6%, to $680.6 million for the three months ended March 31, 2008. The increase in average interest-earning assets was primarily the result of a $46.7 million, or 9.0%, increase in average outstanding loans to $567.0 million. The Company’s average yield on earning assets decreased by 99 basis points to 6.90% for the quarter ended March 31, 2008. Interest expense decreased by $134,000, or 2.1%, for the comparable quarters to $6.2 million for the first quarter of 2008. This decrease in interest expense was largely due to lower market interest rates. The Company experienced a $33.5 million, or 5.6%, increase in the average balance of interest-bearing liabilities to $639.9 million for the three months ended March 31, 2008. Average interest-bearing liabilities increased primarily as a result of a $13.9 million, or 2.6%, increase in average interest-bearing deposits coupled with a $19.6 million, or 25.2%, increase in average borrowed money. In addition, the average cost of funds decreased by 35 basis points to 3.89% for the quarter ended March 31, 2008.

As a result of the decrease in interest rates during the comparable periods, the tax-equivalent net interest margin decreased by 29 basis points to 2.89% for the quarter ended March 31, 2008, compared to 3.18% for the quarter ended March 31, 2007. This decrease in the net interest margin was primarily the result of yields on earning assets falling at a faster rate than the cost of funds. On a linked-quarter basis, the Company’s tax-equivalent net interest margin decreased twelve basis points from 3.01% for the fourth quarter of 2007 to 2.89% for the first quarter of 2008. While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, the Federal Reserve Board’s action to lower short-term interest rates by 200 basis points in the first quarter of 2008 will have a more pronounced negative impact in the first three months following the decrease in short-term interest rates. The short-term negative effects of a decrease in interest rates are expected to be mostly offset by time deposits that mature over the next 12 months and reprice at a lower cost to the Company.

Provision for loan losses. The provision for loan losses amounted to $345,000 for the first quarter of 2008 compared to $330,000 for the first quarter of 2007, representing a 4.6% increase. The allowance for loan losses was $6.4 million, or 1.12% of total loans as of March 31, 2008, compared to $6.1 million, or 1.16% of total loans as of March 31, 2007. Credit quality continues to compare favorably with industry peers with a ratio of nonperforming loans to total loans of 0.43% on March 31, 2008, compared to 0.32% on March 31, 2007. A substantial portion of the Company’s nonperforming loans at March 31, 2008, was secured by real estate located in the Company’s normal lending market. In addition, the Company’s ratio of nonperforming assets to total assets was 0.39% at March 31, 2008, compared to 0.25% at March 31, 2007. Net chargeoffs totaled $62,000, or 0.01% of average loans, during the first quarter of 2008 compared to $71,000, or 0.01% of average loans, during the first quarter of 2007.

Noninterest income. Noninterest income increased by $150,000, or 9.8%, to $1.7 million for the three months ended March 31, 2008, as compared to $1.5 million for the three months ended March 31, 2007. This decrease was largely attributable to $237,000 increase in the net gain on sale of assets. In addition, the Company realized increases of $25,000, or 3.8%, in fee income on deposit accounts and $11,000 in dividends on FHLB stock. An increase in the number of demand deposit customers contributed to the improvement in deposit fee income, while an increased number of shares of FHLB stock resulting from higher borrowing balances contributed to the increase in dividends on FHLB stock. These increases in noninterest income were partly offset by a $29,000, or 12.8%, decrease in mortgage banking income, a $21,000, or 10.3%, reduction of cash value accumulation on bank owned life insurance, a $51,000 reduction in the fair value adjustment on deferred compensation assets and a $23,000, or 9.8%, reduction in other noninterest income. The income generated from mortgage banking activities decreased due to a reduction in mortgage lending activity in the Charlotte region. However, the residential real estate market in the Charlotte region remains active and is expected to provide the Company with opportunities for continued growth during 2008. The reduction in cash value accumulation on bank owned life insurance policies was due in part to the death of one insured employee during the year and a decrease in market interest rates. The reduction in the fair value adjustment on deferred compensation assets is directly offset by a corresponding decrease in noninterest expense, resulting in no net impact on earnings. Other noninterest income decreased as a result of fewer penalties received from early withdrawal on time deposits and other miscellaneous items.

The Company recognized $242,000 in net gains from the sale of assets during the quarter ended March 31, 2008, compared to $5,000 during the quarter ended March 31, 2007. During the first quarter of 2008 the Company sold $13.4 million in investment securities at a net gain of $83,000 and $12.5 million in mortgage-backed securities at a net gain of $159,000. The investment securities and MBS were primarily sold to generate gains which were used to offset $220,000 in reorganization costs recognized during the first quarter of 2008. During the quarter ended March 31, 2007, the Company sold $202,000 of loans at a gain of $5,000.

Noninterest expense. Noninterest expense increased by $597,000, or 13.9%, to $4.9 million for the quarter ended March 31, 2008, compared to $4.3 million for the quarter ended March 31, 2007. The primary reason was a $213,000, or 9.1%, increase in compensation and benefits, a $6,000, or 0.9%, increase in occupancy and equipment expense, a $77,000, or 62.6%, increase in professional services, a $156,000, or a 16.4%, increase in other noninterest expenses and $220,000 in restructuring costs. Management hired several experienced lenders and an experienced credit officer during 2007 which contributed to the increase in compensation and benefits. However, we expect that the additional loan growth associated with these new positions will cover the additional compensation expense in 2008. The Company opened its 15th full-service office in Rock Hill, South Carolina, during the first quarter 2008. As a result, office occupancy and equipment expense is expected to continue to increase in 2008. However, this increase will be tempered by the consolidation of the Company’s three loan production offices into existing branch facilities. The increase in professional services was primarily associated with higher audit-related costs, consulting fees and legal services. Management expects that these expenses will decrease for the remainder of 2008. Other noninterest expenses increased as a result of higher expenses related to marketing efforts, loan administration and office supplies. A portion of the increase was related to the opening of a new office during the first quarter of 2008. The $220,000 of restructuring expense was attributable to severance payments made to various employees whose positions were eliminated during the first quarter of 2008. As a part of the restructuring, four positions were eliminated and three leased loan production offices were consolidated into existing facilities. No additional expenses are expected in conjunction with the reorganization.

These increases in noninterest expense were partly offset by a $51,000 decrease in the fair value adjustment on deferred compensation and a $24,000 decrease in the amortization expense of intangible assets. The decrease in the fair value adjustment on deferred compensation during the comparable quarters was directly offset by a corresponding decrease to noninterest income, resulting in no net impact to the Company. The amortization of intangible assets is expected to continue to decrease as the amount of the core deposit intangible decreases.

Income taxes. Income taxes amounted to $270,000, or 21.8% of taxable income, for the quarter ended March 31, 2008, as compared to $561,000, or 28.6% of taxable income, for the quarter ended March 31, 2007. The decrease in the effective tax rate during the comparable periods was primarily due to a $21,000 increase in nontaxable income from the first quarter 2007 to the first quarter 2008, coupled with a $721,000 decrease in income before taxes. This nontaxable income was primarily generated from interest earned on bank-qualified municipal securities and loans. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.

Liquidity, Market Risk, and Capital Resources

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances. The Company has $91.0 million available to draw from its line of credit with the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company also has $20.0 million available from an unsecured federal funds accommodation with Silverton Bank (“Silverton”). Silverton is the Company’s primary correspondent bank. The federal funds accommodation is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company. Outstanding advances made under this accommodation are generally repaid on a daily basis at a rate determined by Silverton based on their marginal cost of funds. Advances are limited to not more than 14 days in any calendar month. Interest on any advances made over the established line or beyond the 14-day limit will be at a higher rate. The Company may also solicit brokered deposits for providing funds for asset growth. As of March 31, 2008, the Company had outstanding brokered deposits of $3.6 million, or 0.6% of total deposits. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position. At March 31, 2008, the Company had loan commitments of $37.8 million, unused lines of credit of $113.7 million, and undisbursed construction loan proceeds of $5.1 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing.

The Company’s most significant form of market risk is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates. The Company’s Asset / Liability Committee is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. There were no changes in the Company’s asset or liability composition that could result in a material change in the Company’s analysis of interest rate sensitivity as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2008, the Bank’s capital exceeded all applicable regulatory requirements and was in the “well capitalized” category for all regulatory capital measurements. The Bank's Tier I capital was $64.7 million, or 8.7% of adjusted total assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can result in certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

Item 1A. Risk Factors

There were no material changes in the risk factors that were identified in the Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.	Not applicable.

b.	Not applicable.

c.	During the three-month period ended March 31, 2008, the Company repurchased 67,000 shares of common stock for $676,000, at an average cost of $10.06 per share, as detailed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plan
January	17,000	$ 9.89	123,648	76,352
February	14,000	$10.38	137,648	62,352
March	36,000	$10.01	173,648	26,352
Total	67,000	$10.06	173,648	26,352

As of March 31, 2008, the Company had repurchased a total of 3,178,083 shares, or 35.1% of the outstanding shares of common stock, at an average price of $13.11. This stock was repurchased under a series of repurchase programs that have been authorized by the Board of Directors over the past several years. The most recent repurchase authorization was granted by the Board of Directors on October 22, 2007, for the repurchase of up to 200,000 shares, or approximately 2.5% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of March 31, 2008, the Company had repurchased a total of 173,648 shares at an average price of $11.02 per share and had 26,352 shares remaining to be repurchased under this plan. The Company will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no meetings of stockholders during the quarter ended March 31, 2008.

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

Citizens South Banking Corporation

Date: May 12, 2008	By:	/s/ Kim S. Price
Kim S. Price President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Gary F. Hoskins
Gary F. Hoskins Executive Vice President, Chief Financial Officer and Treasurer