Form 10-Q
period 2008-06-30
CITIZENS SOUTH BANKING CORP
filed 2008-08-11
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008

OR

☐	Transitional report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ______ to _____

Commission File Number 0-23971

Citizens South Banking Corporation
(Exact name of registrant as specified in its charter)

Delaware	54-2069979
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

519 South New Hope Road, Gastonia, NC	28054
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐  Smaller Reporting Company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value
7,516,816 shares outstanding as of August 11, 2008

Citizens South Banking Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

Citizens South Banking Corporation
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$14,131	$14,285
Interest-earning bank balances	1,683	15,454
Total cash and cash equivalents	15,814	29,739
Investment securities available-for-sale, at fair value	34,587	46,519
Mortgage-backed and related securities available-for-sale, at fair value	83,026	69,893
Loans:
Loans receivable, net of unearned income	604,855	559,956
Allowance for loan losses	(6,757)	(6,144)
Net loans	598,098	553,812
Other real estate owned	635	529
Premises and equipment, net	17,604	17,965
Accrued interest receivable	2,739	3,254
Federal Home Loan Bank stock	5,338	4,236
Intangible assets	30,761	31,037
Cash value of bank-owned life insurance policies	16,456	16,099
Other assets	6,767	6,057
Total assets	$811,825	$779,140

Liabilities and Stockholders’ Equity:
Deposits:
Demand deposit accounts	$114,289	$101,981
Money market deposit accounts	116,059	129,688
Savings accounts	11,660	12,037
Time deposits	342,793	347,059
Total deposits	584,801	590,765
Borrowed money	137,278	96,284
Deferred compensation	5,006	5,389
Other liabilities	2,245	2,669
Total liabilities	729,330	695,107

Stockholders’ Equity:
Preferred stock, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
Issued: 9,062,727 shares;
Outstanding: 7,524,016 shares at June 30, 2008 and 7,610,017 shares at December 31, 2007	91	91
Additional paid-in-capital	67,887	67,718
Unallocated common stock held by Employee Stock Ownership Plan	(1,156)	(1,247)
Retained earnings	36,494	36,028
Accumulated other comprehensive loss, net of deferred income taxes	(1,837)	(343)
Treasury stock of 1,538,711 shares at June 30, 2008, and 1,452,710 shares at December 31, 2007, at cost	(18,984)	(18,214)
Total stockholders’ equity	82,495	84,033
Total liabilities and stockholders’ equity	$811,825	$779,140

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest Income:
Loans	$9,143	$10,061	$18,745	$19,954
Investment securities	356	691	769	1,359
Interest-bearing deposits	42	137	136	270
Mortgage-backed and related securities	942	696	1,805	1,367
Total interest income	10,483	11,585	21,455	22,950

Interest Expense:
Deposits	4,334	5,591	9,400	10,931
Borrowed funds	1,237	922	2,356	1,900
Total interest expense	5,571	6,513	11,756	12,831

Net interest income	4,912	5,072	9,699	10,119
Provision for loan losses	750	330	1,095	660
Net interest income after provision for loan losses	4,162	4,742	8,604	9,459

Noninterest Income:
Fee income on deposit accounts	776	693	1,454	1,347
Mortgage banking income	278	277	481	510
Income on lending activities	102	133	213	242
Dividends on FHLB stock	65	46	128	96
Increase in cash value of bank-owned life insurance	188	178	376	387
Fair value adjustment on deferred compensation assets	(39)	21	(53)	58
Life insurance proceeds, net	-	112	-	112
Net gain on sale of assets	19	332	261	336
Other noninterest income	203	196	413	429
Total noninterest income	1,592	1,988	3,273	3,517

Noninterest Expense:
Compensation and benefits	2,545	2,363	5,100	4,706
Fair value adjustment on deferred comp. obligations	(39)	21	(53)	58
Occupancy and equipment expense	676	672	1,351	1,340
Professional services	237	153	438	276
Amortization of intangible assets	135	162	276	327
Reorganization expenses	-	-	220	-
Impairment of securities	-	162	-	162
Other noninterest expense	1,148	1,084	2,253	2,033
Total noninterest expense	4,702	4,617	9,585	8,902

Income before income taxes	1,052	2,113	2,292	4,074

Provision for income taxes	190	524	460	1,085

Net income	$862	$1,589	$1,832	$2,989

Net income per common share:
Basic	$0.12	$0.21	$0.25	$0.38
Diluted	$0.12	$0.20	$0.25	$0.38

Weighted average common shares outstanding:
Basic	7,369,964	7,750,385	7,391,338	7,810,089
Diluted	7,434,006	7,816,793	7,443,803	7,881,287

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Six Months
	Ended June 30,
	2008	2007

Net income	$1,832	$2,989

Items of other comprehensive income:
Items of other comprehensive income, before tax
Unrealized holding losses arising during period	2,713	1,216
Reclassification adjustment for securities (gains) losses included in net income	(283)	80
Other comprehensive income, before tax	2,430	1,296
Change in deferred income taxes related to changes in unrealized gains or losses
on securities available for sale	(936)	(500)
Items of other comprehensive income, net of tax	1,494	796

Comprehensive income	$3,326	$3,785

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands)

	Six Months
	Ended June 30,
	2008	2007

Common stock, $0.01 par value:
At beginning of period	$91	$91
Issuance of common stock	-	-
At end of period	91	91

Additional paid-in-capital:
At beginning of period	67,718	68,578
Vesting of shares for RRP	154	150
Stock-based compensation expense	15	14
At end of period	67,887	68,742

Unallocated common stock held by ESOP:
At beginning of period	(1,247)	(1,430)
Allocation from shares purchased with loan from ESOP	91	91
At end of period	(1,156)	(1,339)

Retained earnings, substantially restricted:
At beginning of period	36,028	31,892
Net income	1,832	2,989
Grant of additional shares from Recognition and Retention Plan (“RRP”)	-	(128)
Exercise of options	(126)	(199)
Dividends paid	(1,240)	(1,235)
At end of period	36,494	33,319

Accumulated unrealized loss on securities available for sale, net of tax:
At beginning of period	(343)	(991)
Other comprehensive income, net of tax	(1,494)	(796)
At end of period	(1,837)	(1,787)

Treasury stock:
At beginning of period	(18,214)	(12,179)
Exercise of options	181	283
Grant of additional shares from RRP	-	128
Purchase of common stock for treasury	(951)	(3,047)
At end of period	(18,984)	(14,815)

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months
	Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$1,832	$2,989
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,095	660
Depreciation	554	604
Impairment on investment securities	-	162
Net gain on sale of investment securities	(124)	-
Net (gain) loss on sale of mortgage-backed securities	(159)	80
Net gain on sale of loans	-	(5)
Net loss on sale of other real estate owned	22	8
Net gain on sale of premises and equipment	-	(419)
Deferred loan origination fees (costs)	44	(19)
Allocation of shares to the ESOP	91	91
Stock-based compensation expense	15	14
Vesting of shares for the Recognition and Retention Plan	154	150
Increase (decrease) in accrued interest receivable	516	(111)
Amortization of intangible assets	276	327
(Increase) decrease in other assets	(441)	1,534
Increase (decrease) in other liabilities	(1,085)	79
Net cash provided by operating activities	2,790	6,144

Cash flows from investing activities:
Net increase in loans	(45,425)	(20,772)
Proceeds from the sale of investment securities	13,402	-
Proceeds from the sale of mortgage-backed securities	12,485	3,364
Proceeds from the sale of loans	-	202
Proceeds from sale of other real estate owned	183	182
Proceeds from sale of premises and equipment	-	801
Maturities and prepayments of investment securities	1,549	5,970
Maturities and prepayments of mortgage-backed securities	7,845	6,783
Purchases of investments	(3,659)	(9,435)
Purchases of mortgage-backed securities	(34,970)	(15,204)
(Purchases) sale of FHLB stock	(1,102)	358
Capital expenditures for premises and equipment	(194)	(1,059)
Net cash used in investment activities	(49,886)	(28,810)

Cash flows from financing activities:
Net increase (decrease) in deposits	(5,964)	20,743
Exercise of options	55	84
Dividends paid	(1,240)	(1,235)
Purchase of common stock for treasury	(951)	(3,047)
Net increase (decrease) in borrowed money	40,994	(7,265)
Increase in advances from borrowers for insurance and taxes	277	309
Net cash provided by financing activities	33,171	9,589

Net decrease in cash and cash equivalents	(13,925)	(13,077)
Cash and cash equivalents at beginning of period	29,739	26,221

Cash and cash equivalents at end of period	$15,814	$13,144

See notes to condensed consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Citizens South Banking Corporation (the “Company”) are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements as of and for the three- and six-month periods ended June 30, 2008 and 2007. Amounts as of December 31, 2007, included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements. Results for the three- and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2008.

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

Note 2 – Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following is a summary of the diluted earnings per share calculation for the six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)

Net income	$862	$1,589	$1,832	$2,989

Weighted average shares outstanding	7,369,964	7,750,385	7,391,338	7,810,089
Dilutive effect of stock options	64,042	66,408	52,465	71,198
Weighted average diluted shares outstanding	7,434,006	7,816,793	7,443,803	7,881,287

Diluted earnings per share	$0.12	$0.20	$0.25	$0.38

For the periods ended June 30, 2008 and 2007, there were 662,290 and 557,751 shares, respectively, attributed to stock options that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive because the average market price of the stock was below the strike price on these options.

Note 3 – Commitments to Extend Credit

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

	June 30, 2008	December 31, 2007
Loan commitments:
Residential mortgage loans	$9,885,167	$7,160,455
Non-residential mortgage loans	8,882,921	20,987,431
Commercial loans	1,882,150	6,559,700
Consumer loans	5,648,300	6,840,137
Total loan commitments	$26,298,538	$41,547,723
Unused lines of credit:
Commercial	$37,015,143	$38,120,483
Consumer	76,521,882	71,831,349
Total unused lines of credit	$113,537,025	$109,951,832

Note 4 – Dividend Declaration

On July 21, 2008, the Board of Directors of the Company approved and declared a regular cash dividend of eight and one half cents ($0.085) per share of common stock to stockholders of record as of August 1, 2008, payable on August 15, 2008.

Note 5 – Stock Repurchase Program

On October 22, 2007, the Board of Directors of the Company authorized the repurchase of up to 200,000 shares, or approximately 2.5% of the Company’s then outstanding shares of common stock. In June 2008, the Company completed the repurchase plan with the purchase of 200,000 shares of common stock at an average price of $10.77. As a result, an additional repurchase plan was authorized on June 16, 2008, by the Board of Directors of the Company. The new plan also authorized the repurchase of 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Under this plan the Company had repurchased a total of 2,276 shares at an average price of $7.85 per share and had 197,724 shares remaining to be repurchased at June 30, 2008. The Company will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Note 6 - Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

On June 16, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” EITF 03-6-1 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of EITF 03-6-1 will have on its consolidated financial statements.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. This Statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company has not elected the fair value option for liabilities. Available-for-sale securities are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting of these other assets. At June 30, 2008, the Company did not have any loans held for sale.

In accordance with SFAS No. 157, when measuring fair value, the Company uses valuation techniques that are appropriate and consistently applied. A hierarchy is used to prioritize valuation inputs into the following three levels to determine fair value:

Level 1:  Quoted prices in active markets for identical assets or liabilities.
Level 2: Observable inputs other than the quoted prices included in Level 1.
Level 3: Unobservable inputs.

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on at least a monthly basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, U.S. Treasury securities that are traded by broker/dealers in an active over-the-counter market and money market funds. Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds, bonds issued by government agencies, and corporate debt securities. Securities classified as Level 3 include equity securities and asset-backed securities traded in less liquid markets.

The fair value measurement as of June 30, 2008, for investment securities available-for-sale are summarized below:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities available for sale	$-	$115,522	$873	$116,395

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

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is designed to provide a general overview of the Company’s performance for the three- and six-month periods ended June 30, 2008 and 2007. Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the condensed consolidated financial statements and related notes. Financial highlights are presented in the table below.

	Three months ended June 30, 2008	Three months ended June 30, 2007	% Change	Six months ended June 30, 2008	Six months ended June 30, 2007	% Change
Earnings:
Net interest income	$4,912	$5,072	(3.15)%	$9,699	$10,119	(4.15)%
Provision for loan losses	(750)	(330)	127.27	(1,095)	(660)	65.91
Noninterest income	1,592	1,988	(19.92)	3,273	3,517	(6.94)
Noninterest expense	(4,702)	(4,617)	1.84	(9,585)	(8,902)	7.67
Income tax expense	(190)	(524)	(63.74)	(460)	(1,085)	(57.60)
Net Income	$862	$1,589	(45.75)	$1,832	$2,989	(38.71)

Per Share Data:
Avg. common shares outstanding, basic	7,369,964	7,750,385	(4.91)%	7,391,338	7,810,089	(5.36)%
Basic net income	$0.12	$0.21	(42.86)	$0.25	$0.38	(34.21)

Avg. common shares outstanding, diluted	7,434,006	7,816,793	(4.90)%	7,443,803	7,881,287	(5.55)%
Diluted net income	$0.12	$0.20	(40.00)	$0.25	$0.38	(34.21)

Cash dividends paid	$0.085	$0.08	6.25%	$0.17	$0.16	6.25%
Period-end book value	10.96	10.69	2.53	10.96	10.69	2.53

Financial Ratios (annualized):
Return on average stockholders’ equity	4.13%	7.50%	(44.93)%	4.38%	7.06%	(37.96)%
Return on average assets	0.44	0.86	(48.84)	0.47	0.81	(41.98)
Efficiency ratio	72.29	65.40	10.54	73.89	65.28	13.13
Net interest margin	2.91	3.22	(9.63)	2.90	3.23	(10.22)
Average equity to average assets	10.62	11.44	(7.17)	10.75	11.51	(6.60)

Asset Quality Data:
Allowance for loan losses	$6,757	$6,128	10.26%	$6,757	$6,128	10.26%
Nonperforming loans	3,880	2,461	57.66	3,880	2,461	57.66
Nonperforming assets	4,515	2,910	55.15	4,514	2,910	55.12
Net charge-offs	421	225	87.11	483	296	63.18
Allowance for loan losses to total loans	1.12%	1.14%	(1.75)	1.12%	1.14%	(1.75)
Nonperforming loans to total loans	0.64	0.46	39.13	0.64	0.46	39.13
Nonperforming assets to total assets	0.56	0.39	43.59	0.56	0.39	43.59

Average Balances:
Total assets	$790,625	$742,910	6.42%	$783,148	$741,242	5.65%
Loans, net of unearned income	588,868	524,660	12.24	577,953	522,501	10.61
Interest-earning assets	695,151	647,089	7.43	687,820	646,158	6.45
Deposits	578,469	576,250	0.39	624,136	570,490	9.40
Interest-bearing liabilities	655,533	608,380	7.75	646,204	605,888	6.65
Stockholders’ equity	83,965	84,967	(1.18)	84,205	85,342	(1.33)

At Period End:
Total assets	$811,825	$755,486	7.46%	$811,825	$755,486	7.46%
Loans, net of unearned income	604,855	535,699	12.91	604,855	535,699	12.91
Interest-earning assets	720,270	668,138	7.80	720,270	668,138	7.80
Deposits	584,801	583,545	0.22	584,801	583,545	0.22
Interest-bearing liabilities	677,616	623,449	8.69	677,616	623,449	8.69
Stockholders’ equity	82,495	84,211	(2.04)	82,495	84,211	(2.04)

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

Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In November 2006, the FASB issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amended SFAS No. 115“Accounting for Certain Investments in Debt and Equity Securities”, No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”.

Effective June 30, 2008, management evaluated the Company’s investment portfolio and determined that all unrealized losses were the direct result of temporary changes in interest rates and market conditions and that such losses may be recovered in the foreseeable future. The Company has the ability to hold these investments to maturity if necessary in order to recover any temporary losses that may presently exist. As a result, management did not consider any additional unrealized losses as “other-than-temporary” as of June 30, 2008.

Comparison of Financial Condition

Assets. Total assets of the Company increased by $32.7 million, or 4.2%, from $779.1 million at December 31, 2007, to $811.8 million at June 30, 2008. This increase was primarily due to a $44.9 million, or 8.0%, increase in loans receivable to $604.9 million at June 30, 2008. The growth in loans was primarily comprised of a $16.6 million, or 20.3%, increase in consumer loans to $98.7 million, an $8.5 million, or 9.5%, increase in residential and commercial construction loans to $97.8 million, a $11.1 million, or 4.0%, increase in commercial real estate loans to $284.8 million and a $2.9 million, or 3.7%, increase in residential loans to $80.9 million. These increases in loans were partly offset by a slight decrease in commercial business loans to $33.2 million. Loan production remained strong during the first half of 2008, totaling $158.8 million, compared to $153.3 million during the first half of 2007. The economy in the Charlotte region remains relatively strong compared to other regions of the country; however, housing starts and demand for commercial real estate have slowed during the past 12 months. As a result, management expects that loan growth will slow during the second half of 2008, as compared to the level of growth realized during the first half of 2008. Management will seek to continue to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even if the local economy slows.

As of June 30, 2008, $256.2 million, or 43.2%, of the Company’s loan portfolio, was scheduled to reprice in one month. Decreasing short-term interest rates will cause margin compression, as these adjustable-rate loans reprice at lower interest rates at a faster pace than the Company’s funding costs. This sensitivity to falling short-term interest rates was a factor in the Company’s margin compression during the first quarter of 2008 as the prime rate decreased by 200 basis points during the quarter. However, during the second quarter of 2008 a large number of time deposits repriced at lower rates, resulting in a decreased cost of funds. As a result, the Company’s net interest margin improved from 2.89% for the first quarter of 2008 to 2.91% for the second quarter of 2008. Additional margin expansion is expected for the remainder of 2008 if short-term rates remain stable as more time deposits reprice at lower rates.

Cash and cash equivalents decreased by $13.9 million, or 46.8%, from $29.7 million at December 31, 2007, to $15.8 million at June 30, 2008. This decrease was primarily attributable to loan growth of $44.9 million, a $13.1 million increase in mortgage-backed securities (“MBS”) and deposit decreases of $6.0 million. These outlays of cash were partly offset by an $11.9 million decrease in investment securities and a $41.0 million increase in borrowed money. Management expects that the level of cash and cash equivalents will remain relatively stable through 2008. Proceeds needed to fund future loan growth will be generated from expected growth in deposits, maturing investments and MBS and / or additional borrowings.

During the six-month period ended June 30, 2008, investment securities decreased by $11.9 million, or 25.7%, to $34.6 million. The decrease in investment securities was primarily due to normal maturities of $1.5 million and the sale of $13.4 million of investment securities during the period. These decreases in investment securities were partly offset by the purchase of $3.7 million of investment securities during the period. MBS increased $13.1 million, or 18.8%, to $83.0 million. The increase in MBS was due to the purchase of $35.0 million of MBS during the period, the effects of which were partly offset by the sale of $12.5 million in MBS and by $7.8 million of normal principal amortization. The investment securities and MBS were primarily sold to fund loan growth. Management expects the investment and MBS portfolios to decrease as a percentage of total assets as the cash flows generated from these investments and MBS are used to fund loan growth, repay borrowings and repurchase common stock. This rebalancing of the balance sheet from lower-yielding cash and cash equivalents, investments, and MBS to higher-yielding loans is expected to be a positive factor in improving the Company’s net interest margin.

Other real estate owned, which consisted of 13 one-to-four family residential dwellings acquired by the Bank through foreclosure, totaled $635,000 at June 30, 2008, compared to $529,000 at December 31, 2007. All foreclosed properties are written down to their estimated fair value at acquisition, and are currently located in the Bank’s primary lending area. Management will continue to aggressively market foreclosed properties for a timely disposition.

Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses. This methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income. As of June 30, 2008, the allowance for loan losses was $6.8 million, or 1.12% of total loans. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the comparable periods and information with respect to nonperforming assets at the dates indicated.

	At and For the Three		At and For the Six
	Months Ended June 30,		Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Allowance for loan losses:
Beginning of period	$6,427	$6,023	$6,145	$5,764
Add:
Provision for loan losses	750	330	1,095	660
Recoveries	34	8	48	20
Less:
Charge-offs	455	233	531	316
End of period	$6,757	$6,128	$6,757	$6,128

Nonaccrual loans	$3,880	$2,461	$3,880	$2,461
Real estate owned	635	449	635	449
Nonperforming assets	$4,515	$2,910	$4,515	$2,910

Allowance for loan losses as a percentage of total loans	1.12%	1.14%	1.12%	1.14%

Nonperforming loans to total loans	0.64%	0.46%	0.64%	0.46%

Nonperforming assets to total assets	0.56%	0.39%	0.56%	0.39%

Premises and equipment decreased by $361,000, or 2.0%, to $17.6 million at June 30, 2008. During 2008, the Company opened a full-service office located in a leased facility in Rock Hill, South Carolina. Also during 2008, the Company closed its mortgage loan production office in Waxhaw, North Carolina and consolidated the operations of its two commercial loan production offices into existing branch facilities. As a result, there were no loan production offices operating as of June 30, 2008. This consolidation of loan production offices was a cost cutting measure that was done as a part of the Company’s reorganization efforts during the first quarter of 2008. No significant changes to the Company’s premises and equipment are anticipated for the remainder of 2008.

Liabilities. Total liabilities increased by $34.2 million, or 4.9%, from $695.1 million at December 31, 2007, to $729.3 million at June 30, 2008. This increase was primarily due to a $41.0 million increase in borrowed money which was partly offset by a $6.0 million decrease in total deposits.

While total deposits decreased by $6.0 million, or 1.0%, to $584.8 million at June 30, 2008, demand deposits (checking accounts) increased by $12.3 million, or 12.1%, to $114.3 million at June 30, 2008. The increase in demand deposits was primarily due to a continued emphasis on increasing the Company’s number of retail and business customers through employee incentive plans and enhanced treasury service products. The increase in demand deposit accounts was offset by a $13.6 million, or 10.5%, decrease in money market demand deposit accounts to $116.1 million, a $4.3 million, or 1.2%, decrease in time deposits to $342.8 million, and a $377,000, or 3.1%, decrease in savings accounts to $11.7 million at the end of the period. The decrease in these interest-sensitive deposit accounts was largely due to the Company’s action to aggressively lower its deposit rates more quickly than some of its competitors in response to the Federal Reserve Board’s actions to lower the federal funds rate by 225 basis points during the six-month period ended June 30, 2008. The Company will continue to actively market the Company’s deposit products at pricing points that management believes to be profitable. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market. However, if loan growth continues to significantly outpace deposit growth, management may be more aggressive in pricing retail deposits, which may increase the Company’s cost of funds. In addition, management may use brokered deposits to fund future loan growth if additional liquidity is needed. Brokered deposits totaled $15.8 million, or 2.7% of total deposits, at June 30, 2008.

The Company opened its 15th full-service office in Rock Hill, South Carolina during the first quarter of 2008. This additional office, the Company’s first in South Carolina, will be an integral part of the Company’s efforts to continue growing core deposits and market share in the Charlotte region.

Borrowed money increased by $41.0 million, or 42.6%, to $137.3 million at June 30, 2008. This increase was primarily due to additional Federal Home Loan Bank (“FHLB”) advances that were obtained primarily for the purpose of funding loan growth and $20.0 million in repurchase agreements with Citigroup Global Market, Inc. that were used to purchase MBS. Additional borrowed money may be used in the future to fund additional loan growth, repurchase stock, or purchase investment or mortgage-backed securities. However, maturing advances will generally be repaid if there is a sufficient level of cash and cash equivalents.

Stockholders’ Equity. Total stockholders’ equity decreased by $1.5 million, or 1.8%, from $84.0 million at December 31, 2007, to $82.5 million at June 30, 2008. The decrease in stockholders’ equity was primarily due to a $1.5 million increase in unrealized losses on available-for-sale investment securities and MBS. This increase in unrealized losses was primarily due to increases in long-term interest rates and higher spreads resulting from increased volatility in the securities markets. Management expects that these losses are temporary in nature and that the market value of the securities portfolio will recover in the foreseeable future.

Also, during the six-month period the Company repurchased 95,628 shares of common stock for $951,000, at an average cost of $9.94 per share. On October 22, 2007, the Board of Directors authorized the repurchase of up to 200,000 shares, or approximately 2.5%, of the then outstanding shares of common stock. This repurchase plan was completed in June 2008. As a result, an additional repurchase plan was authorized on June 16, 2008, by the Board of Directors of the Company. The new plan also authorized the repurchase of 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Under this plan the Company had repurchased a total of 2,276 shares at an average price of $7.85 per share and had 197,724 shares remaining to be repurchased at June 30, 2008. The Company will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

In addition, the Company paid cash dividends totaling $1.2 million during the six-month period, representing $0.17 per outstanding share. These decreases were partly offset by $1.8 million in net income during the six-month period ending June 30, 2008.

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007

General. Net income for the three months ended June 30, 2008, amounted to $862,000, or $0.12 per diluted share, as compared to $1.6 million, or $0.20 per diluted share, for the three months ended June 30, 2007. This represented a 45.8% decrease in net income and a 40.0% decrease in diluted earnings per share for the comparable periods. This decrease was largely due to net interest margin compression caused primarily by the Federal Reserve Board’s actions to decrease short-term interest rates by 275 basis points during the 12-month period ending June 30, 2008. This resulted in lower yields on assets tied to the prime lending rate and other short-term indices.

Net interest income. Interest income decreased by $1.1 million, or 9.5%, to $10.5 million for the second quarter of 2008, primarily as a result of a lower market rates due to a 275 basis point decrease in short-term interest rates from June 30, 2007 to June 30, 2008. As of June 30, 2008, approximately 43% of the Company’s loan portfolio was scheduled to reprice on a monthly basis. Average interest-earning assets increased by $48.1 million, or 7.4%, to $695.1 million for the three months ended June 30, 2008. The increase in average interest-earning assets was primarily the result of a $64.2 million, or 12.2%, increase in average outstanding loans to $588.9 million for the quarter ending June 30, 2008. The increase in average loans was partly offset by a $17.3 million, or 12.7%, decrease in average investments and MBS. The Company’s average yield on earning assets decreased by 114 basis points to 6.12% for the quarter ended June 30, 2008. Interest expense decreased by $942,000, or 14.5%, for the comparable quarters to $5.6 million for the second quarter of 2008. This decrease in interest expense was largely due to lower market interest rates. As a result, the average cost of funds decreased by 88 basis points to 3.41% for the quarter ended June 30, 2008. The benefits of lower market rates were partly offset by a $47.2 million, or 7.8%, increase in the average balance of interest-bearing liabilities to $655.5 million for the three months ended June 30, 2008. Average interest-bearing liabilities increased primarily as a result of a $46.5 million, or 64.6%, increase in average borrowed money coupled with a $695,000, or 0.13%, increase in average interest-bearing deposits.

As a result of the decrease in interest rates during the comparable periods, the tax-equivalent net interest margin decreased by 31 basis points to 2.91% for the quarter ended June 30, 2008, compared to 3.22% for the quarter ended June 30, 2007. This decrease in the net interest margin was primarily the result of yields on earning assets falling at a faster rate than the cost of funds. On a linked-quarter basis, the Company’s tax-equivalent net interest margin increased two basis points from 2.89% for the first quarter of 2008 to 2.91% for the second quarter of 2008. While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, a decrease in short-term interest rates have a more pronounced negative impact in the first three months following the decrease. The short-term negative effects of a decrease in interest rates are expected to be mostly offset by time deposits that mature over the next 12 months and reprice at a lower cost to the Company.

Provision for loan losses. The provision for loan losses amounted to $750,000 for the second quarter of 2008 compared to $330,000 for the second quarter of 2007, representing a $420,000 increase. The primary reason for the increase was a $375,000 write-off that was realized during the second quarter of 2008 on a non-real estate loan. The loan was secured by various automobiles that were held under a floor planning line of credit. The loss was incurred as the result of a combination of insufficient collateral value on some of the automobiles and the lack of a perfected lien position on other vehicles. The loan is in the process of collection by the Company. As a result of this write-off, the Company increased the amount of the provision for loan losses in order to maintain the level of the allowance for loan losses. The allowance for loan losses was $6.8 million, or 1.12% of total loans as of June 30, 2008, compared to $6.1 million, or 1.14% of total loans as of June 30, 2007. Credit quality continues to compare favorably with industry peers with a ratio of nonperforming loans to total loans of 0.64% on June 30, 2008, compared to 0.46% on June 30, 2007. A substantial portion of the Company’s nonperforming loans at June 30, 2008, was secured by real estate located in the Company’s normal lending market. In addition, the Company’s ratio of nonperforming assets to total assets was 0.56% at June 30, 2008, compared to 0.39% at June 30, 2007. Net chargeoffs totaled $421,000, or 0.07% of average loans, during the second quarter of 2008 compared to $225,000, or 0.04% of average loans, during the second quarter of 2007.

Noninterest income. Noninterest income decreased by $396,000, or 19.9%, to $1.6 million for the three months ended June 30, 2008, as compared to $2.0 million for the three months ended June 30, 2007. This decrease was largely attributable to a $313,000 decrease in the net gain on sale of assets and a $112,000 decrease in net life insurance proceeds payable to the Company. The Company recognized $19,000 in net gains from the sale of assets during the quarter ended June 30, 2008, compared to $332,000 during the quarter ended June 30, 2007. During the second quarter of 2008 the Company sold $117,000 of equity securities at a net gain of $41,000 and $183,000 of other real estate owned at a loss of $22,000. During the quarter ended June 30, 2007, the Company sold a small portion of land from an existing branch office site and a vacant building that was previously used as the operations center for the former Citizens Bank that was acquired in 2001. These sales resulted in a net gain of $419,000. Offsetting a portion of these gains were losses of $79,000 from the sale of $3.3 million in mortgage-backed securities and $8,000 from the sale of various parcels of foreclosed properties. During the second quarter of 2007, an officer of the Company passed away, resulting in net life insurance proceeds of $112,000 that were paid to the Company. In addition, during the comparable periods, the Company realized a $31,000, or 23.3%, decrease in fee income on lending activities and a $60,000 decrease in the fair value adjustment on deferred compensation assets. The decrease in fee income on lending activities was largely the result of originating fewer construction and acquisition and development loans during the second quarter of 2008. These loans typically generate higher fee income than other types of loans. The decrease in the fair value on deferred compensation assets is directly offset by a decrease in noninterest expense, resulting in no net impact on the earnings of the Company.

These decreases in noninterest income were partly offset by an $83,000, or 12.0%, increase in fee income on deposit accounts, a $19,000, or 41.3%, increase in dividends on Federal Home Loan Bank stock, a $10,000, or 5.6%, increase in the cash value of bank-owned life insurance, and a $7,000, or 3.6%, increase in other noninterest income. An increase in the number of demand deposit customers contributed to the improvement in deposit fee income, while an increased number of shares of FHLB stock resulting from higher borrowing balances contributed to the increase in dividends on FHLB stock. Other noninterest income increased as a result increased fees from miscellaneous items.

Noninterest expense. Noninterest expense increased by $85,000, or 1.9%, to $4.7 million for the quarter ended June 30, 2008, compared to $4.6 million for the quarter ended June 30, 2007. The primary reasons were a $182,000, or 7.7%, increase in compensation and benefits, a $4,000, or 0.6%, increase in occupancy and equipment expense, an $84,000, or 54.9%, increase in professional services, and a $64,000, or a 5.9%, increase in other noninterest expenses. Management hired several experienced lenders and an experienced credit officer during 2007 which contributed to the increase in compensation and benefits. However, we expect that the additional loan growth associated with these new positions will cover the additional compensation expense in 2008. The Company also opened its 15th full-service office in Rock Hill, South Carolina, during the first quarter 2008. As a result, office occupancy and equipment expense is expected to continue to increase in 2008. However, this increase will be tempered by the consolidation of the Company’s three loan production offices into existing branch facilities. The increase in professional services was primarily associated with higher audit-related costs, consulting fees and legal services. Management expects that these expenses will decrease for the remainder of 2008. Other noninterest expenses increased as a result of higher expenses related to data processing, deposit operations, and loan administration. A portion of the increase was related to the opening of a new office during the first quarter of 2008.

These increases in noninterest expense were partly offset by a $60,000 decrease in the fair value adjustment on deferred compensation, a $27,000, or 16.7%, decrease in the amortization expense of intangible assets and a $162,000 decrease in impairment on securities. The decrease in the fair value adjustment on deferred compensation during the comparable quarters was directly offset by a corresponding decrease to noninterest income, resulting in no net impact to the Company. The amortization of intangible assets is expected to continue to decrease as the amount of the core deposit intangible decreases. Effective June 30, 2007, management evaluated the Company’s investment portfolio and determined that a $162,000 impairment existed on a $305,000 equity investment that was considered to be other-than-temporary, resulting in a $162,000 charge to earnings in the 2007 period.

Income taxes. Income taxes amounted to $190,000, or 18.1% of taxable income, for the quarter ended June 30, 2008, as compared to $524,000, or 24.8% of taxable income, for the quarter ended June 30, 2007. The decrease in the effective tax rate during the comparable periods was primarily due to a $1.0 million decrease in income before taxes. In addition, tax equivalent adjustments increased from 23.8% of net income for the quarter ended June 30, 2007, to 46.4% of net income for the quarter ended June 30, 2008. This nontaxable income was primarily generated from interest earned on bank-qualified municipal securities and loans. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.

Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007

General. Net income for the six months ended June 30, 2008, amounted to $1.8 million, or $0.25 per diluted share, as compared to $3.0 million, or $0.38 per diluted share, for the six months ended June 30, 2007. This represented a 38.7% decrease in net income and a 34.2% decrease in diluted earnings per share for the comparable periods. This decrease was largely due to net interest margin compression caused primarily by the Federal Reserve Board’s actions to decrease short-term interest rates by 275 basis points from June 30, 2007, to June 30, 2008. This resulted in lower yields on assets tied to the prime lending rate and other short-term indices.

Net interest income. Interest income decreased by $1.5 million, or 6.5%, to $21.4 million for the six months ending June 30, 2008, primarily as a result of lower short-term interest rates. As of June 30, 2008, approximately 43% of the Company’s loan portfolio was scheduled to reprice on a monthly basis. Average interest-earning assets increased by $41.7 million, or 6.5%, to $687.9 million for the six months ended June 30, 2008. The increase in average interest-earning assets was primarily the result of a $55.5 million, or 10.6%, increase in average outstanding loans to $578.0 million. This increase was partly offset by a $15.5 million, or 11.3%, decrease in average investments and MBS during the comparable periods. The Company’s average yield on earning assets decreased by 90 basis points to 6.33% for the six months ended June 30, 2008. Interest expense decreased by $1.1 million, or 8.4%, for the comparable periods to $11.8 million for the six months ending June 30, 2008. This decrease in interest expense was largely due to lower market interest rates. As a result, the average cost of funds decreased by 88 basis points to 3.41% for the six months ended June 30, 2008. The Company experienced a $40.3 million, or 6.7%, increase in the average balance of interest-bearing liabilities to $646.2 million for the six months ended June 30, 2008. Average interest-bearing liabilities increased primarily as a result of a $33.0 million, or 44.2%, increase in borrowed money coupled with a $7.3 million, or 1.4%, increase in average interest-bearing deposits.

As a result of the decrease in interest rates during the comparable periods, the tax-equivalent net interest margin decreased by 33 basis points to 2.90% for the six months ending June 30, 2008, compared to 3.23% for the six months ending June 30, 2007. This decrease in the net interest margin was primarily the result of yields on earning assets falling at a faster rate than the cost of funds. While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, decreases in short-term interest rates have a more pronounced negative impact in the first three months. The short-term negative effects of a decrease in interest rates are expected to be mostly offset by time deposits that mature over the next 12 months and reprice at a lower cost to the Company.

Provision for loan losses. The provision for loan losses amounted to $1.1 million for the six months ending June 30, 2008, compared to $660,000 for the six months ending June 30, 2007, representing a $435,000 increase. The primary reason for the increase was a $375,000 write-off that was realized during the second quarter of 2008 on a non-real estate loan. The loan was secured by various automobiles that were held under a floor planning line of credit. The loss was incurred as the result of a combination of insufficient collateral value on some of the automobiles and the lack of a perfected lien position on other vehicles. The loan is in the process of collection by the Company. As a result of this write-off, the Company increased the amount of the provision for loan losses in order to maintain the level of the allowance for loan losses at a reasonable level. The allowance for loan losses was $6.8 million, or 1.12% of total loans as of June 30, 2008, compared to $6.1 million, or 1.14% of total loans as of June 30, 2007. Credit quality continues to compare favorably with industry peers with a ratio of nonperforming loans to total loans of 0.64% on June 30, 2008, compared to 0.46% on June 30, 2007. A substantial portion of the Company’s nonperforming loans at June 30, 2008, was secured by real estate located in the Company’s normal lending market. In addition, the Company’s ratio of nonperforming assets to total assets was 0.56% at June 30, 2008, compared to 0.39% at June 30, 2007. Net chargeoffs totaled $484,000, or 0.08% of average loans, for the six months ending June 30, 2008, compared to $296,000, or 0.06% of average loans, for the six months ending June 30, 2007.

Noninterest income. Noninterest income decreased by $244,000, or 7.0%, to $3.3 million for the six months ending June 30, 2008, as compared to $3.5 million for the six months ending June 30, 2007. This decrease was largely attributable to a $75,000 decrease in the net gain on sale of assets and an $112,000 decrease in net life insurance proceeds payable to the Company. The Company recognized $261,000 in net gains from the sale of assets during the six months ended June 30, 2008, compared to $336,000 during the six months ended June 30, 2007. During the first half of 2008 the Company sold $13.4 million of investment securities at a net gain of $124,000 and $12.5 million of mortgage-backed securities at a net gain of $159,000. These securities were primarily sold to generate proceeds to fund loan growth. In addition, during the six months ending June 30, 2008, the Company sold $183,000 in other real estate owned at a loss of $22,000. During the six months ended June 30, 2007, the Company sold $801,000 in real estate including a small portion of land from an existing branch office site and a vacant building that was previously used as the operations center for the former Citizens Bank that was acquired in 2001. These sales resulted in a net gain of $419,000. Offsetting a portion of these gains were losses of $80,000 from the sale of $3.4 million in mortgage-backed securities and $8,000 from the sale of various parcels of foreclosed properties. During the second quarter of 2007, an officer of the Company passed away, resulting in net life insurance proceeds of $112,000 that were paid to the Company. In addition, the Company realized a $29,000, or 12.0%, decrease in fee income on lending activities, a $29,000, or 5.7%, decrease in mortgage banking income, an $11,000, or 2.8%, decrease in cash value on bank-owned life insurance, a $16,000, or 3.7%, decrease in other noninterest income and a $111,000 decrease in the fair value adjustment on deferred compensation assets. The decrease in fee income on lending activities was largely the result of originating fewer construction and acquisition and development loans during the second half of 2008. These loans typically generate higher fee income that other types of loans. The income generated from mortgage banking activities decreased due to a reduction in mortgage lending activity in the Charlotte region. However, the residential real estate market in the Charlotte region remains active and is expected to provide the Company with continued opportunities for growth in 2008. Cash value on bank owned life insurance decreased slightly due to lower market rates during the comparable periods. The decrease in other noninterest income was primarily due to lower penalties on early withdrawal on certificates of deposit and other miscellaneous items. The decrease in the fair value on deferred compensation assets is directly offset by a decrease in noninterest expense, resulting in no net impact on the earnings of the Company.

The 2008 period included a $107,000, or 7.9%, increase in fee income on deposit accounts and a $32,000, or 33.3%, increase in dividends on Federal Home Loan Bank stock. An increase in the number of demand deposit customers contributed to the improvement in deposit fee income, while an increased number of shares of FHLB stock resulting from higher borrowing balances contributed to the increase in dividends on FHLB stock.

Noninterest expense. Noninterest expense increased by $683,000, or 7.7%, to $9.6 million for the six months ended June 30, 2008, compared to $8.9 million for the six months ended June 30, 2007. This resulted from a $394,000, or 8.4%, increase in compensation and benefits, an $11,000, or 0.8%, increase in occupancy and equipment expense, a $162,000, or 58.7%, increase in professional services, a $220,000, or a 10.8%, increase in other noninterest expenses and a $220,000 increase in restructuring expenses. Management hired several experienced lenders and an experienced credit officer during 2007 which contributed to the increase in compensation and benefits. However, we expect that the additional loan growth associated with these new positions will cover the additional compensation expense in 2008. The Company also opened its 15th full-service office in Rock Hill, South Carolina, during the first quarter 2008. As a result, office occupancy and equipment expense is expected to continue to increase in 2008. However, this increase will be tempered by the consolidation of the Company’s three loan production offices into existing branch facilities. The increase in professional services was primarily associated with higher audit-related costs, consulting fees and legal services. Management expects that these expenses will decrease for the remainder of 2008. Other noninterest expenses increased as a result of higher expenses related to marketing, data processing, deposit operations, and loan administration. A portion of the increase was related to the opening of a new office during the first quarter of 2008. The $220,000 in restructuring expense was attributable to severance payments made to various employees whose positions were eliminated during the first quarter of 2008. No additional expenses are expected in conjunction with the reorganization.

These increases in noninterest expense were partly offset by a $111,000 decrease in the fair value adjustment on deferred compensation, a $51,000, or 15.6%, decrease in the amortization expense of intangible assets and a $162,000 decrease in impairment on securities. The decrease in the fair value adjustment on deferred compensation during the comparable quarters was directly offset by a corresponding decrease to noninterest income, resulting in no net impact to the Company. The amortization of intangible assets is expected to continue to decrease as the amount of the core deposit intangible decreases. Effective June 30, 2007, management evaluated the Company’s investment portfolio and determined that a $162,000 impairment existed on a $305,000 equity investment that was considered to be other-than-temporary, resulting in a $162,000 charge to earnings.

Income taxes. Income taxes amounted to $460,000, or 20.1% of taxable income, for the six months ended June 30, 2008, as compared to $1.1 million, or 26.6% of taxable income, for the six months ended June 30, 2007. The decrease in the effective tax rate during the comparable periods was primarily due to a $1.8 million decrease in income before taxes. In addition, tax equivalent adjustments increased from 23.0% of net income for the six-month period ended June 30, 2007, to 41.8% of net income for the six months ended June 30, 2008. This nontaxable income was primarily generated from interest earned on bank-qualified municipal securities and loans. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.

Liquidity, Market Risk, and Capital Resources

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances. The Company has $77.1 million available to draw from its line of credit with the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company also has $20.0 million available from an unsecured federal funds accommodation with Silverton Bank (“Silverton”). Silverton is the Company’s primary correspondent bank. The federal funds accommodation is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company. Outstanding advances made under this accommodation are generally repaid on a daily basis at a rate determined by Silverton based on their marginal cost of funds. Advances are limited to not more than 14 days in any calendar month. Interest on any advances made over the established line or beyond the 14-day limit will be at a higher rate. The Company may also solicit brokered deposits for providing funds for asset growth. As of June 30, 2008, the Company had outstanding brokered deposits of $15.8 million, or 2.7% of total deposits. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position. At June 30, 2008, the Company had loan commitments of $26.3 million, unused lines of credit of $113.5 million, and undisbursed construction loan proceeds of $6.0 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing.

The Company’s most significant form of market risk is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates. The Company’s Asset / Liability Committee is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. There were no changes in the Company’s asset or liability composition that could result in a material change in the Company’s analysis of interest rate sensitivity as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of June 30, 2008, the Bank’s capital exceeded all applicable regulatory requirements and was in the “well capitalized” category for all regulatory capital measurements. The Bank's Tier I capital was $66.4 million, or 8.5% of adjusted total assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can result in certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included above in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity, Market Risk, and Capital Resources.”

ITEM 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal control over financial reporting identified during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 1A. Risk Factors

There were no material changes in the risk factors that were identified in the Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.	Not applicable.

b.	Not applicable.

c.	During the three-month period ended June 30, 2008, the Company repurchased 28,628 shares of common stock for $275,000, at an average cost of $9.00 per share, as detailed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plan
April	15,000	$9.75	-	-
May	0	$0.00	-	-
June	13,628	$8.17	2,276	197,724
Total	28,628	$9.00	2,276	197,724

As of June 30, 2008, the Company had repurchased a total of 3,206,711 shares, or 35.4% of the original outstanding shares of common stock, at an average price of $13.07. This stock was repurchased under a series of repurchase programs that have been authorized by the Board of Directors over the past several years. The most recent repurchase authorization was granted by the Board of Directors on June 16, 2008, for the repurchase of up to 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial condition and/or performance. As of June 30, 2008, the Company had repurchased a total of 2,276 shares at an average price of $7.85 per share and had 197,724 shares remaining to be repurchased under this plan. The Company will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals were considered and acted upon at the Annual Meeting of Stockholders of the Company held on May 12, 2008:

Proposal 1: The election of two Directors to the Board of Directors.

James J. Fuller	For	6,160,263	Withheld	9,704
Charles D. Massey`	For	6,159,032	Withheld	10,935

Proposal 2: The approval of the Citizens South Banking Corporation 2008 Equity Incentive Plan.

For	4,227,327	Against	404,489	Abstain	49,192

Proposal 3: The ratification of the appointment of Cherry, Bekaert & Holland, L.L.P. as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008.

For	6,156,789	Against	5,716	Abstain	7,462

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

Citizens South Banking Corporation

Date: August 11, 2008	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer