Form 10-Q
period 2008-09-30
CITIZENS SOUTH BANKING CORP
filed 2008-11-10
CIK 1051871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  Smaller Reporting Company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value
7,516,816 shares outstanding as of November 10, 2008

Citizens South Banking Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

Citizens South Banking Corporation
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Cash and cash equivalents	$13,924	$29,739
Investment securities available-for-sale, at fair value	26,512	46,519
Mortgage-backed and related securities available-for-sale, at fair value	81,010	69,893
Loans:
Loans receivable, net of unearned income	628,496	559,956
Allowance for loan losses	(7,027)	(6,144)
Net loans	621,469	553,812
Other real estate owned	1,214	529
Premises and equipment, net	17,334	17,965
Accrued interest receivable	2,621	3,254
Federal Home Loan Bank stock	5,355	4,236
Intangible assets	30,635	31,037
Cash value of bank-owned life insurance policies	16,635	16,099
Other assets	6,321	6,057
Total assets	$823,030	$779,140

Liabilities and Stockholders’ Equity:
Deposits:
Demand deposit accounts	$114,318	$101,981
Money market deposit accounts	107,555	129,688
Savings accounts	11,288	12,037
Time deposits	351,767	347,059
Total deposits	584,928	590,765
Borrowed money	147,518	96,284
Deferred compensation	5,407	5,389
Other liabilities	2,350	2,669
Total liabilities	740,203	695,107

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized; Issued: 9,062,727 shares;

Outstanding: 7,516,816 shares at September 30, 2008 and 7,610,017 shares at December 31, 2007	91	91
Additional paid-in-capital	67,289	67,718
Unallocated common stock held by Employee Stock Ownership Plan	(1,110)	(1,247)
Retained earnings	36,332	36,028
Accumulated other comprehensive loss, net of deferred income taxes	(1,442)	(343)
Treasury stock of 1,545,911 shares at September 30, 2008, and 1,452,710 shares at December 31, 2007, at cost	(18,333)	(18,214)
Total stockholders’ equity	82,827	84,033
Total liabilities and stockholders’ equity	$823,030	$779,140

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest Income:
Loans	$9,416	$10,377	$28,160	$30,331
Investment securities	358	710	1,127	2,070
Interest-bearing deposits	13	73	149	342
Mortgage-backed and related securities	1,019	783	2,825	2,150
Total interest income	10,806	11,943	32,261	34,893

Interest Expense:
Deposits	3,997	5,741	13,397	16,672
Borrowed funds	1,427	1,099	3,783	2,999
Total interest expense	5,424	6,840	17,180	19,671

Net interest income	5,382	5,103	15,081	15,222
Provision for loan losses	720	300	1,815	960
Net interest income after provision for loan losses	4,662	4,803	13,266	14,262

Noninterest Income:
Fee income on deposit accounts	802	680	2,256	2,026
Mortgage banking income	169	239	650	749
Income on lending activities	84	116	297	358
Dividends on FHLB stock	40	53	168	149
Increase in cash value of bank-owned life insurance	195	191	571	578
Fair value adjustment on deferred compensation assets	(12)	52	(65)	110
Life insurance proceeds, net	-	-	-	112
Net gain on sale of assets	14	-	275	336
Other noninterest income	200	203	613	633
Total noninterest income	1,492	1,534	4,765	5,051

Noninterest Expense:
Compensation and benefits	2,565	2,461	7,665	7,167
Fair value adjustment on deferred comp. obligations	(12)	52	(65)	110
Occupancy and equipment expense	662	661	2,013	2,001
Professional services	201	127	639	403
Amortization of intangible assets	126	156	402	483
Reorganization expenses	-	-	220	-
Impairment of securities	468	-	468	162
Other noninterest expense	1,135	1,097	3,388	3,130
Total noninterest expense	5,145	4,554	14,730	13,456

Income before income taxes	1,009	1,783	3,301	5,857

Provision for income taxes	187	434	647	1,519

Net income	$822	$1,349	$2,654	$4,338

Net income per common share:
Basic	$0.11	$0.18	$0.36	$0.56
Diluted	$0.11	$0.18	$0.36	$0.55

Weighted average common shares outstanding:
Basic	7,358,086	7,627,620	7,380,236	7,748,605
Diluted	7,386,513	7,691,722	7,414,274	7,817,438

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Nine Months
	Ended September 30,
	2008	2007

Net income	$2,654	$4,338

Items of other comprehensive income:
Items of other comprehensive income, before tax
Unrealized holding gains arising during period	(1,504)	(88)
Reclassification adj. for securities (gains) losses included in net income	(284)	79
Other comprehensive loss, before tax	(1,788)	(9)
Change in deferred income taxes related to changes in unrealized gains or losses on securities available for sale	689	4
Items of other comprehensive loss, net of tax	(1,099)	(5)

Comprehensive income	$1,555	$4,333

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands)

	Nine Months
	Ended September 30,
	2008	2007

Common stock, $0.01 par value:
At beginning of period	$91	$91
Issuance of common stock	-	-
At end of period	91	91

Additional paid-in-capital:
At beginning of period	67,718	67,439
Grant of additional shares from Recognition and Retention Plan (“RRP”)	(720)	(128)
Vesting of shares for RRP	248	226
Stock-based compensation expense	43	23
At end of period	67,289	67,560

Unallocated common stock held by ESOP:
At beginning of period	(1,247)	(1,430)
Allocation from shares purchased with loan from ESOP	137	137
At end of period	(1,110)	(1,293)

Retained earnings, substantially restricted:
At beginning of period	36,028	33,031
Net income	2,654	4,338
Accrual of post retirement benefits	(350)	-
Exercise of options	(126)	(199)
Dividends paid	(1,875)	(1,855)
At end of period	36,332	35,315

Accumulated unrealized loss on securities available for sale, net of tax:
At beginning of period	(343)	(991)
Other comprehensive income, net of tax	(1,099)	(5)
At end of period	(1,442)	(996)

Treasury stock:
At beginning of period	(18,214)	(12,179)
Exercise of options	180	283
Grant of additional shares from RRP	720	128
Purchase of common stock for treasury	(1,019)	(4,531)
At end of period	(18,333)	(16,299)

See notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months
	Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$2,654	$4,338
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,815	960
Depreciation	836	886
Impairment on investment securities	468	162
Net gain on sale of investment securities	(125)	(1)
Net (gain) loss on sale of mortgage-backed securities	(159)	80
Net gain on sale of loans	-	(5)
Net loss on sale of other real estate owned	16	9
Net gain on sale of premises and equipment	(7)	(419)
Deferred loan origination fees (costs)	73	(69)
Allocation of shares to the ESOP	137	137
Stock-based compensation expense	43	23
Vesting of shares for the Recognition and Retention Plan	248	226
Increase (decrease) in accrued interest receivable	634	(476)
Amortization of intangible assets	402	483
(Increase) decrease in other assets	(1,106)	1,567
Decrease in other liabilities	(480)	(358)
Net cash provided by operating activities	5,449	7,543

Cash flows from investing activities:
Net increase in loans	(69,545)	(33,184)
Proceeds from the sale of investment securities	19,323	3,000
Proceeds from the sale of mortgage-backed securities	12,485	3,364
Proceeds from the sale of loans	-	202
Proceeds from sale of other real estate owned	295	233
Proceeds from sale of premises and equipment	15	801
Maturities and prepayments of investment securities	2,341	9,987
Maturities and prepayments of mortgage-backed securities	11,398	9,608
Purchases of investments	(3,659)	(9,805)
Purchases of mortgage-backed securities	(34,970)	(18,208)
Purchases of FHLB stock	(1,120)	(205)
Capital expenditures for premises and equipment	(213)	(1,153)
Net cash used in investment activities	(63,650)	(35,360)

Cash flows from financing activities:
Net increase (decrease) in deposits	(5,837)	9,312
Exercise of options	54	84
Post retirement benefit accrual	(350)	-
Dividends paid	(1,875)	(1,855)
Purchase of common stock for treasury	(1,019)	(4,531)
Net increase in borrowed money	51,234	10,018
Increase in advances from borrowers for insurance and taxes	179	228
Net cash provided by financing activities	42,386	13,256

Net decrease in cash and cash equivalents	(15,815)	(14,561)
Cash and cash equivalents at beginning of period	29,739	26,221

Cash and cash equivalents at end of period	$13,924	$11,660

See notes to condensed consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Citizens South Banking Corporation (the “Company”) are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements as of and for the three- and nine-month periods ended September 30, 2008 and 2007. Amounts as of December 31, 2007, included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements. Results for the three- and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2008.

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

Note 2 – Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2008 and 2007:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)

Net income	$822	$1,349	$2,654	$4,338

Weighted average shares outstanding	7,358,086	7,627,620	7,380,236	7,748,605
Dilutive effect of stock options	28,427	64,102	34,038	68,833
Weighted average diluted shares outstanding	7,386,513	7,691,722	7,414,274	7,817,438

Diluted earnings per share	$0.11	$0.18	$0.36	$0.55

For the periods ended September 30, 2008 and 2007, there were 754,290 and 571,751 shares, respectively, attributed to stock options that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive because the average market price of the stock was below the strike price on these options.

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

	September 30, 2008	December 31, 2007
Loan commitments:
Residential mortgage loans	$6,350,490	$7,160,455
Non-residential mortgage loans	3,174,600	20,987,431
Commercial loans	1,165,000	6,559,700
Consumer loans	2,282,000	6,840,137
Total loan commitments	$12,972,090	$41,547,723
Unused lines of credit:
Commercial	$33,791,244	$38,120,483
Consumer	77,890,622	71,831,349
Total unused lines of credit	$111,681,866	$109,951,832

Note 4 – Dividend Declaration

On October 20, 2008, the Board of Directors of the Company approved and declared a regular cash dividend of eight and one half cents ($0.085) per share of common stock to stockholders of record as of November 1, 2008, payable on November 15, 2008.

Note 5 – Stock Repurchase Program

On June 16, 2008, the Board of Directors of the Company authorized the repurchase of up to 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Under this plan the Company had repurchased a total of 9,476 shares at an average price of $7.91 per share and had 190,524 shares remaining to be repurchased at September 30, 2008. The Company will consider repurchasing additional shares of common stock of the Company at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Note 6 - Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. This Statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company has not elected the fair value option for liabilities. Available-for-sale securities are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting for these other assets. At September 30, 2008, the Company did not have any loans held for sale.

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

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on at least a monthly basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 fair value is used for those securities traded on an active exchange and U.S. Treasury securities that are traded by broker/dealers in an active over-the-counter market and money market funds. As of September 30, 2008, the Company did not have any securities that were valued using Level 1. Securities valued using Level 2 include mortgage-backed securities issued by government-sponsored enterprises ($81.0 million), municipal bonds ($23.0 million), and bonds issued by government agencies ($495,000). Securities valued using Level 3 include equity securities that are not actively traded on an active exchange ($848,000), investments in closely held subsidiaries ($464,000) and asset-backed securities traded in less liquid markets ($1.7 million). The fair value measurement as of September 30, 2008, for investment securities available-for-sale is summarized below:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities available for sale	$-	$104,478	$3,044	$107,522

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

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is designed to provide a general overview of the Company’s performance for the three- and nine-month periods ended September 30, 2008 and 2007. Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the condensed consolidated financial statements and related notes. Financial highlights are presented in the table below.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	% Change	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	% Change
Earnings:
Net interest income	$5,382	$5,103	5.47%	$15,081	$15,222	(0.93)%
Provision for loan losses	(720)	(300)	140.00	(1,815)	(960)	89.06
Noninterest income	1,492	1,534	(2.74)	4,765	5,051	(5.66)
Noninterest expense	(5,145)	(4,554)	12.98	(14,730)	(13,456)	9.47
Income tax expense	(187)	(434)	(56.91)	(647)	(1,519)	(57.41)
Net Income	$822	$1,349	(39.07)	$2,654	$4,338	(38.82)

Per Share Data:
Avg. common shares outstanding, basic	7,358,086	7,627,620	(3.53)%	7,380,236	7,748,605	(4.75)%
Basic net income	$0.11	$0.18	(38.89)	$0.36	$0.56	(35.71)

Avg. common shares outstanding, diluted	7,386,513	7,691,722	(3.97)%	7,414,274	7,817,438	(5.16)%
Diluted net income	$0.11	$0.18	(38.89)	$0.36	$0.55	(34.55)

Cash dividends paid	$0.085	$0.08	6.25%	$0.255	$0.24	6.25%
Period-end book value	11.02	10.86	1.47	11.02	10.86	1.47

Financial Ratios (annualized):
Return on average stockholders’ equity	3.97%	6.37%	(37.68)%	4.25%	6.83%	(37.77)%
Return on average assets	0.40	0.70	(42.86)	0.45	0.78	(42.31)
Efficiency ratio	74.85	68.61	9.09	74.22	66.37	11.83
Net interest margin	3.02	3.13	(3.51)	2.96	3.19	(7.21)
Average equity to average assets	10.09	11.09	(9.02)	10.54	11.37	(7.30)

Asset Quality Data:
Allowance for loan losses	$7,027	$6,292	11.68%	$7,027	$6,292	11.68%
Nonperforming loans	3,335	2,528	31.92	3,335	2,528	31.92
Nonperforming assets	4,549	3,164	43.77	4,549	3,164	43.77
Net charge-offs	450	136	230.88	932	433	115.24
Allowance for loan losses to total loans	1.12%	1.15%	(2.61)	1.12%	1.15%	(2.61)
Nonperforming loans to total loans	0.53	0.46	15.22	0.53	0.46	15.22
Nonperforming assets to total assets	0.55	0.42	30.95	0.55	0.42	30.95

Average Balances:
Total assets	$817,613	$759,132	7.70%	$794,066	$746,974	6.30%
Loans, net of unearned income	615,755	541,396	13.73	590,554	528,800	11.68
Interest-earning assets	724,949	668,671	8.42	700,225	653,662	7.12
Deposits	581,162	579,141	0.35	579,810	573,373	1.12
Interest-bearing liabilities	685,823	625,128	9.71	659,411	612,301	7.69
Stockholders’ equity	82,478	83,984	(1.79)	83,685	84,912	(1.45)

At Period End:
Total assets	$823,030	$760,987	8.15%	$823,030	$760,987	8.15%
Loans, net of unearned income	621,469	548,026	13.40	621,469	548,026	13.40
Interest-earning assets	732,683	666,874	8.25	732,683	676,874	8.25
Deposits	584,928	572,114	2.24	584,928	572,114	2.24
Interest-bearing liabilities	691,600	628,084	10.11	691,600	628,084	10.11
Stockholders’ equity	82,827	84,378	(1.84)	82,827	84,378	(1.84)

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

Effective September 30, 2008, management evaluated the Company’s investment portfolio and determined that the $468,000 impairment on a $1.0 million trust preferred collateralized debt obligation was other-than-temporary. This investment is collateralized by trust preferred securities that were issued by a pool of 40 banks operating throughout the country. Management determined that the impairment was other-than-temporary because 1) two of the original 40 banks had defaulted on their payments; 2) the security, which had an original credit rating of “A-”, was on negative watch and subject to downgrade by one or more of the credit rating agencies; and 3) the interest rate of LIBOR plus 105 basis points on this security was well below the current pricing for bank capital which approximated LIBOR plus 400 basis points at September 30, 2008. Management determined that it was unlikely that the pricing for bank capital would return to a level consistent with the pricing on the Company’s security in the foreseeable future. Due to the lack of liquidity for this type of security in the current environment, the security was valued using Level 3. The fair value was prepared by an independent third party using a discounted cash flow model using various default assumptions ranging from 10% to 40%. The fair value of $532,000 was determined based on a weighted average of the various default assumptions, with the 20% default rate as the most likely scenario over the life of the security. The current default rate on this security is 5.25%.

All other unrealized losses were determined by management to be the result of temporary changes in interest rates, pricing spreads, and market conditions that could be recovered in the foreseeable future. The Company has the ability to hold these investments to maturity if necessary in order to recover any temporary losses that may presently exist. As a result, management did not consider any additional unrealized losses as other-than-temporary as of September 30, 2008.

Comparison of Financial Condition

Assets. Total assets of the Company increased by $43.9 million, or 5.6%, from $779.1 million at December 31, 2007, to $823.0 million at September 30, 2008. This increase was primarily due to a $68.5 million, or 12.2%, increase in loans receivable to $628.5 million at September 30, 2008. The growth in loans was primarily comprised of a $27.7 million, or 33.7%, increase in consumer loans to $109.7 million, a $34.6 million, or 12.6%, increase in commercial real estate loans to $308.3 million, a $1.0 million, or 3.0%, increase in commercial business loans to $34.2 million, and a $7.0 million, or 9.0%, increase in residential loans to $85.0 million. These increases in loans were partly offset by a $2.8 million, or 3.2%, decrease in residential and commercial construction loans to $86.5 million. Loan production remained strong during the first nine months of 2008, totaling $216.1 million, compared to $234.7 million during the first nine months of 2007. The economy in the Charlotte region remains relatively stable compared to other regions of the country; however, housing starts and demand for commercial real estate have slowed during 2008. As a result, management expects that loan growth will slow during the remainder of 2008. Management will seek to continue to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even as the local economy slows.

As of September 30, 2008, $268.2 million, or 43.1%, of the Company’s loan portfolio, was scheduled to reprice in one month. This sensitivity to falling short-term interest rates was a factor in the Company’s margin compression during the first half of 2008 as the prime rate decreased by 275 basis points during the period. However, during the third quarter of 2008, there were no decreases in short-term interest rates and a large number of time deposits repriced at lower rates, resulting in a decreased cost of funds. As a result, the Company’s net interest margin improved by 11 basis points from 2.91% for the second quarter of 2008 to 3.02% for the third quarter of 2008. However, the recent 50 basis point decrease in short-term interest rates in the fourth quarter of 2008 by the Federal Reserve will likely result in margin compression for the fourth quarter of 2008.

Cash and cash equivalents decreased by $15.8 million, or 53.2%, from $29.7 million at December 31, 2007, to $13.9 million at September 30, 2008. This decrease was primarily attributable to loan growth of $68.5 million, an $11.1 million increase in mortgage-backed securities (“MBS”) and decreases in deposits of $5.8 million. These outlays of cash were partly offset by a $20.0 million decrease in investment securities and a $51.2 million increase in borrowed money. Management expects that the level of cash and cash equivalents will remain relatively stable through the remainder of 2008. Proceeds needed to fund future loan growth are expected to be generated from growth in deposits, maturing investments and MBS and / or additional borrowings.

During the nine-month period ended September 30, 2008, investment securities decreased by $20.0 million, or 43.0%, to $26.5 million. The decrease in investment securities was primarily due to normal maturities of $2.3 million and the sale of $19.3 million of investment securities during the period. These decreases in investment securities were partly offset by the purchase of $3.7 million of investment securities during the period. MBS increased $11.1 million, or 15.9%, to $81.0 million. The increase in MBS was due to the purchase of $35.0 million of MBS during the period, the effects of which were partly offset by the sale of $12.5 million in MBS and by $11.4 million of normal principal amortization. The investment securities and MBS were primarily sold to fund loan growth. Management expects the investment and MBS portfolios to decrease as a percentage of total assets as the cash flows generated from these investments and MBS are used to fund loan growth or repay borrowings. This rebalancing of the balance sheet from lower-yielding cash and cash equivalents, investments, and MBS to higher-yielding loans is expected to be a positive factor in improving the Company’s net interest margin.

Other real estate owned, which consisted of 14 one-to-four family residential dwellings, one residential lot, and one commercial building acquired by the Bank through foreclosure, totaled $1.2 million at September 30, 2008, compared to $529,000 at December 31, 2007. All foreclosed properties are written down to their estimated fair value at acquisition, and are located in the Bank’s primary lending area. Management will continue to aggressively market foreclosed properties for a timely disposition.

Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses as previously discussed. The allowance for loan losses is increased by charging provisions for loan losses against income. As of September 30, 2008, the allowance for loan losses was $7.0 million, or 1.12% of total loans. Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table presents an analysis of changes in the allowance for loan losses for the comparable periods and information with respect to nonperforming assets at the dates indicated.

	At and For the Three		At and For the Nine
	Months Ended September 30,		Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Allowance for loan losses:
Beginning of period	$6,757	$6,128	$6,144	$5,764
Add:
Provision for loan losses	720	300	1,815	960
Recoveries	3	66	52	86
Less:
Charge-offs	453	202	984	519
End of period	$7,027	$6,292	$7,027	$6,292

Nonaccrual loans	$3,335	$2,528	$3,335	$2,528
Real estate owned	1,214	636	1,214	636
Nonperforming assets	$4,549	$3,164	$4,549	$3,164

Allowance for loan losses as a percentage of total loans	1.12%	1.15%	1.12%	1.15%

Nonperforming loans to total loans	0.53%	0.46%	0.53%	0.46%

Nonperforming assets to total assets	0.55%	0.42%	0.55%	0.42%

Premises and equipment decreased by $631,000, or 3.5%, to $17.3 million at September 30, 2008. During 2008, the Company opened a full-service office located in a leased facility in Rock Hill, South Carolina. Also during 2008, the Company closed its mortgage loan production office and consolidated the operations of its two commercial loan production offices into existing branch facilities. As a result, there were no loan production offices operating as of September 30, 2008. This consolidation of loan production offices was a cost cutting measure that was done as a part of the Company’s reorganization efforts during the first quarter of 2008. No significant changes to the Company’s premises and equipment are anticipated for the remainder of 2008.

Liabilities. Total liabilities increased by $45.1 million, or 6.5%, from $695.1 million at December 31, 2007, to $740.2 million at September 30, 2008. This increase was primarily due to a $51.2 million increase in borrowed money which was partly offset by a $5.8 million decrease in total deposits.

While total deposits decreased by $5.8 million, or 1.0%, to $584.9 million at September 30, 2008, demand deposit accounts (checking accounts) increased by $12.3 million, or 12.1%, to $114.3 million at September 30, 2008. The increase in demand deposit accounts was primarily due to a continued emphasis on increasing the Company’s number of retail and business customers through employee incentive plans and enhanced treasury service products. Also, time deposits increased by $4.7 million, or 1.4%, to $351.8 million at September 30, 2008. The increase in demand deposit accounts and time deposits was offset by a $22.1 million, or 17.1%, decrease in money market deposit accounts to $107.6 million and a $749,000, or 6.2%, decrease in savings accounts to $11.3 million at the end of the reporting period. The decrease in these interest-sensitive money market deposit accounts was largely due to the Company’s action to aggressively lower its deposit rates more quickly than some of its competitors in response to the Federal Reserve Board’s actions to lower the federal funds rate by 225 basis points during the nine-month period ended September 30, 2008. The Company will continue to actively market the Company’s deposit products at pricing points that management believes to be profitable. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market. The Company opened its 15th full-service office in Rock Hill, South Carolina during the first quarter of 2008. This additional office, the Company’s first in South Carolina, will be an integral part of the Company’s efforts to continue growing core deposits and market share in the Charlotte region. However, if loan growth continues to significantly outpace deposit growth, management may be more aggressive in pricing retail deposits, which may increase the Company’s cost of funds. In addition, management may use brokered deposits to fund future loan growth if additional liquidity is needed. Brokered deposits totaled $12.4 million, or 2.1% of total deposits, at September 30, 2008, compared to $3.6 million, or 0.6%, of total deposits at December 31, 2007.

Borrowed money increased by $51.2 million, or 53.2%, to $147.5 million at September 30, 2008. This increase was primarily due to additional Federal Home Loan Bank (“FHLB”) advances that were obtained primarily for the purpose of funding loan growth and $20.0 million in repurchase agreements with Citigroup Global Market, Inc. that were used to purchase MBS. Additional borrowed money may be used in the future to fund additional loan growth or purchase investment or mortgage-backed securities. However, maturing advances will generally be repaid if there is a sufficient level of cash and cash equivalents.

Stockholders’ Equity. Total stockholders’ equity decreased by $1.2 million, or 1.4%, from $84.0 million at December 31, 2007, to $82.8 million at September 30, 2008. The decrease in stockholders’ equity was partly due to a $1.1 million increase in unrealized losses on available-for-sale investment securities and MBS. This increase in unrealized losses was primarily due to increases in long-term interest rates and higher spreads resulting from increased volatility in the securities markets. With the exception of the $468,000 other-than-temporary impairment that was discussed earlier in the “Critical Accounting Policies” section of this report, management expects that these losses are temporary in nature and that the market value of the securities portfolio will recover in the foreseeable future.

Also, during the nine-month period the Company repurchased 102,828 shares of common stock at an average cost of $9.91 per share, resulting in a $1.0 million decrease in stockholders’ equity. On October 22, 2007, the Board of Directors authorized the repurchase of up to 200,000 shares, or approximately 2.5%, of the then outstanding shares of common stock. This repurchase plan was completed in June 2008. An additional repurchase plan was authorized by the Board of Directors on June 16, 2008. The new plan authorized the repurchase of 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative sources and uses for capital, and the Company’s financial performance. Under the current plan the Company had repurchased a total of 9,476 shares at an average price of $7.91 per share and had 190,524 shares remaining to be repurchased at September 30, 2008. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

In addition, stockholders’ equity was decreased by the payment of $1.9 million in cash dividends during the nine-month period, representing $0.255 per outstanding share. These decreases in shareholders’ equity were partly offset by $2.7 million in net income during the nine-month period ended September 30, 2008.

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007

General. Net income for the three months ended September 30, 2008, amounted to $822,000, or $0.11 per diluted share, as compared to $1.3 million, or $0.18 per diluted share, for the three months ended September 30, 2007. This represented a 39.1% decrease in net income and a 38.9% decrease in diluted earnings per share for the comparable periods. This decrease was largely due to an additional $420,000 in the provision for loan losses resulting from a $314,000 increase in net loan losses during the third quarter of 2008 and a $468,000 other-than-temporary impairment on a $1.0 million trust preferred collateralized debt obligation that was charged against earnings during the third quarter of 2008.

Net interest income. Interest income decreased by $1.1 million, or 9.5%, to $10.8 million for the third quarter of 2008, primarily as a result of a lower market rates due to a 275 basis point decrease in short-term interest rates from September 30, 2007 to September 30, 2008. As of September 30, 2008, approximately 43% of the Company’s loan portfolio was scheduled to reprice on a monthly basis. Average interest-earning assets increased by $56.3 million, or 8.4%, to $724.9 million for the three months ended September 30, 2008. The increase in average interest-earning assets was primarily the result of a $74.4 million, or 13.7%, increase in average outstanding loans to $615.8 million for the quarter ended September 30, 2008. The increase in average loans was partly offset by an $18.3 million, or 15.2%, decrease in average investments and MBS. The Company’s average yield on earning assets decreased by 119 basis points to 5.99% for the quarter ended September 30, 2008, as a result of lower interest rates during the comparable periods. Interest expense decreased by $1.4 million, or 20.7%, for the comparable quarters to $5.4 million for the third quarter of 2008. This decrease in interest expense was largely due to lower market interest rates. As a result, the average cost of funds decreased by 121 basis points to 3.13% for the quarter ended September 30, 2008. The benefits of lower market rates were partly offset by a $60.7 million, or 9.7%, increase in the average balance of interest-bearing liabilities to $685.8 million for the three months ended September 30, 2008. Average interest-bearing liabilities increased primarily as a result of a $59.9 million, or 70.4%, increase in average borrowed money coupled with a $750,000, or 0.14%, increase in average interest-bearing deposits.

As a result of the decrease in interest rates during the comparable periods, the tax-equivalent net interest margin decreased by 11 basis points to 3.02% for the quarter ended September 30, 2008, compared to 3.13% for the quarter ended September 30, 2007. This decrease in the tax-equivalent net interest margin was primarily the result of yields on earning assets falling at a faster rate than the cost of funds. On a linked-quarter basis, the Company’s tax-equivalent net interest margin increased 11 basis points from 2.91% for the second quarter of 2008 to 3.02% for the third quarter of 2008. While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, a decrease in short-term interest rates would have a more pronounced negative impact in the first three months following the decrease. The short-term negative effects of a decrease in interest rates are expected to be mostly offset by time deposits that mature over the next 12 months and reprice at a lower cost to the Company.

Provision for loan losses. The provision for loan losses amounted to $720,000 for the third quarter of 2008 compared to $300,000 for the third quarter of 2007, representing a $420,000 increase. The primary reason for the increase was $314,000 in additional write-offs that were realized during the third quarter of 2008 as compared to the third quarter of 2007. The increase in write-offs was primarily due to the slowing local housing market. As a result of these write-offs, the Company increased the amount of the provision for loan losses in order to maintain an adequate level of allowance for loan losses. The allowance for loan losses was $7.0 million, or 1.12% of total loans as of September 30, 2008, compared to $6.3 million, or 1.15% of total loans as of September 30, 2007. Credit quality continued to compare favorably with industry peers with a ratio of nonperforming loans to total loans of 0.53% on September 30, 2008, compared to 0.46% on September 30, 2007. A substantial portion of the Company’s nonperforming loans at September 30, 2008, was secured by real estate located in the Company’s primary lending market. In addition, the Company’s ratio of nonperforming assets to total assets was 0.55% at September 30, 2008, compared to 0.42% at September 30, 2007. Net chargeoffs totaled $450,000, or 0.07% of average loans, during the third quarter of 2008 compared to $136,000, or 0.02% of average loans, during the third quarter of 2007.

Noninterest income. Noninterest income decreased by $42,000, or 2.7%, to $1.5 million for the three months ended September 30, 2008. The change in noninterest income was largely attributable to decreases in fee income on mortgage banking activities, fee income on lending activities, dividends on FHLB stock, other noninterest income, and fair value adjustments on deferred compensation assets. The slowdown in the local housing market was primarily responsible for a decrease in mortgage lending activity and residential construction loan closings. As a result, fee income on mortgage banking activities and lending activities was down by $70,000 and $32,000, respectively, from the third quarter of 2007 to the third quarter of 2008. Reductions in short-term interest rate reductions by the Federal Reserve over the past 12 months contributed to a $13,000 reduction in dividends received on FHLB stock. Other noninterest income was down $3,000 in part due to lower commissions on the sale of uninsured deposit products. The $64,000 decrease in the fair value of deferred compensation assets was directly offset by a decrease in noninterest expense, resulting in no net impact on the earnings of the Company.

These decreases in noninterest income were partly offset by a $122,000 increase in fee income on deposit accounts, a $4,000 increase in the cash value of bank-owned life insurance, and a $14,000 net gain on the sale of assets. An increase in the number of demand deposit customers contributed to the improvement in deposit fee income. The Company remains focused on increasing the number of demand deposit accounts in the future. The $14,000 increase in the net gain on sale of assets resulted from a $1,000 net gain on the sale of $5.8 million in investment securities, a $6,000 net gain on the sale of $112,000 in real estate owned, and a $7,000 net gain on the sale of $15,000 in miscellaneous fixed assets.

Noninterest expense. Noninterest expense increased by $591,000, or 13.0%, to $5.1 million for the quarter ended September 30, 2008, compared to $4.6 million for the quarter ended September 30, 2007. The primary reason for the increase was a $468,000 other-than-temporary impairment charge on a $1.0 million trust preferred collateralized debt obligation during the third quarter of 2008. This investment is discussed above in the section “Other-Than-Temporary Impairment of Securities”.

Other increases in noninterest expense included a $104,000, or 4.2%, increase in compensation and benefits, a $1,000, or 0.2%, increase in occupancy and equipment expense, a $74,000, or 58.3%, increase in professional services, and a $38,000, or a 3.5%, increase in other noninterest expenses. Management hired several experienced lenders and an experienced credit officer during 2007 which contributed to the increase in compensation and benefits. However, we expect that the additional loan growth associated with these new positions will generate revenue to offset the additional compensation expense in 2008. The Company also opened its 15th full-service office in Rock Hill, South Carolina, during the first quarter 2008, which resulted in an increase in office occupancy and equipment expense. However, this increase has been tempered by the consolidation of the Company’s three loan production offices into existing branch facilities. The increase in professional services was primarily associated with higher audit-related costs, consulting fees and legal services. Management expects that these expenses will decrease for the remainder of 2008. Other noninterest expenses increased as a result of higher expenses related to data processing and technology, deposit operations, and loan collection and administration. A portion of the increase was related to the opening of the new office during the first quarter of 2008.

These increases in noninterest expense were partly offset by a $64,000 decrease in the fair value adjustment on deferred compensation and a $30,000, or 19.2%, decrease in the amortization expense of intangible assets. The decrease in the fair value adjustment on deferred compensation was directly offset by a corresponding decrease to noninterest income, resulting in no net impact to the Company. The amortization of intangible assets is expected to continue to decrease as the amount of the core deposit intangible decreases.

Income taxes. Income taxes amounted to $187,000, or 18.5% of taxable income, for the quarter ended September 30, 2008, as compared to $434,000, or 24.3% of taxable income, for the quarter ended September 30, 2007. The decrease in the effective tax rate during the comparable periods was primarily due to a $774,000 decrease in income before income taxes. In addition, tax equivalent adjustments increased from 34.7% of net income for the quarter ended September 30, 2007, to 47.9% of net income for the quarter ended September 30, 2008. This nontaxable income was primarily generated from interest earned on bank-qualified municipal securities and loans. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.

Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007

General. Net income for the nine months ended September 30, 2008, amounted to $2.7 million, or $0.36 per diluted share, as compared to $4.3 million, or $0.55 per diluted share, for the nine months ended September 30, 2007. This represented a 38.8% decrease in net income and a 34.6% decrease in diluted earnings per share for the comparable periods. This decrease was largely due to an additional $855,000 in the provision for loan losses resulting from a $499,000 increase in net loan losses during the third quarter of 2008 and a $468,000 other-than-temporary impairment on a $1.0 million trust preferred collateralized debt obligation that was charged against earnings during the third quarter of 2008.

Net interest income. Interest income decreased by $2.6 million, or 7.5%, to $32.3 million for the nine months ended September 30, 2008, primarily as a result of lower short-term interest rates. As of September 30, 2008, approximately 43% of the Company’s loan portfolio was scheduled to reprice on a monthly basis. Average interest-earning assets increased by $46.6 million, or 7.1%, to $700.2 million for the nine months ended September 30, 2008. The increase in average interest-earning assets was primarily the result of a $61.8 million, or 11.7%, increase in average outstanding loans to $590.6 million. This increase was partly offset by a $16.3 million, or 11.9%, decrease in average investments and MBS during the comparable periods. Due to decreases in short-term interest rates over the past 12 months, the Company’s average yield on earning assets decreased by 100 basis points to 6.22% for the nine months ended September 30, 2008. Interest expense decreased by $2.5 million, or 12.7%, for the comparable periods to $17.2 million for the nine months ended September 30, 2008. This decrease in interest expense was largely due to lower market interest rates. As a result, the average cost of funds decreased by 81 basis points to 3.48% for the nine months ended September 30, 2008. The benefit of lower interest rates was partly offset by a $47.1 million, or 7.7%, increase in the average balance of interest-bearing liabilities to $659.4 million for the nine months ended September 30, 2008. Average interest-bearing liabilities increased primarily as a result of a $42.0 million, or 53.7%, increase in borrowed money coupled with a $5.1 million, or 1.0%, increase in average interest-bearing deposits.

As a result of the decrease in interest rates during the comparable periods, the tax-equivalent net interest margin decreased by 23 basis points to 2.96% for the nine months ended September 30, 2008, compared to 3.19% for the nine months ended September 30, 2007. This decrease in the net interest margin was primarily the result of yields on earning assets falling at a faster rate than the cost of funds. While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, decreases in short-term interest rates would have a more pronounced negative impact in the first three months. The short-term negative effects of a decrease in interest rates are expected to be mostly offset by time deposits that mature over the next 12 months and reprice at a lower cost to the Company.

Provision for loan losses. The provision for loan losses amounted to $1.8 million for the nine months ended September 30, 2008, compared to $960,000 for the nine months ended September 30, 2007, representing an $855,000 increase. The primary reason for the increase was $499,000 in additional net chargeoffs that were realized during the first nine months of 2008 as compared to the first nine months of 2007. The increase in net chargeoffs was primarily due to the slowing local housing market. As a result, the Company increased the amount of the provision for loan losses in order to maintain an adequate level of the allowance for loan losses. The allowance for loan losses was $7.0 million, or 1.12% of total loans as of September 30, 2008, compared to $6.3 million, or 1.15% of total loans as of September 30, 2007. Credit quality continues to compare favorably with industry peers with a ratio of nonperforming loans to total loans of 0.53% on September 30, 2008, compared to 0.46% on September 30, 2007. A substantial portion of the Company’s nonperforming loans at September 30, 2008, was secured by real estate located in the Company’s primary lending market. In addition, the Company’s ratio of nonperforming assets to total assets was 0.55% at September 30, 2008, compared to 0.42% at September 30, 2007. Net chargeoffs totaled $932,000, or 0.16% of average loans, during 2008 compared to $433,000, or 0.08% of average loans, during 2007.

Noninterest income. Noninterest income decreased by $286,000, or 5.7%, to $4.8 million for the nine months ended September 30, 2008, as compared to $5.0 million for the nine months ended September 30, 2007. This decrease was largely attributable to a $99,000, or 13.2%, decrease in fee income on mortgage banking activities, a $61,000, or 17.0%, decrease in fee income on lending activities, a $7,000, or 1.2%, decrease in cash value on bank-owned life insurance, a $20,000, or 3.1%, decrease in other noninterest income and a $175,000 decrease in the fair value adjustment on deferred compensation assets. The income generated from mortgage banking activities decreased due to a reduction in mortgage lending activity in the Charlotte region. However, the residential real estate market in the Charlotte region remains relatively active and is expected to provide the Company with continued opportunities for growth in the future. The decrease in fee income on lending activities was largely the result of originating fewer construction and acquisition and development loans during 2008. These loans typically generate higher fee income than other types of loans. Cash value on bank owned life insurance decreased slightly due to lower market rates during the comparable periods. The decrease in other noninterest income was primarily due to lower commissions on the sale on uninsured deposit products. The decrease in the fair value on deferred compensation assets was directly offset by a decrease in noninterest expense, resulting in no net impact on the earnings of the Company.

In addition, the Company experienced a $61,000 decrease in the net gain on sale of assets and an $112,000 decrease in net life insurance proceeds payable to the Company. The Company recognized $275,000 in net gains from the sale of assets during the nine months ended September 30, 2008, compared to $336,000 during the nine months ended September 30, 2007. During the first nine months of 2008 the Company sold $19.3 million of investment securities at a net gain of $125,000 and $12.5 million of mortgage-backed securities at a net gain of $159,000. These securities were primarily sold to generate proceeds to fund loan growth. In addition, during the nine months ended September 30, 2008, the Company sold $295,000 in other real estate owned at a loss of $16,000 and sold $15,000 of miscellaneous fixed assets at a net gain of $7,000. During the nine months ended September 30, 2007, the Company sold $801,000 in real estate including a small portion of land from an existing branch office site and a vacant building that was previously used as the operations center for the former Citizens Bank that was acquired in 2001. These sales resulted in a net gain of $419,000. Also during 2007, the Company sold $202,000 in loans at a net gain of $5,000. Offsetting a portion of these gains were losses of $80,000 from the sale of $3.4 million in mortgage-backed securities and $9,000 from the sale of various parcels of foreclosed properties. In 2007, an officer of the Company passed away, resulting in net life insurance proceeds of $112,000 that were paid to the Company.

The 2008 nine-month period included a $230,000, or 11.3%, increase in fee income on deposit accounts and a $19,000, or 12.8%, increase in dividends on Federal Home Loan Bank stock. An increase in the number of demand deposit customers contributed to the improvement in deposit fee income, while an increased number of shares of FHLB stock resulting from higher borrowing balances contributed to the increase in dividends on FHLB stock.

Noninterest expense. Noninterest expense increased by $1.3 million, or 9.5%, to $14.7 million for the nine months ended September 30, 2008, compared to $13.4 million for the nine months ended September 30, 2007. This resulted from a $498,000, or 7.0%, increase in compensation and benefits, a $12,000, or 0.6%, increase in occupancy and equipment expense, a $236,000, or 58.6%, increase in professional services, and a $258,000, or 8.2%, increase in other noninterest expenses. Management hired several experienced lenders and an experienced credit officer during 2007 which contributed to the increase in compensation and benefits. However, we expect that the additional loan growth associated with these new positions will generate revenues to offset the additional compensation expense in 2008. The Company also opened its 15th full-service office in Rock Hill, South Carolina, during the first quarter 2008. As a result, office occupancy and equipment expense is expected to continue to increase in 2008. However, this increase has been tempered by the consolidation of the Company’s three loan production offices into existing branch facilities. The increase in professional services was primarily associated with higher audit-related costs, consulting fees and legal services. Management expects that these expenses will decrease for the remainder of 2008. Other noninterest expenses increased as a result of higher expenses related to data processing and technology, deposit operations, and loan collection and administration. A portion of the increase was related to the opening of a new office during the first quarter of 2008.

In addition, the Company experienced increases of $306,000 for impairment of securities and $220,000 in restructuring expense. Effective September 30, 2008, management determined that there was a $468,000 other-than-temporary impairment charge on a $1.0 million trust preferred collateralized debt obligation. This investment is discussed above in the section “Other-Than-Temporary Impairment of Securities”. Effective June 30, 2007, management evaluated the Company’s investment portfolio and determined that a $162,000 impairment existed on a $305,000 equity investment that was considered to be other-than-temporary, resulting in a $162,000 charge to earnings. The $220,000 restructuring expense was attributable to severance payments made to various employees whose positions were eliminated during the first quarter of 2008. No additional expenses are expected in conjunction with the reorganization.

These increases in noninterest expense were partly offset by a $175,000 decrease in the fair value adjustment on deferred compensation and an $81,000, or 16.8%, decrease in the amortization expense of intangible assets. The decrease in the fair value adjustment on deferred compensation during the comparable quarters was directly offset by a corresponding decrease to noninterest income, resulting in no net impact to the Company. The amortization of intangible assets is expected to continue to decrease as the amount of the core deposit intangible decreases.

Income taxes. Income taxes amounted to $647,000, or 19.6% of taxable income, for the nine months ended September 30, 2008, as compared to $1.5 million, or 25.9% of taxable income, for the nine months ended September 30, 2007. The decrease in the effective tax rate during the comparable periods was primarily due to a $2.6 million decrease in income before taxes. In addition, tax equivalent adjustments increased from 26.0% of net income for the nine-month period ended September 30, 2007, to 43.7% of net income for the nine months ended September 30, 2008. This nontaxable income was primarily generated from interest earned on bank-qualified municipal securities and loans. The Company invests in tax-advantaged sources of income to reduce its overall tax burden. However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.

Liquidity, Market Risk, and Capital Resources

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion. Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances. The Company has $77.7 million available to draw from its line of credit with the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Company also has $11.8 million available from a $20.0 million unsecured federal funds accommodation with Silverton Bank (“Silverton”). Silverton is the Company’s primary correspondent bank. The federal funds accommodation is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company. Outstanding advances made under this accommodation are generally repaid on a daily basis at a rate determined by Silverton based on their marginal cost of funds. Advances are limited to not more than 14 days in any calendar month. Interest on any advances made over the established line or beyond the 14-day limit will be at a higher rate. The Company may also solicit brokered deposits for providing funds for asset growth. As of September 30, 2008, the Company had outstanding brokered deposits of $12.4 million, or 2.1% of total deposits. This balance was comprised of two time deposits in the amounts of $6.0 million and $6.4 million. Both deposits had maturities of less than six months and a weighted average cost of funds of 2.91%. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position. At September 30, 2008, the Company had loan commitments of $13.0 million, unused lines of credit of $111.7 million, and undisbursed construction loan proceeds of $3.6 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise. The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing.

The Company’s most significant form of market risk is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates. The Company’s Asset / Liability Committee is responsible for monitoring its level of interest rate risk and ensuring compliance with Board-adopted limits. There were no changes in the Company’s asset or liability composition that could result in a material change in the Company’s analysis of interest rate sensitivity as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of September 30, 2008, the Bank’s capital exceeded all applicable regulatory requirements and was in the “well capitalized” category for all regulatory capital measurements. The Bank's Tier I capital was $66.8 million, or 8.4% of adjusted total assets. The minimum Tier I capital ratio is 4.00%. Failure to meet minimum capital requirements can result in certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

There have been no material changes in the Company’s internal control over financial reporting identified during the Company’s last fiscal quarter that has negatively affected, or is reasonably likely to negatively affect, the Company’s internal control over financial reporting in a material manner.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 1A. Risk Factors

FDIC Assessment Risk Factor. The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires the FDIC to maintain a reserve ratio of 1.15% to 1.50% of estimated insured deposits. Recent bank failures have significantly reduced the deposit reserve ratio. As a result, the FDIC published a proposed rule that would restore the reserve ratio to its federally-mandated level. The proposed rule would raise the current deposit insurance assessment rates for all institutions by approximately 7 basis points beginning with the first quarter of 2009. There can be no assurance that the proposed rule will be implemented by the FDIC in its proposed form. However, the actions taken by the FDIC could significantly increase the Company’s noninterest expense in 2009 and in future years as long as the increased premiums are in place.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.	Not applicable.

b.	Not applicable.

c.	During the three-month period ended September 30, 2008, the Company repurchased 7,200 shares of common stock for $57,000, at an average cost of $7.95 per share, as detailed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plan
July	7,200	$7.95	9,476	190,524
August	-	-	9,476	190,524
September	-	-	9,476	190,524
Total	7,200	$7.95	9,476	190,524

As of September 30, 2008, the Company had repurchased a total of 3,209,211 shares, or 35.4% of the original outstanding shares of common stock, at an average price of $13.06. This stock was repurchased under a series of repurchase programs that have been authorized by the Board of Directors over the past several years. The most recent repurchase authorization was granted by the Board of Directors on June 16, 2008, for the repurchase of up to 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial condition and/or performance. As of September 30, 2008, the Company had repurchased a total of 4,776 shares at an average price of $7.86 per share and had 195,224 shares remaining to be repurchased under this plan. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no meetings of stockholders during the quarter ended September 30, 2008.

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

Citizens South Banking Corporation

Date: November 10, 2008	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer