Form 10-K
period 2008-12-31
CITIZENS SOUTH BANKING CORP
filed 2009-03-18
CIK 1051871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☐       Smaller reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by the Nasdaq Global Market, was approximately $49.3 million.

As of March 13, 2009, there were 7,515,957 shares of the common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)           Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).

CITIZENS SOUTH BANKING CORPORATION
AND SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

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

The Company’s principal business activities are overseeing and directing the business of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities.  The Company became the holding company for the Bank on September 30, 2002, in connection with the mutual-to-stock conversion of Citizens South Holdings, MHC, the mutual holding company of Citizens South Banking Corporation, a federal corporation, formerly named Gaston Federal Bancorp, Inc., which was originally formed on March 18, 1998 for the purpose of acting as the holding company for the Bank.

The Company’s executive office is located at 519 South New Hope Road, P.O. Box 2249, North Carolina 28053-2249 and its telephone number at this address is (704) 868-5200.  The Company also maintains a website at www.citizenssouth.com that includes important information on our Company, including a list of our products and services, branch locations, and current financial information.  In addition, we make available, without charge, through our website a link to our filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any.  Information on our website should not be considered a part of this annual report.

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

As of December 31, 2008, Citizens South Bank had 15 full-service branch offices in the North Carolina Counties of Gaston, Union, Rowan, and Iredell and York County in South Carolina. The Bank’s executive office is located at 519 South New Hope Road, P.O. Box 2249, Gastonia, North Carolina 28053-2249. Its telephone number at this address is (704) 868-5200. The Bank also maintains a website at www.citizenssouth.com that includes important information on our Bank, including a list of our products and services and branch locations.

Market Area and Competition

We consider our primary market area to be the North Carolina Counties of Gaston, Rowan, Iredell, Union, Mecklenburg, Cabarrus, Lincoln, and Cleveland, and the South Carolina County of York.  Our market area predominately centers in the suburbs surrounding the metropolitan area of Charlotte, North Carolina.  The metropolitan area of Charlotte has a diverse economic base that includes business sectors in banking and finance, insurance, manufacturing, textiles, apparel, fabricated metals, construction, health care, transportation, retail trade, telecommunications, government services, and education. In 2008, the Charlotte metropolitan area experienced moderate decreases in housing prices, an increased unemployment rate, decreased housing starts and housing sales and decreased commercial activity.  However, the economic slowdown in the Charlotte metropolitan area has generally been less severe than the economic slowdown experienced in other large metropolitan areas of the country.

The Bank's corporate headquarters is located in Gastonia, North Carolina, which is located approximately 20 miles west of Charlotte.  The Bank’s corporate headquarters and seven of its branch offices are located in Gaston County, North Carolina. These offices are located in the cities of Gastonia (three offices), Dallas, Mount Holly, Belmont, and Stanley.   According to data provided by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2008, there were 15 banks and thrifts operating in Gaston County with $2.3 billion in deposits.  As of June 30, 2008, the Bank had $256.9 million in deposits in Gaston County, or 12.1% of the total county deposits.  This represents the third highest deposit market share in Gaston County.

Two branch offices are in Rowan County, North Carolina, in the cities of Salisbury and Rockwell. According to data provided by the FDIC as of June 30, 2008, there were 13 banks and thrifts operating in Rowan County with $1.5 billion in deposits.  As of June 30, 2008, the Bank had $118.5 million in deposits in Rowan County, or 8.0% of the total county deposits representing the fourth highest market share in the county.

We also have three branch offices in Union County, North Carolina, in the cities of Monroe, Stallings, and Weddington. According to data provided by the FDIC as of June 30, 2008, there were 11 banks and thrifts operating in Union County with $1.6 billion in deposits.  As of June 30, 2008, the Bank had $105.9 million in deposits in Union County, or 6.6% of the total county deposits.  This represents the seventh highest market share in the county.

We have two branch offices in Iredell County, North Carolina, in the cities of Statesville and Mooresville. According to data provided by the FDIC as of June 30, 2008, there were 23 banks and thrifts operating in Iredell County with $2.1 billion in deposits.  As of June 30, 2008, the Bank had $95.4 million in deposits in Iredell County, or 4.5% of the total county deposits.  This represents the seventh highest market share in the county.

In 2008, we opened a branch office in Rock Hill, South Carolina, which is located in York County, South Carolina.  According to data provided by the FDIC as of June 30, 2008, there were 15 banks and thrifts operating in York County with $2.0 billion in deposits.  As of June 30, 2008, the Bank had $10.8 million in deposits in York County.

Employees

As of December 31, 2008, the Company had 127 full-time and 37 part-time employees, none of whom is represented by a collective bargaining unit.  The Company provides employee benefit programs, including an Employee Stock Ownership Plan, matching contributions to a 401(k) retirement/savings plan, group life, disability, heath, and dental insurance, and paid vacation and sick leave. Management believes its working relationship with its employees is good.

Subsidiaries

Citizens South Banking Corporation is a unitary savings and loan holding company that owns all of the outstanding stock of Citizens South Bank, a federally chartered savings bank.  In addition, the Company has a wholly-owned subsidiary, CSBC Statutory Trust I, which is used to issue trust preferred securities.  These long term obligations qualify as tier I capital at the Bank and represent a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities.

Supervision and Regulation

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

General.  Citizens South Banking Corporation is subject to regulation and supervision by the Office of Thrift Supervision (“OTS”).  The OTS has enforcement authority over Citizens South Banking Corporation and its subsidiaries.  This authority permits the OTS to restrict or prohibit activities that are determined to be a risk to Citizens South Bank.

Citizens South Bank is a federally chartered stock savings bank and derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS.  Under these laws and regulations, Citizens South Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets.  Citizens South Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Citizens South Bank, including real estate investment and securities and insurance brokerage. Citizens South Bank is subject to examination, supervision, and regulation by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer.  Citizens South Bank is also a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is a part of the Federal Home Loan Bank System.  The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Citizens South Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  Citizens South Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Citizens South Bank’s loan documents.

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

Prompt Corrective Action.  Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio.  For this purpose, a savings bank is placed in one of the following five categories based on the bank’s capital: 1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2008, Citizens South Bank met the criteria for being considered “well-capitalized” for all three regulatory capital standards.

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

Changes in Control.  Federal law prohibits a savings and loan holding company from acquiring direct or indirect control of another savings institution or holding company thereof, without prior written approval of the OTS.  It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Loans to Insiders.  Citizens South Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Citizens South Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by Citizens South Bank’s Board of Directors.

Insurance of Deposit Accounts. Citizens South Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  In October 2008, the FDIC temporarily increased the maximum insurance coverage limit from $100,000 per separately insured depositor to $250,000 per separately insured depositor.  Effective January 1, 2010, the maximum limit will return to $100,000 per separately insured depositor.  The maximum insurance coverage for self-directed retirement accounts remained unchanged at $250,000 per separately insured depositor.  The FDIC amended its risk-based deposit assessment system in 2007 to enable the FDIC to more closely tie each financial institution’s premiums with the risk it poses to the Deposit Insurance Fund under authority granted by the Federal Deposit Insurance Reform Act of 2005.  Under the new risk-based assessment system the FDIC evaluated the risk of each financial institution based on three primary sources of information: 1) its supervisory rating, 2) its regulatory capital ratios, and 3) its long-term debt issuer rating, if the institution has one.  Assessment rates are determined by the FDIC and currently range from five and seven cents for every $100 of domestic deposits for the healthiest institutions to 43 cents for every $100 of domestic deposits for the riskiest institutions.  The Bank was assessed at an average rate of 5.8 basis points for 2008.  On February 27, 2009, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.  Additionally, the Federal Deposit Insurance Corporation issued an interim final rule that would impose a special assessment of up to 20 basis points on all insured deposits as of June 30, 2009, which would be payable on September 30, 2009.  Based on insured deposits for the fourth quarter of 2008, this special assessment, if implemented as proposed, would equal approximately $1.2 million which would have a significant negative impact on the results of operations of the Company for 2009.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance. In 2007, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single insurance fund called the Deposit Insurance Fund.  As a result of the merger, the BIF and SAIF were abolished.  The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with approval of the FDIC, assessments and anticipated payments, insurance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on a FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. Citizens South Banking Corporation and Citizens South Bank have opted not to participate in this component of the Temporary Liquidity Guarantee Program.  The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  Citizens South Bank opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.  The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides for direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  Citizens South Banking Corporation was approved for and is participating in the CPP.  The details of our participation in the CPP are set forth in Item 7 of this annual report under the heading “Overview of Financial Condition and Results of Operations.”

Qualified Thrift Lender Test. As a federal savings bank, Citizens South Bank is subject to a qualified thrift lender, or “QTL,” test.  Under the QTL test, Citizens South Bank must maintain at least 65% of its portfolio assets in qualified thrift investments in at least nine months of the most recent 12-month period.  Portfolio assets generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. Qualified thrift investments includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  Qualified thrift investments also include 100% of an institution’s credit card loans, education loans and small business loans.  Citizens South Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.  A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2008, Citizens South Bank maintained approximately 78% of its portfolio assets in qualified thrift investments and satisfied the QTL test as of that date.

Federal Home Loan Bank System.  Citizens South Bank is a member of the Federal Home Loan Bank System (“FHLB”), which provides a central credit facility primarily for member institutions.  As a member of the FHLB of Atlanta, Citizens South Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater.  As of December 31, 2008, Citizens South Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2008, Citizens South Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

USA PATRIOT Act of 2001.  The USA PATRIOT Act of 2001 gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution.  Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process.  We have established policies, procedures and systems designed to comply with these regulations.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in its internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

An investment in our common stock involves risk. You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K before you decide to buy our common stock.  It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business.

The United States economy is in recession. A prolonged economic downturn, especially one affecting our geographic market area, could materially and adversely affect our business and financial results.  The United States economy entered a recession in the fourth quarter of 2007.  Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market.  Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of our real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

Changes in interest rates could adversely affect the Company’s financial condition and results of operations. Citizens South Banking Corporation’s results of operations and financial condition are affected by changes in interest rates. The Company’s results of operations depend substantially on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.  Because interest-earning assets generally reprice or mature more quickly than interest-bearing liabilities, a decrease in interest rates generally would result in a decrease in the Company’s net interest income.  Based on results generated by its interest rate risk model at December 31, 2008, a hypothetical, immediate and sustained decrease of 300 basis points throughout the yield curve would decrease its annual net interest income by 5.8%.  The assumptions used in the model do not provide for actions that may be taken by management during the period to offset the effects of changes in interest rates on net interest income. We are also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the value of Citizens South Banking Corporation’s interest-earning assets, and in particular its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2008, the Company’s investment and mortgage-backed securities available for sale totaled $109.2 million.  Unrealized gains on securities available for sale, net of tax, amounted to $25,000 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity.

The slowdown in our local economy could impair the ability of our customers to repay their loans. We have added a significant number of loans over the past five years from new relationships as we have entered new markets through acquisitions and de novo offices.  As a result, our loan portfolio may not be as seasoned as the loan portfolios of our competitors in some of these new markets. Should local real estate markets or economies continue to weaken, we will likely experience higher default rates resulting in increased levels of non-performing loans, which would likely result in higher loan losses and reduced earnings.

The Company’s commercial real estate loan portfolio could expose the Company to increased lending risks. At December 31, 2008, Citizens South Banking Corporation’s portfolio of commercial real estate, multifamily, and construction loans totaled $393.1 million, or 62.7% of total gross loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operations and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans.  Also, many of the Company’s borrowers have more than one commercial loan outstanding.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

Further declines in the value of certain investment securities could require write-downs, which would reduce our earnings. At December 31, 2008, our investment portfolio included a $1.0 million trust preferred collateralized debt obligation.  During 2008, we recognized a $468,000 charge for the other-than-temporary impairment of the trust preferred security.  A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

Strong competition within our market areas may limit our growth and profitability. We face numerous competitors in both our community banking and mortgage banking operations in the Charlotte, North Carolina metropolitan area, which is our primary market area.  We compete for loan and deposit growth with large banks that have a regional or a national presence, other community banks, de novo financial institutions, thrifts or savings institutions, credit unions, brokerage and insurance firms, and other nonbank businesses, such as retailers that engage in consumer financing activities. Price competition for loans and deposits might result in earning less on our loans and paying more on our deposits, which would reduce our net interest income. Competition also makes it more challenging to grow loans and deposits and to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we do and may offer services that we do not provide.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, then our earnings could decrease. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of allowance for loan losses, we review our loan loss and delinquency experience, we evaluate current local economic conditions, and we analyze the collateral position of our loan portfolio.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in increases to our allowance. Material additions to our allowance would materially decrease our net income.  In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Future legislative or regulatory actions responding to financial and market weakness could affect us adversely.   There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.  In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry.  Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system.  On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy.  In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.  The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009.   Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide certain tax cuts to stimulate the economy.  The U.S. Government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, and the issuance of many formal enforcement orders is expected.  Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced.  In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  Our FDIC insurance premiums have increased, and may continue to increase, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.  We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources of the holding company.  At December 31, 2008, we had approximately $73.6 million of FHLB advances outstanding.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

Citizens South Banking Corporation’s stock-based benefit plans may dilute your ownership interest.  Citizens South Banking Corporation has adopted stock option plans and recognition and retention plans. These stock-based benefit plans can be funded from the issuance of authorized but unissued shares of common stock or through open market purchases by the Company, subject to approval by the U.S. Treasury Department.  Stockholders will experience a reduction or dilution in ownership interest in the event newly issued shares, instead of repurchased shares, are used to fund stock option exercises and stock awards.

ITEM 1.B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth certain information regarding full-service branch offices currently in operation at December 31, 2008.  Management considers the facilities to be well maintained and sufficiently suitable for present operations.   The net book value of the properties, including land, building, and leasehold improvements, net of accumulated depreciation, was $16.8 million at December 31, 2008.
		Approximate	Owned
Location	Principal Use	Facility Size	or Leased
		(square feet)

519 South New Hope Road	Banking Office and	22,400	Owned
Gastonia, North Carolina 28054-4040	Corporate Headquarters

245 West Main Avenue	Banking Office and	12,400	Owned
Gastonia, North Carolina 28052-4140	Operations Center

1670 Neal Hawkins Road	Banking Office and	5,320	Owned
Gastonia, North Carolina 28056-6429	Mortgage Center

192 East Woodrow Avenue	Banking Office	3,400	Owned
Belmont, North Carolina 28012-3163

233 South Main Street	Banking Office	2,370	Owned
Mount Holly, North Carolina 28120-1620

3135 Dallas High Shoals Highway	Banking Office	3,225	Owned
Dallas, North Carolina 28034-1307

412 South Highway 27	Banking Office	3,225	Owned
Stanley, North Carolina 28164-2055

401 West Innes Street	Banking Office and	5,560	Owned
Salisbury, North Carolina 28144-4232	Leased Office Space

106 West Main Street	Banking Office	1,500	Owned
Rockwell, North Carolina 28138-8859

307 North Center Street	Banking Office and	8,260	Owned
Statesville, North Carolina 28677-4063	Leased Office Space

310 West Franklin Street	Banking Office	4,692	Leased
Monroe, North Carolina 28112-4704

13731 Providence Road	Banking Office	2,520	Owned
Weddington, North Carolina 28104-8615

101 Stallings Road	Banking Office	3,560	Leased
Stallings, North Carolina 28104-5065

649 Brawley School Road	Banking Office	3,800	Owned
Mooresville, North Carolina 28177-9121

2215 India Hook Road	Banking Office	4,244	Leased
Rock Hill, South Carolina 29732-1223

ITEM 3.	Legal Proceedings

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

No matters were submitted to a vote of the security holders during the fourth quarter of 2008.

PART II

ITEM 5.              Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

a.  The Company’s common stock, $0.01 par value per share, trades on the Nasdaq Global Market under the ticker symbol CSBC. Price and volume information is contained in The Wall Street Journal and other daily newspapers in the Nasdaq section under the Global Market System listings. As of February 1, 2009, the Company had 1,592 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 7,515,957 shares outstanding. The following brokers made a market in the Company’s stock during 2008:

Citadel Derivatives Group, LLC	1-312-395-2010
Fig Partners, LLC	1-404-601-7200
Friedman, Billings, Ramsey & Co.	1-800-688-3272
Howe Barnes Investments, Inc.	1-800-621-2364
Hudson Securities, Inc.	1-800-624-0050
Janney Montgomery Scott LLC	1-215-563-8672
Keefe, Bruyette & Woods, Inc.	1-800-342-5529
Knight Equity Markets, L.P.	1-800-222-4910
Merrill Lynch, Pierce, Fenner	1-800-937-0501
Morgan Keegan & Co., Inc.	1-800-238-7533
Morgan Stanley & Co., Inc.	1-800-223-6559
Sandler O’Neill & Partners	1-212-466-8020
Stanford Group Company	1-212-492-8244
Sterne, Agee & Leach	1-800-239-2408
Stifel Nicolaus and Co., Inc.	1-800-776-6821
Susquehanna Financial Group	1-800-825-9550
Timber Hill, Inc.	1-203-618-5841
UBS Securities LLC	1-203-719-7400

The following table sets forth quarterly market sales price ranges, dividend information, and repurchase activity for the Company’s common stock over the past two years.

2008	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range:
High	$11.03	$10.06	$8.24	$7.90
Low	9.21	7.42	7.03	5.75
Dividend	0.085	0.085	0.085	0.085
Shares Repurchased	67,000	28,628	7,200	-
Avg. Price Paid Per Share	$10.06	9.00	$7.95	$0.00

2007	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range:
High	$13.40	$13.00	$12.99	$12.33
Low	12.13	12.38	12.09	9.72
Dividend	0.08	0.08	0.08	0.08
Shares Repurchased	114,712	121,000	116,725	163,200
Avg. Price Paid Per Share	$13.09	12.88	$12.73	$11.76

The Company’s dividend payout ratio was 81% in 2008, compared to 43% in 2007.  The Company has paid a cash dividend each year since converting from a mutual to stock form of ownership.  In addition, the Company has increased its cash dividend each year since its initial public offering.  However, as a condition to participating in the U.S. Treasury Capital Purchase Plan, the Company may no longer increase dividend payments made to common stockholders without receiving prior approval from the U.S. Treasury.   As a result, future dividend increases to common stockholders are not anticipated for 2009.  In addition, the Board of Directors may decide to reduce or eliminate future dividend payments to common stockholders based on the direction of the Company’s future capital position, net income, credit quality and other factors.

Performance Graph

The following is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the last trade of Citizens South Banking Corporation’s stock on December 31, 2003, as reported on the Nasdaq Stock Market, through December 31, 2008, (b) the cumulative total return on stocks included in the Russell 2000 index over such period, and (c) the cumulative total return on stocks included in the SNL Southeast Thrift Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed initial investment of $100.  The performance graph was prepared by SNL Financial, LC using data as of December 31, 2008.

Citizens South Banking Corporation

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Citizens South Banking Corporation	100.00	104.30	89.23	98.92	79.39	48.82
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL Southwest Thrift Index	100.00	104.16	107.12	131.30	89.63	43.63

There can be no assurance that the common stock’s performance will continue in the future with the same or similar trend depicted in the graph.  Citizens South Banking Corporation will not make or endorse any predictions as to future performance.

b.  Not applicable.

c.  During the three-month period ended December 31, 2008, the Company repurchased the following shares of common stock.

2008	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May be Purchased Under the Plan
October	0	$0.00	9,476	190,524
November	0	$0.00	9,476	190,524
December	0	$0.00	9,476	190,524
Total	0	$0.00	9,476	190,524

As of December 31, 2008, the Company had repurchased a total of 3,213,911 shares, or 35.5% of the outstanding shares of common stock, at an average price of $13.06.  This stock was repurchased under a series of repurchase programs that have been authorized by the Board of Directors over the past several years.  The most recent repurchase authorization was granted by the Board of Directors in June 2008, for the repurchase of up to 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance among other factors. As of December 31, 2008, the Company had repurchased a total of 9,476 shares at an average price of $7.91 per share and had 190,524 shares remaining to be repurchased under this plan.  On December 12, 2008, Citizens South Banking Corporation entered into a Letter Agreement with the United States Department of the Treasury ("U.S. Treasury") pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant to purchase 428,870 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $7.17.  As a condition for issuing the preferred stock, the U.S. Treasury department limited the Company’s ability to repurchase common stock of the Company and increase its dividend payments to shareholders without receiving prior approval from the U.S. Treasury.   As a result, future repurchases of Company common stock are not anticipated for 2009.

ITEM 6.	Selected Financial Data

The following table sets forth certain information concerning the financial position of Citizens South Banking Corporation and its subsidiaries as of and for the dates indicated.  The consolidated data is derived from, and should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries and related notes presented in Item 8.  The information for the years ended December 31, 2005 and 2004 is derived in part from financial statements that do not appear in this annual report.

	At and for the years ended December 31,
	2008 (1)	2007 (1)	2006 (1)	2005 (1)	2004
(Dollars in Thousands, Except per Share Data)
Income Statement Data:
Interest income	$42,608	$46,735	$42,919	$26,948	$21,110
Interest expense	22,406	26,500	22,279	11,469	7,943
Net interest income	20,202	20,235	20,640	15,479	13,167
Provision for loan losses	3,275	1,290	1,165	985	330
Net interest income after provision for loan losses	16,927	18,945	19,475	14,494	12,837
Noninterest income	6,019	6,562	6,141	4,441	4,824
Noninterest expense	19,226	17,895	17,544	14,339	13,629
Income before income taxes	3,720	7,612	8,072	4,596	4,032
Income tax expense	639	1,947	2,617	1,323	1,077
Net income	$3,081	$5,665	$5,455	$3,273	$2,955

Per Share Data:
Basic net income	$0.42	$0.74	$0.68	$0.45	$0.39
Diluted net income	0.42	0.73	0.67	0.45	0.38
Cash dividends declared	0.34	0.32	0.30	0.28	0.26
Year-end book value	11.21	11.05	10.61	10.16	9.74

Selected Year-End Balance Sheet Data:
Total assets	$817,213	$779,140	$743,370	$701,094	$508,961
Loans receivable, net of deferred fees	626,688	559,956	515,402	473,336	317,156
Mortgage-backed and related securities	80,275	69,893	60,691	70,236	81,169
Investment securities	28,905	46,519	65,326	53,429	52,407
Deposits	581,488	590,765	562,802	517,544	374,744
Borrowings	124,365	96,284	85,964	91,342	55,772
Stockholders’ equity	104,720	84,033	85,961	84,258	72,394

Selected Performance Ratios:
Return on average assets	0.39%	0.75%	0.76%	0.60%	0.59%
Return on average equity	3.62	6.68	6.42	4.40	3.78
Avg. interest-earning assets to avg. interest-bearing liabilities	106.89	107.26	106.53	109.40	110.96
Noninterest expense to average total assets	2.40	2.38	2.45	2.64	2.73
Interest rate spread	2.69	2.85	3.10	3.03	2.78
Net interest margin (2)	2.91	3.14	3.33	3.26	2.98

Asset Quality Ratios:
Allowance for loan losses to total loans	1.28%	1.10%	1.12%	1.08%	0.95%
Net charge-offs to average loans	0.23	0.17	0.10	0.12	0.09
Nonperforming loans to total loans	0.48	0.32	0.58	0.54	0.30
Nonperforming assets to total assets	0.69	0.30	0.42	0.53	0.34
Nonperforming assets to total loans	0.90	0.42	0.61	0.78	0.55

Capital Ratios:
Average equity to average total assets	10.66%	11.26%	11.86%	13.69%	15.64%
Equity to assets at year end	12.81	10.79	11.56	12.02	14.22
Dividend payout ratio	80.95	43.24	44.12	62.22	66.67

(1)	Includes operations of Trinity Bank, which was acquired on October 31, 2005.
(2)
Net interest margin is calculated by dividing net interest income, including tax equivalent adjustments for tax-exempt investment securities by average interest-earning assets for the period.   The tax equivalent adjustments were $517, $557, $191, $155, and $0 for 2008, 2007, 2006,   2005 and 2004, respectively.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Financial Condition and Results of Operations

Citizens South Banking Corporation (the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the “Bank”), a federally chartered stock savings bank headquartered in Gastonia, North Carolina.  The Company’s principal business activities are overseeing and directing the business of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The Bank’s principal business activity is offering FDIC-insured deposit accounts to local customers through its 15 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities.  The Bank also acts as a broker in both the origination of loans secured by one-to-four family residences and in the sale of uninsured financial products (see Item 1. “Business” of this report for additional details).

Our primary business strategy is to operate as a full-service community bank, offering a complete array of both commercial and retail loan and deposits, mortgage banking activities, brokerage services, and other related financial services.  In executing this strategy, the Company has 1) concentrated much of its lending efforts on local nonresidential real estate loans, business loans and consumer loans; 2) originated a large portion of all fixed-rate one-to-four family residential loans as a broker for a third party, and 3) focused its deposit gathering efforts on local core deposits (demand deposit accounts, money market accounts, and savings accounts).  Management expects to continue to focus on executing this business strategy in 2009.

On December 12, 2008, Citizens South Banking Corporation entered into a Letter Agreement (the "Purchase Agreement") with the United States Department of the Treasury ("U.S. Treasury") pursuant to which the Company has issued and sold to Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the "Series A Preferred Stock"), having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant (“Warrant”) to purchase 428,870 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), at an exercise price per share of $7.17.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. According the original Purchase Agreement, the Company may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a qualified equity offering.  However, subsequent to the execution of the Purchase Agreement, legislation was passed which allowed the repayment of the Series A Preferred Stock to be repaid at any time from non-equity sources.  After three years, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to December 12, 2011, and unless the Company has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, the approval of the U.S. Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement. The Warrant has a ten-year term and is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company's common stock, and upon certain issuances of the Company's common stock at or below a specified price relative to the then current market price of the Company's common stock. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more "qualified equity offerings," the number of shares of common stock issuable pursuant to the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments. Pursuant to the Purchase Agreement, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.  Both the Series A Preferred Stock and Warrant will be accounted for as components of Tier 1 capital.  The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register for resale the Series A Preferred Stock, the Warrant and the shares of common stock underlying the Warrant (the "Warrant Shares") if and when requested to do so in writing by the U.S. Treasury.  Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that the U.S. Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the date on which the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more "qualified equity offerings" and December 31, 2009. The U.S. Treasury also placed certain restrictions on the amount and type of compensation that can be paid to certain senior level executives of the Company.

The Bank’s results of operations are significantly affected by general economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities. The Bank’s results of operations are also heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  The provision for loan losses is affected by the Company’s actual loan losses, amount of delinquent loans, local economic conditions, and the collateral position of our loan portfolio.  Noninterest income includes fee income generated from deposit and loan accounts, mortgage banking fees, commissions earned from the sale of uninsured investment products, increases in the cash value of bank-owned life insurance policies, net gains (losses) from the sale of assets and other noninterest income.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, amortization of intangible assets and other noninterest expenses.

Net income was $3.1 million, or $0.42 per diluted share, for the year ended December 31, 2008, compared to $5.7 million, or $0.73 per diluted share, for the year ended December 31, 2007.  The earnings resulted in a return on average equity of 3.62% in 2008, compared to 6.68% in 2007, and a return on average assets of 0.39% in 2008, compared to 0.75% in 2007.  Management’s Discussion and Analysis is provided to assist in understanding and evaluating the results of operations and financial condition of the Company and its subsidiaries.  The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this annual report.

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

Allowance for Loan Losses.  The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses inherent in the Bank’s portfolio at the measurement date.  Management’s determination of the adequacy of the allowance is based on quarterly evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective, as it requires an estimate of the loss for each type of loan and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of the collateral. Management has established a systematic method for periodically evaluating the credit quality of the loan portfolio in order to establish an allowance for loan losses.  The methodology is set forth in a formal policy and includes a review of all loans in the portfolio on which full collectability may or may not be reasonably assured.  The loan review considers among other matters, the estimated fair value of the collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonable estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Specific allowances are established for certain individual loans that management considers impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis.  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral.  We increase our allowance for loan losses by charging provisions for loan losses against our current period income.  Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectability.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Other-Than-Temporary Impairment of Securities.  On at least a quarterly basis management reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  In November 2007, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in this FSP amended SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock.

Effective September 30, 2008, management evaluated the Company’s investment portfolio and determined that the $468,000 impairment on a $1.0 million trust preferred collateralized debt obligation was other-than-temporary.  This investment is collateralized by trust preferred securities that were issued by a pool of 40 banks operating throughout the country.  Management determined that the impairment was other-than-temporary because 1) two of the original 40 banks had defaulted on their payments; 2) the security, which had an original credit rating of “A-”, was on negative watch and subject to downgrade by one or more of the credit rating agencies; and 3) the interest rate of LIBOR plus 105 basis points on this security was well below the current pricing for bank capital which approximated LIBOR plus 400 basis points at September 30, 2008.  Management determined that it was unlikely that the pricing for bank capital would return to a level consistent with the pricing on the Company’s security in the foreseeable future.  In accordance with SFAS No. 157, “Fair Value Measurements,” the Company uses valuation techniques that are appropriate and consistently applied.  A hierarchy is used to prioritize valuation inputs into the following three levels to determine fair value:

Level 1:              Quoted prices in active markets for identical assets or liabilities.
Level 2:              Observable inputs other than the quoted prices included in Level 1.
Level 3:              Unobservable inputs.

Due to the lack of liquidity for this type of security in the current environment, the security was valued using Level 3.  The fair value was prepared by an independent third party using a discounted cash flow model using various default assumptions ranging from 10% to 40%.  The fair value of $532,000 was determined based on a weighted average of the various default assumptions, with the 20% default rate as the most likely scenario over the life of the security.  The default rate on this security at the time of the valuation was 5.25%.

Effective December 31, 2008, management evaluated the Company’s investment portfolio and determined that all unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future.  The Company has the ability to hold these investments to maturity if necessary in order to recover any temporary losses that may presently exist.  As a result, management did not consider any unrealized losses as “other-than-temporary” as of December 31, 2008.

Comparison of Financial Condition for the Years Ended December 31, 2008 and 2007

Total assets increased by $38.1 million, or 4.9%, from $779.1 million at December 31, 2007, to $817.2 million at December 31, 2008.   The majority of this growth was due to a $66.7 million, or 11.9%, increase in outstanding loans from $560.0 million at December 31, 2007, to $626.7 million at December 31, 2008.   Most of the Company’s loan growth was in loans secured by commercial real estate.  During 2008, these loans, which include construction loans, multifamily residential loans, and nonresidential real estate loans, increased by $27.6 million, or 7.6%, to $393.1 million at December 31, 2008.  These loans are typically secured by owner-occupied professional office buildings, retail properties, churches, speculative residential properties, or residential subdivisions located in the Company’s primary lending area.  The Company does not actively originate commercial real estate loans that are secured by hotels, motels, golf courses, or resort properties. Management plans to continue to emphasize the origination of owner-occupied residential and commercial real estate loans in the Company’s primary lending area in the coming year. Also during 2008, the Company’s portfolio of one-to-four family residential loans increased by $6.2 million, or 7.9%, from $78.6 million to $84.8 million. The Company has not been an originator or purchaser of option adjustable rate or “no documentation” portfolio loans and the portfolio does not include any mortgage loans that are considered “sub-prime.” The Company originates and closes a large portion of all new one-to-four family residential loans as a broker for independent third parties on a servicing-released basis.  This generates additional fee income and reduces the potential adverse effects of rising interest rates on the Company’s future earnings that normally result from holding long-term fixed-rate loans.   Management expects that in 2009 the Company’s portfolio of one-to-four family mortgage loans will continue to increase as a number of competitors have exited this business sector due to the housing slowdown.  In addition, mortgage loan interest rates have become more attractive for borrowers, thus increasing opportunities for customers to refinance their existing mortgage loans.  During 2008, consumer loans increased by $31.9 million, or 38.8%, to $114.3 million at December 31, 2008.  Approximately $87.4 million, or 76.5%, of these consumer loans were home equity loans and lines of credit secured by a second lien on residential properties.  These loans typically have a loan-to-value ratio of 90% or less (including any senior liens) and are generally secured by owner-occupied residential properties located in the Company’s primary lending area.  Management plans to continue to grow its consumer loan portfolio in 2009 by continuing an incentive plan for its retail branch managers.  However, due to declining housing prices, management has lowered the loan-to-value ratio on new home equity lines of credit to 85%.  Commercial business loans increased by $868,000, or 2.6%, to $34.5 million.  Management expects similar growth of its commercial business loans in 2009.

In order to facilitate continued loan growth during 2009, the Company plans to open a loan production office in Charlotte, North Carolina during the first quarter of 2009.  This office is expected to be staffed by one commercial lender and one residential mortgage lender.  However, the Company’s ability to grow the existing loan portfolio is largely dependent on the economy of the Charlotte metropolitan area.  The local economy slowed during the second half of 2008, resulting in slower loan growth during that period.  A continued slowdown in the local economy is expected for 2009 which will likely result in a slower loan growth rate in 2009 as compared to 2008.  Management will continue to focus on maintaining the current credit quality of the portfolio.

Cash and cash equivalents decreased by $19.6 million, or 65.9%, from $29.7 million at December 31, 2007, to $10.1 million at December 31, 2008. This decrease was primarily due to the $66.7 million increase in loans outstanding, a $10.4 million increase in mortgage-backed securities, a $9.3 million decrease in deposits, stock repurchases of $1.0 million and $2.5 million in cash dividends paid during 2008.  These decreases in cash and cash equivalents were partly offset by a $17.6 million decrease in investment securities and a $28.1 million increase in borrowed money.  Management expects that cash and cash equivalents will remain fairly stable in 2009 as new loans are funded from maturing investment and mortgage-backed securities, deposit growth and increased borrowed money as needed.

Investment securities decreased by $17.6 million, or 37.9%, from $46.5 million at December 31, 2007, to $28.9 million at December 31, 2008.  This decrease was primarily the result of the sale of $19.2 million in investment securities and $2.5 million in normal maturities and calls.  The funds generated from the sale of investment securities were primarily used to fund new loan growth.  This decrease in investment securities was partly offset by the purchase of $5.8 million in investment securities in 2008.   Mortgage-backed securities increased by $10.4 million, or 14.9%, from $69.9 million at the end of 2007, to $80.3 million at the end of 2008.  This increase was primarily due to the purchase of $35.0 million of mortgage-backed securities, which was partly offset by the maturity and principal amortization of $14.2 million of mortgage-backed securities and the sale of $12.4 million of mortgage-backed securities during the year. Management expects that in 2009 the balances of its investment and mortgage-backed securities portfolios will increase as management leverages the capital raised from the sale of preferred stock in order to generate increased earnings.

Premises and equipment decreased by $1.1 million, or 6.3%, to $16.8 million at December 31, 2008.  Normal depreciation during 2008 amounted to $1.1 million which was the primary reason for the decrease. In 2008 the Company opened a full-service office in Rock Hill, South Carolina in a leased building.  The Company also closed one loan production office and consolidated two other loan production offices into existing full-service branch offices.  All three of these offices were located in leased office space.  In 2009, the Company plans to open a loan production office in a leased office building in Charlotte, North Carolina.  This office will be used to originate primarily commercial and residential loans.  The Company will continue to evaluate potential branch sites in its existing market area as opportunities arise.

Total liabilities increased by $17.4 million, or 2.5%, from $695.1 million at December 31, 2007, to $712.5 million at December 31, 2008.   This increase was primarily due to a $28.1 million, or 29.2%, increase in borrowed money from $96.3 million at December 31, 2007, to $124.4 million at December 31, 2008.  Borrowed money includes advances from the Federal Home Loan Bank, repurchase agreements, subordinated debt and retail repurchase agreements.  Funds generated from the increase in borrowed money were primarily used to fund new loans, purchase mortgage-backed securities, and offset decreases in deposits.  Management will use borrowed money as an additional source of liquidity as needed.  In addition, from time to time, management may use borrowed money to engage in various leverage strategies to increase income as opportunities arise.

While the Company’s total deposits decreased from $590.8 million at December 31, 2007, to $581.5 million at December 31, 2008, demand deposit accounts, or checking accounts, increased by $20.7 million, or 20.4%, to $122.7 million at December 31, 2008.  Management is committed to increasing demand deposit accounts and building new and enhancing existing customer relationships through improving technology, expanding its branch network and focused marketing efforts. In 2008 the Company focused on two new products for both its commercial and retail customers that significantly contributed to the strong growth in demand deposit accounts in 2008.  The first product is our remote deposit capture, which gives our commercial customers the ability to make deposits of checks remotely without physically visiting a branch office.  This allows our commercial sales force the opportunity to solicit business from commercial customers that may not be located near an existing branch office.  The second product is a high-yield checking account product that compares favorably with some of our competitors who offer a higher interest rate on their checking account, but include numerous conditions in order to receive the higher rate.  In addition, we offer all-day banking, which eliminated the 2:00 p.m. cutoff for current day processing of deposits.  In 2009 we plan to continue to market these and other core products in our local area through media outlets and through incentive plans paid to employees for new core customer accounts.  During 2008, money market deposit accounts decreased by $26.4 million, or 20.4%, to $103.3 million at December 31, 2008, savings accounts decreased by $1.3 million, or 11.01%, to $10.7 million at December 31, 2008, and time deposits decreased $2.3 million, or 0.7%, to $344.8 million at December 31, 2008.  These decreases were primarily due to the significant decrease in short-term interest rates in 2008, which made alternative investments more attractive to customers.  In addition, during 2008 several local competitors offered above-market interest rates on local deposits which were more attractive than the deposit rates offered by the Company.  Since borrowed money was a less costly source of liquidity for the Company, we did not actively participate in offering above market interest rates on deposits.  By the end of 2008, deposit pricing from local competitors had normalized.  Management is focused on growing its deposit base from within the Company’s market area.  However, from time to time brokered time deposits may be used as an additional source of liquidity as needed.  As of December 31, 2008, approximately $6.4 million, or 1.1% of total deposits, were brokered time deposits.

Total stockholders’ equity increased by $20.7 million, or 24.6%, from $84.0 million at December 31, 2007 to $104.7 million at December 31, 2008.  This increase was primarily due to the sale of $20.5 million in Series A Preferred stock, net income of $3.1 million and a $368,000 decrease in accumulated losses on investments available for sale.  These increases in stockholders’ equity were partly offset by the repurchase of 102,828 shares of common stock for $1.0 million at an average price of $9.91 per share. These shares were repurchased as a part of stock repurchase plans announced in November 2007 and June 2008.  The November 2007 repurchase plan provided for the repurchase of 200,000 shares, or approximately 2.5% of the then outstanding shares.  All of the shares authorized under this plan were repurchased by June 2008 at an average price of $10.77.  The June 2008 repurchase plan provided for the repurchase of 200,000 shares, or approximately 2.7% of the then outstanding shares.  As of December 31, 2008, the Company had repurchased 9,476 shares under the plan.  The decrease in total stockholders’ equity during 2008 was also partly offset by the payment of $2.5 million in cash dividends, or $0.34 per share, and the recording of a $350,000 post-retirement liability on split dollar life insurance arrangements.

Results of Operations

The following discussion relates to operations for the year ended December 31, 2008 compared to the year ended December 31, 2007, as well as the year ended December 31, 2007 compared to the year ended December 31, 2006.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

Overview.  The Company reported net income of $3.1 million, or $0.42 per diluted share, for the year ended December 31, 2008, compared to $5.7 million, or $0.73 per diluted share, for the year ended December 31, 2007.  The earnings resulted in a return on average equity of 3.62% in 2008, compared to 6.68% in 2007, and a return on average assets of 0.39% in 2008, compared to 0.75% in 2007.

Net interest income.  The Company’s net interest income was flat at $20.2 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  During 2008 the Company experienced a 23 basis point decrease in the net interest margin from 3.14% for 2007 to 2.91% for 2008. The compression of the net interest margin was caused in part by a series of decreases in the federal funds rate by the Federal Reserve Board during 2008 that resulted in a 400 basis point decrease in the prime lending rate during the year from 7.25% at the end of 2007 to 3.25% at the end of 2008.  At December 31, 2008, the Company had approximately $270 million in loans, or 43% of the Company’s loan portfolio, repricing each month, the majority of which were tied to the prime lending rate. This sharp decrease in short-term interest rates did not provide sufficient time for many of the Company’s time deposits to reprice at a lower interest rate.  As a result, the yield on assets for 2008 decreased at a faster rate than the decrease in the cost of funds, causing the spread between interest-earning assets and interest-bearing liabilities to decrease from 2.85% to 2.69%.  When short-term interest rates stabilize, the Company’s net interest margin should begin to expand as its portfolio of time deposits reprices at lower market rates without commensurate offsetting decreases in the yield on its prime-based loan portfolio.  The negative effects of the net interest margin compression were largely offset by strong balance sheet growth during the year. During 2008, the Company’s average interest-earning assets increase from $663.0 million in 2007 to $711.7 million in 2008.

Interest income for the year ended December 31, 2008, decreased by $4.1 million, or 8.8%, to $42.6 million. This decrease was largely due to the fact that the average yield on interest-earning assets decreased by 107 basis points from 7.13% for 2007 compared to 6.06% for 2008.  The decrease in average asset yields was primarily due to a 400 basis point decrease in the prime lending rate during 2008.  The negative effects of the decreased average yield on interest-earning assets were partly offset by a $48.7 million, or 7.3%, increase in average interest-earning assets from $663.0 million in 2007 to $711.7 million in 2008.  Average outstanding loans increased by $66.5 million, or 12.6%, from $526.9 million to $593.4 million, while the average yield on loans decreased from 7.73% in 2007 to 6.29% for 2008. These changes were primarily the result of organic loan growth during the year, and lower market interest rates during 2008.  As a result, interest income on loans decreased by $3.4 million, or 8.5%, to $37.2 million in 2008.

Interest earned on interest-bearing bank balances decreased by $290,000, or 64.9%, to $157,000 in 2008.  The average balance of interest-bearing bank balances decreased by $2.6 million, or 27.7%, to $6.8 million and the average yield on these deposits decreased by 244 basis points to 2.29%.  Interest earned on investment securities decreased by $1.3 million, or 42.4%, to $1.4 million in 2008.  Tax equivalent adjustments using a 34% tax rate were made to interest income on investment securities in the amounts of $516,000 and $557,000 for 2008 and 2007, respectively.  This decrease in interest income on investment securities was also due to a $28.8 million, or 46.4%, decrease in the average outstanding balance of investment securities to $33.3 million in 2008.  The average tax-equivalent yield on investment securities increased by 38 basis points to 5.48% for 2008 due to an increased level of higher-yielding municipal securities during 2008.   Interest income from mortgage-backed securities increased by $863,000, or 29.4%, to $3.8 million in 2008.  This increase was largely due to a 31 basis point increase in the average yield from 4.55% in 2007 to 4.86% in 2008.  In addition, the average balance of mortgage-backed securities increased by $13.6 million, or 21.0% to $78.2 million for 2008.  The increase in the average yield on mortgage-backed securities was due in part to the purchase of higher-yielding longer-term government agency mortgage-backed securities during 2008.  Management expects the levels of investment and mortgage-backed securities will increase during 2009, as the Company leverages excess capital to increase future earnings.

Interest expense decreased $4.1 million, or 15.5%, to $22.4 million for the year ended December 31, 2008. This decrease was largely due to a 92 basis point decrease in the average cost of funds from 4.29% in 2007 to 3.37% in 2008.  Partly offsetting this decrease in the average cost of funds was a $47.7 million, or 7.7%, increase in average interest-bearing liabilities from $618.1 million in 2007 to $665.8 million in 2008. Interest expense on deposits decreased $5.1 million, or 22.8%, to $17.2 million in 2008.  This decrease was primarily due to a 97 basis point decrease in the average cost of deposits due to falling interest rates during 2008.  The positive impact of a decrease in the cost of deposits was partly offset by a $3.8 million, or 0.7%, increase in average deposits in 2008. Average deposits increased due to organic growth generated from the Company’s primary market area.  Interest paid on borrowed money increased by $988,000, or 23.6%, to $5.2 million in 2008.  Average borrowings increased by $43.9 million, or 53.1%, to $126.6 million for 2008, while the average rate paid on borrowings decreased from 5.06% in 2007 to 4.09% in 2008.  Average borrowings increased in order to fund loan growth, purchase mortgage-backed securities, and fund decreases in deposits.  The Company may increase the level of borrowings to provide liquidity for operating purposes, to purchase investment securities, fund loan growth, and fund any deposit decreases.  If these borrowing levels increase, there will be a corresponding increase in interest expense.

Provision for Loan Losses.  The Company provided $3.3 million and $1.3 million in loan loss provisions for the years ended December 31, 2008 and 2007, respectively.  The allowance for loan losses as a percentage of total loans was 1.28% at December 31, 2008, and 1.10% at December 31, 2007. The provision for loan losses increased due to strong organic growth in the Company’s loan portfolio of $66.7 million, coupled with net charge-offs of $1.4 million during the year.

In 2008, the Charlotte metropolitan area experienced moderate decreases in housing prices, an increased unemployment rate, decreased housing starts and housing sales and decreased commercial activity.  However, the economic slowdown in the Charlotte metropolitan area has generally been less severe than the economic slowdown experienced in other large metropolitan areas of the country.  Due to the slowdown in the local economy, the level of nonperforming loans increased by $1.2 million, to $3.0 million at December 31, 2008.  As a result, the ratio of nonperforming loans to gross loans increased from 0.32% at December 31, 2007, to 0.48% at December 31, 2008.  Also, other real estate owned increased by $2.1 million to $2.6 million at December 31, 2008.  The Company has not been an originator or purchaser of option adjustable rate or “no documentation” portfolio loans and the Company’s loan portfolio does not include any mortgage loans that are considered “sub-prime.”  Therefore, none of the foreclosures were the result of any “sub-prime” activity by the Company.  The properties acquired through foreclosure consisted of 12 one-to-four family residential properties, two residential lots and one commercial building located in the Company’s primary lending area. These properties are in various stages of disposition.  Nonperforming assets increased by $3.3 million to $5.6 million at December 31, 2008, resulting in an increase in the ratio of nonperforming assets to total assets from 0.30% at December 31, 2007, to 0.69% at December 31, 2008.  Refer to “Allowance for Loan Losses” for further discussion.

Noninterest Income.  For the year ended December 31, 2008, noninterest income decreased by $543,000, or 8.3%, from $6.6 million in 2007 to $6.0 million in 2008.  During this period of time, the Company experienced a $161,000 decrease in fee income from mortgage banking activities and a $100,000 decrease in fee income on lending activities.  The decrease in mortgage banking income was largely due to reduced mortgage loan originations during 2008 as a result of the slowdown in the local housing market.  As a result of the slowdown in the local mortgage market, many local competitors have exited the market.  This reduced competition, coupled with a decrease in long-term mortgage lending rates, could result in stable mortgage banking activity for the coming year.  The decrease in fee income from lending activities was primarily due to a slowdown in originations of speculative residential lending and acquisition and development lending activity.  Both of these types of loans generally generate attractive fee income.  Given the current state of the local housing market, management does not expect to originate a significant amount of these types of loans in 2009, resulting in a continued decrease in fee income from lending activity for 2009.  Dividend income on FHLB stock decreased by $32,000 from 2007 to 2008.  This decrease was primary the result of lower dividend payments resulting from the significant decrease in interest rates during 2008.  Management expects this trend to continue in 2009, as the FHLB continues to lower its dividend payments to stockholders.  In 2007, the Company also recognized $112,000 in net life insurance proceeds as a result of the untimely death of one of the Company’s officers after a courageous fight with cancer.   The Company did not recognize any life insurance benefits in 2008.  The Company also recognized a $250,000 decrease from the fair value adjustment on deferred compensation assets.  This decrease in the fair value adjustment on deferred compensation assets is offset by a corresponding decrease in compensation expense, resulting in no net impact on net income.  These decreases in noninterest income were partly offset by a $309,000 increase in fee income on deposit accounts.  This increase was primarily due to the increased fee income resulting from a $20.7 million increase in the Company’s demand deposit accounts.

Net gain on sale of assets decreased by $159,000 to $164,000 in 2008.  During the year ended December 31, 2008, the Company sold $2.5 million in investment securities and $14.2 million in mortgage-backed securities at a combined net gain of $284,000, $537,000 of real estate acquired through foreclosure at a net loss of $69,000, and $330,000 of fixed assets at a net loss of $51,000.  During the year ended December 31, 2007, the Company sold $8.7 million in investment securities and $8.3 million in mortgage-backed securities at a combined net loss of $74,000, $334,000 of real estate acquired through foreclosure at a net loss of $17,000, $202,000 of loans at a net gain of $5,000, and $801,000 of fixed assets at a net gain $409,000.

Noninterest Expense.  The Company’s noninterest expense increased by $1.3 million, or 7.4%, from $17.9 million in 2007 to $19.2 million in 2008.  This increase was largely due to a $486,000, or 5.1%, increase in compensation expense from $9.6 million in 2007 to $10.1 million in 2008.   Additional staffing related to the opening of a new full-service branch office in the first quarter of 2008 was the primary reason for the increased compensation.  Occupancy expense increased by $11,000, or 0.4%, to $2.7 million in 2008.  During 2008, the Company closed one mortgage loan origination office and consolidated two other mortgage loan origination offices into existing branch offices.  All of the loan production offices were located in leased space.  Also during 2008, the Company opened a full-service office in Rock Hill, South Carolina in a leased building.  In 2009, the Company plans to open a loan origination office in leased space in Charlotte, North Carolina.  Professional fees increased by $323,000, or 59.4%, to $867,000.  This increase was due to higher audit and legal costs associated with complying with increased regulatory and accounting issues facing our industry.  Also, the former Chief Executive Officer of Trinity Bank, which was acquired in 2005, retired and was placed on a consulting contract which was negotiated as a condition of the sale of Trinity Bank.  The Company also recognized a $250,000 decrease from the fair value adjustment on deferred compensation assets.  This decrease in the fair value adjustment on deferred compensation assets is offset by a corresponding decrease in compensation expense, resulting in no net impact on net income.  Other expenses increased by $351,000, or 8.4%, to $4.5 million.  This increase was primarily due to higher expenses for loan collection, management and disposition costs related to real estate acquired through foreclosure, processing a larger number of demand deposit accounts, and miscellaneous costs related to operating an additional full-service office which was opened in the first quarter of 2008.  Also there were restructuring costs of $220,000 in 2008 related to severance and other costs related to a realignment of the Company’s management structure.   The $117,000 decrease in the amortization of intangible assets was due to the normal decrease associated with amortizing the core deposit intangible on an accelerated basis.  Estimated amortization expense in 2009 is expected to be $314,000, compared to $512,000 in 2008.  Also, in 2008, there were no merger-related expenses as compared to $57,000 in 2007.  The expenses incurred in 2007 were attributable to the acquisition of Trinity Bank in October 2005.

In 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund.  This amendment proposes the imposition of a 10 basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The assessment is proposed to be collected on September 30, 2009.  The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 20 basis points if necessary to maintain public confidence in federal deposit insurance. Based on insured deposits for the fourth quarter of 2008, this special assessment, if implemented as proposed, would equal approximately $1.2 million.  This special assessment if implemented as proposed will have a significant impact on the results of operations of the Company for 2009.

Expenses related to the impairment of securities increased by $306,000 from $162,000 in 2007 to $468,000 in 2008.  In 2008, management evaluated the Company’s investment portfolio and determined that the $468,000 impairment on a $1.0 million trust preferred collateralized debt obligation was other-than-temporary.

Income Taxes.  The Company’s provision for income taxes was $639,000 and $1.9 million for the years ended December 31, 2008 and 2007, respectively.  The change in the tax provision was primarily due to a $3.9 million decrease in pretax income.  The effective tax rate decreased from 25.6% to 17.2% due to a larger percentage of income being derived from tax-advantaged assets such as municipal securities, U.S. Government Agency securities, and bank-owned life insurance that generate tax-exempt income.   Management expects to decrease its level of income generated from tax-advantaged sources in 2009, resulting in an increase in the effective tax rate for 2009.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

Overview.  The Company reported net income of $5.7 million, or $0.73 per diluted share, for the year ended December 31, 2007, compared to $5.5 million, or $0.67 per diluted share, for the year ended December 31, 2006.  The earnings resulted in a return on average equity of 6.68% in 2007, compared to 6.42% in 2006, and a return on average assets of 0.75% in 2007, compared to 0.76% in 2006.

Net Interest Income.  The Company’s net interest income decreased by $405,000, or 2.0%, to $20.2 million for the year ended December 31, 2007, compared to $20.6 million for the year ended December 31, 2006.  This decrease was largely due to a 19 basis point decrease in the net interest margin from 3.33% for 2006 to 3.14% for 2007. The compression of the net interest margin was caused in part by a series of three decreases in the federal funds rate by the Federal Reserve Board during the second half of 2007 that resulted in a 100 basis point decrease in the prime lending rate during the year to 7.25% at the end of 2007.  At December 31, 2007, the Company had approximately $251 million in loans, or 45% of the Company’s loan portfolio, repricing each month, the majority of which were tied to the prime lending rate. While market interest rates were generally higher in 2007 than in 2006, this sharp decrease in short-term interest rates over a short period of time (less than four months) at the end of 2007 did not provide sufficient time for many of the Company’s time deposits to reprice at a lower interest rate.  As a result, the yield on assets for 2007 did not grow as fast as the increase in the cost of funds, causing the spread between interest-earning assets and interest-bearing liabilities to decrease from 3.10% to 2.85%.  When short-term interest rates stabilize, the Company’s net interest margin should begin to expand as its portfolio of time deposits reprices at lower market rates without any offsetting decreases in the yield on its prime-based loan portfolio.  During 2007, the Company’s ratio of average interest-earning assets to average interest-bearing liabilities increased from 106.5% in 2006 to 107.3% in 2007.  This increasing ratio of average interest-earning assets to average interest-bearing liabilities partly offset the negative effect of the decreased net interest margin.

Interest income for the year ended December 31, 2007, increased by $3.8 million, or 8.9%, to $46.7 million. This increase was largely due to the fact that average interest-earning assets increased by $37.9 million, or 6.1%, from $625.1 million in 2006 to $663.0 million in 2007.  In addition, while short-term interest rates fell during the last four months of 2007, the increases in the prime-lending rate during 2006, which were unchanged for the first three quarters of 2007, resulted in a 23 basis point increase in the yield on interest-earnings assets to 7.13% for 2007.  Average outstanding loans increased by $33.6 million, or 6.8%, from $493.3 million to $526.9 million, while the average yield on loans increased from 7.59% to 7.73% from 2006 to 2007. These changes were primarily the result of organic loan growth during the year, and higher market interest rates during the first three quarters of 2007.  As a result, interest income on loans increased by $3.2 million, or 8.6%, to $40.7 million in 2007.

Interest earned on interest-bearing bank balances decreased by $392,000, or 46.8%, to $447,000 in 2007.  The average balance of interest-bearing bank balances decreased by $7.3 million, or 43.6%, to $9.4 million and the average yield on these deposits decreased by 25 basis points to 4.73%.  Interest earned on investment securities increased by $1.0 million, or 47.5%, to $3.2 million in 2007.  Tax equivalent adjustments using a 34% tax rate were made to interest income on investment securities in the amounts of $557,000 and $191,000 for 2007 and 2006, respectively.  This increase in interest income was primarily due to an $11.5 million, or 22.8%, increase in the average outstanding balance of investment securities to $62.0 million in 2007.  The average tax-equivalent yield on investment securities increased by 87 basis points to 5.10% for 2007 due to the increased level of short-term interest rates during the first three quarters of 2007 and an increased level of higher-yielding municipal securities during 2007.   Interest income from mortgage-backed securities increased by $304,000, or 11.5%, to $2.9 million in 2007.  This increase was largely due to a 47 basis point increase in the average yield from 4.08% in 2006 to 4.55% in 2007.  The average balance of mortgage-backed securities increased by 0.7% to $64.6 million for 2007.  The increase in the average yield on mortgage-backed securities was due in part to slower prepayment levels resulting from higher mortgage interest rates during the year.

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

Provision for Loan Losses.  The Company provided $1.3 million and $1.2 million in loan loss provisions for the years ended December 31, 2007 and 2006, respectively.  The allowance for loan losses as a percentage of total loans was 1.10% at December 31, 2007, and 1.12% at December 31, 2006. The provision for loan losses increased due to strong organic growth in the Company’s loan portfolio of $44.6 million, coupled with net charge-offs of $910,000 during the year. The level of nonperforming loans decreased by $1.2 million, to $1.8 million at December 31, 2007.  As a result, the Company generated lower late fees generated from delinquent loans and the ratio of nonperforming loans to net loans decreased from 0.58% at December 31, 2006, to 0.32% at December 31, 2007.  Also, real estate owned increased by $390,000 to $529,000 at December 31, 2007.  The Company has not been an originator or purchaser of option adjustable rate or “no documentation” portfolio loans and the Company’s loan portfolio does not include any mortgage loans that are considered “sub-prime.”  Therefore, none of the foreclosures were the result of any “sub-prime” activity by the Company.  The properties acquired through foreclosure consist of 13 one-to-four family residential properties located in the Company’s normal lending area. These properties are in various stages of disposition.  Nonperforming assets decreased by $809,000 to $2.3 million at December 31, 2007, resulting in decrease in the ratio of nonperforming assets to total assets from 0.42% at December 31, 2006, to 0.30% at December 31, 2007.  Refer to “Allowance for Loan Losses” within Item 7 for further discussion.

Noninterest Income.  For the year ended December 31, 2007, noninterest income increased by $422,000, or 6.9%, from $6.1 million to $6.6 million.  The Company experienced an increase of $352,000 from mortgage banking activities.  This was largely due to strong mortgage-banking activity during most of 2007.  Mortgage banking activity slowed toward the end of 2007; however, management expects that long-term mortgage lending rates will be more attractive in 2007, resulting in steady mortgage lending activity for 2007.  The Company also recognized $112,000 in net life insurance proceeds as a result of the untimely death of one of the Company’s officers after a courageous fight with cancer.   These increases in noninterest income were partly offset by decreases of $133,000 in fee income received on deposit accounts, $161,000 in lower fee income received from lending activities, and $85,000 from the fair value adjustment on deferred compensation assets. The decrease in fee income on deposit accounts was largely due to the trend of lower fees generated from overdrawn checking accounts.  Management believes that this negative trend is industry-wide.  However, the negative trend has slowed recently and a continued focus on growing retail and commercial checking accounts should result in a moderate improvement in fee income on deposit accounts in 2007.  Loan fee income decreased primarily as a result of fewer fees generated on commercial real estate and construction loans, as well as lower late fees generated from delinquent loans.  The trend in 2007 will largely depend on the Company’s ability to increase loan activity in a slowing economy.  The decrease in the fair value adjustment on deferred compensation assets is offset by a corresponding decrease in compensation expense, resulting in no net impact on net income.

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

Noninterest Expense.  The Company’s noninterest expense increased by $352,000, or 2.0%, from $17.5 million in 2006 to $17.9 million in 2007.  This increase was largely due to a $335,000, or 3.6%, increase in compensation expense from $9.4 million in 2006 to $9.7 million in 2007.   Staffing increased in 2007 due to the opening of a new full-service branch office in the first quarter of 2007.  Occupancy expense increased by $34,000, or 1.3%, to $2.6 million in 2007.  The Company opened one mortgage loan origination office in leased space during 2007.  The decrease in the amortization of intangible assets was due to the normal decrease associated with amortizing the core deposit intangible on an accelerated basis.  Also, in 2007, there were no merger-related expenses as compared to $57,000 in 2006.  The merger-related expenses incurred in 2006 were attributable to the acquisition of Trinity Bank in October of 2005.

Income Taxes.  The Company’s provision for income taxes was $1.9 million and $2.6 million for the years ended December 31, 2007 and 2006, respectively.  The change was primarily due to a $460,000 decrease in pretax income.  The effective tax rate decreased from 32.4% to 25.6% due to a larger percentage of income being derived from tax-advantaged assets such as municipal securities, U.S. Government Agency securities, and bank-owned life insurance that generate tax-exempt income.

Net Interest Income

The net income of the Company is heavily dependent upon net interest income.  Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.  The following table sets forth certain information relating to the Company for the years ended December 31, 2008, 2007 and 2006.  For the years indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates.

Average Balances and Net Interest Income Analysis

	December 31, 2008			December 31, 2007			December 31, 2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets: (1)
Loans receivable (2)	$593,404	$37,341	6.29%	$526,913	$40,679	7.73%	$493,324	$37,448	7.59%
Interest-bearing bank deposits	6,819	156	2.29	9,426	446	4.73	16,715	838	5.01
Investment securities	33,285	1,824	5.48	62,044	3,227	5.10	50,537	2,188	4.33
Mortgage-backed securities	78,188	3,803	4.86	64,595	2,940	4.55	64,549	2,636	4.08
Total interest-earning assets (1)	711,696	43,124	6.06	662,978	47,292	7.13	625,125	43,110	6.90
Noninterest-earning assets	88,173			90,107			91,809

Total assets	$799,869			$753,085			$716,934

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand deposit accounts	$67,562	$1,019	1.51%	$52,810	$917	1.74%	$51,495	$662	1.29%
Money market deposit accounts	115,639	2,652	2.29	126,247	4,909	3.89	109,553	4,187	3.82
Savings accounts	11,664	42	0.36	14,093	82	0.58	19,569	150	0.77
Certificates of deposit	344,339	13,520	3.93	342,259	16,407	4.79	320,008	13,104	4.09
Borrowed funds	126,624	5,173	4.09	82,717	4,185	5.06	86,183	4,176	4.85
Total interest-bearing liabilities	665,828	22,406	3.37	618,126	26,500	4.29	586,808	22,279	3.80
Noninterest-bearing deposits	40,647			39,893			35,310
Noninterest-bearing liabilities	8,162			10,282			9,781
Total liabilities	714,637			668,301			631,899

Stockholders’ equity	85,232			84,784			85,035

Total liabilities and equity	$799,869			$753,085			$716,934

Net interest income (1)		$20,718			$20,792			$20,831

Interest rate spread (3)			2.69%			2.84%			3.10%

Net interest margin (4)			2.91%			3.14%			3.33%

Ratio of average interest-earning assets to avg. int.-bearing liabilities		106.89%			107.26%		106.53%

(1)
Yields and interest income on tax-exempt investments and loans have been adjusted on a fully taxable-equivalent basis using the federal tax rate of 34%.  The taxable equivalent adjustments were $516,000, $557,000, and $191,000, for the years 2008, 2007 and 2006, respectively.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-earning liabilities.
(4)	Net interest margin is calculated by dividing net interest income by total average interest-earning assets.

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

Volume and Rate Variance Analysis

	For The Year Ended			For the Year Ended
	December 31, 2008 vs. December 31, 2007			December 31, 2007 vs. December 31, 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to

(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$7,156	$(10,554)	$(3,398)	$2,584	$647	$3,231
Interest-bearing bank deposits	(101)	(189)	(298)	(347)	(45)	(392)
Investment securities	(1,596)	253	(1,343)	551	488	1,039
Mortgage-backed securities	651	212	863	2	302	304

Total interest income	6,110	(10,276)	(4,176)	2,790	1,392	4,182

Interest expense:
Deposits	(69)	(5,013)	(5,082)	1,593	2,619	4,212
Borrowed funds	1,550	(562)	988	(92)	101	9

Total interest expense	1,481	(5,575)	(4,095)	1,501	2,720	4,221

Net interest income increase (decrease)	$4,629	$(4,701)	$(72)	$1,289	$(1,328)	$(39)

Lending Activities

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

Loan Portfolio Composition

	December 31, 2008		December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$84,777	13.53%	$78,572	14.03%	$83.265	16.16%
Multifamily residential	23,359	3.73	19,717	3.52	21,726	4.22
Construction	71,454	11.40	90,949	16.24	76,505	14.85
Nonresidential	298,255	47.60	254,782	45.50	231,265	44.89
Total real estate loans	477,845	76.26	444,020	79.29	412,761	80.12
Commercial business loans	34,451	5.50	33,583	6.00	32,202	6.25
Consumer loans	114,287	18.24	82,363	14.71	70,209	13.63
Total gross loans	626,583	100.00%	559,966	100.00%	515,172	100.00%
Less:
Deferred loan fees (costs), net	(105)		10		(230)
Allowance for loan losses	8,026		6,144		5,764
Total loans, net	$618,662		$553,812		$509,638

	December 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$98,635	20.83%	$91,714	28.92%
Multifamily residential	24,594	5.19	10,632	3.35
Construction	62,687	13.24	25,033	7.89
Nonresidential	185,319	39.13	114,551	36.12
Total real estate loans	371,235	78.39	241,930	76.28
Commercial business loans	30,128	6.36	14,002	4.41
Consumer loans	72,237	15.25	61,245	19.31
Total gross loans	473,600	100.00%	317,177	100.00%
Less:
Deferred loan fees, net	264		21
Allowance for loan losses	5,104		3,029
Total loans, net	$468,232		$314,127

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

The following table represents the maturity distribution of the Company's loans by type, including fixed-rate loans, as of December 31, 2008. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

Maturity Distribution of Loan Portfolio

	One year	One to	Over Five
	or Less	Five Years	Years	Total
	(in thousands)
Real Estate:
One-to-four family residential	$2,482	$4,689	$77,606	$84,777
Multifamily residential	1,738	12,187	9,434	23,359
Construction	44,208	24,591	2,655	71,454
Nonresidential	106,386	157,130	34,739	298,255
Total real estate loans	154,814	198,597	124,434	477,845
Commercial business	18,776	14,663	1,012	34,451
Consumer	1,210	26,461	86,616	114,287
Total gross loans	$174,800	$239,721	$212,062	$626,583

The following table sets forth the dollar amount of all loans as of December 31, 2008, for which final payment is not due until after December 31, 2008.  The table also shows the amount of each type of loan that has a fixed rate of interest and those that have an adjustable rate of interest.

Interest Rate Distribution of Loan Portfolio

	Fixed Rates	Adjustable Rates	Total
	(in thousands)
Real Estate Loans:
One-to-four family residential	$24,669	$57,626	$82,295
Multifamily residential	11,893	9,728	21,621
Construction	19,105	8,141	27,246
Nonresidential	135,193	56,677	191,870
Total real estate loans	190,860	132,172	323,032
Commercial business	13,105	2,570	15,675
Consumer loans	22,749	90,327	113,076
Total gross loans	$226,714	$225,069	$451,783

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

The following table sets forth information with respect to our nonperforming assets at the dates indicated.

Nonperforming Assets
	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
One-to-four family residential	$199	$159	$473	$681	$627
Multifamily residential	-	-	-	-	-
Construction	693	-	-	956	-
Nonresidential real estate	1,310	520	888	397	209
Commercial business	-	146	78	274	30
Consumer	698	221	360	243	80
Total nonaccrual loans	2,900	1,046	1,799	2,551	946
Accruing loans which were contractually past due 90 days or more	132	766	1,212	-	-

Total nonperforming loans	3,032	1,812	3,011	2,551	946
Real estate owned	2,601	529	139	1,157	806

Total nonperforming assets	$5,633	$2,341	$3,150	$3,708	$1,752

Nonperforming loans to total loans	0.48%	0.32%	0.58%	0.54%	0.30%
Nonperforming assets to total assets	0.69%	0.30%	0.42%	0.53%	0.34%
Nonperforming assets to total loans	0.90%	0.42%	0.61%	0.78%	0.55%

Real Estate Acquired in Settlement of Loans. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold.  Generally, foreclosed assets are held for sale and such assets are carried at the lower of cost or market value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.  At December 31, 2008, we had $2.6 million in real estate acquired in settlement of loans.  This balance is comprised of 12 single-family residences, two residential lots, and one commercial office building located in the Bank's normal lending area.   These properties are in various stages of disposition.

Restructured Loans.  Under accounting principles generally accepted in the United States of America, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrowers that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. As of December 31, 2008, we had three restructured loans totaling $2.0 million within the meaning of SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring.”

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

As of December 31, 2008, we had $11.9 million of assets classified as substandard, $1.9 million of assets classified as doubtful and no loans classified as loss. The aggregate amount designated special mention as of December 31, 2008, was $16.0 million.  Pursuant to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” management determined that there were 11 impaired loans totaling $5.9 million as of December 31, 2008.  Based on an analysis of the underlying collateral of the loans, the overall economic conditions, discussions with the borrowers, and the historical performance of the loan, management created specific reserves totaling $871,000 for these loans.

As of December 31, 2007, we had $3.4 million in assets classified substandard and no assets classified as either doubtful or loss. The aggregate amount designated special mention as of December 31, 2007, was $7.8 million. Pursuant to SFAS No. 114, management determined that impaired loans were not material as of December 31, 2007.

Allowance for Loan Losses

Management has established a systematic methodology for evaluating the adequacy of the Company’s allowance for loan losses.  The methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired under SFAS 114. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis.  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral.  We increase our allowance for loan losses by charging provisions for loan losses against our current period income.  Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectability.

At December 31, 2008, we had an allowance for loan losses of $8.0 million.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for risks inherent in the remaining loan portfolios.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination. The following table sets forth an analysis of our allowance for loan losses.

Loan Loss and Recovery Experience
	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Allowance for loan losses at beginning of year	$6,144	$5,764	$5,104	$3,029	$2,969
Loans Charge-offs:
One-to-four family residential	185	1	-	5	14
Multifamily residential	-	-	-	-	-
Construction	203	-	-	-	-
Nonresidential mortgage loans	319	309	-	182	174
Commercial business loans	586	861	484	158	76
Consumer loans	167	83	89	76	14
Total charge-offs	1,460	1,254	573	421	278

Recoveries of loans previously charged-off:
One-to-four family residential	-	-	-	-	-
Multifamily family residential	-	-	-	-	-
Construction	-	-	-	-	-
Nonresidential mortgage loans	11	-	50	5	1
Commercial business loans	46	296	8	14	4
Consumer loans	10	48	10	2	3
Total recoveries	67	344	68	21	8

Net charge-offs	1,393	910	505	400	270
Provision for loan losses	3,275	1,290	1,165	985	330
Allowance acquired in acquisition	-	-	-	1,490	-
Allowance for loan losses at end of year	$8,026	$6,144	$5,764	$5,104	$3,029

Ratios:
Allowance for loan losses to total loans	1.28%	1.10%	1.12%	1.08%	0.95%
Net charge-offs to average loans	0.23%	0.17%	0.10%	0.12%	0.09%

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

Allocation of the Allowance for Loan Losses

	December 31, 2008		December 31, 2007		December 31, 2006
		% of		% of		% of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$275	13.53%	$250	14.03%	$300	16.16%
Multifamily residential	225	3.73	200	3.52	250	4.22
Construction	1,500	11.40	900	16.24	750	14.85
Nonresidential	3,026	47.60	2,494	45.50	2,264	44.89
Total real estate loans	5,026	76.26	3,844	79.29	3,564	80.12
Commercial business	1,250	5.50	1,000	6.00	1,000	6.25
Consumer loans	1,750	18.24	1,300	14.71	1,200	13.63
Total allowance for loan losses	$8,026	100.00%	$6,144	100.00%	$5,764	100.00%

	December 31, 2005		December 31, 2004
		% of		% of
	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential	$300	20.83%	$250	28.92%
Multifamily residential	250	5.19	100	3.35
Construction	500	13.24	300	7.89
Nonresidential	1,854	39.13	609	36.12
Total real estate loans	2,904	78.39	1,259	76.28
Commercial business	1,000	6.36	600	4.41
Consumer loans	1,200	15.25	1,170	19.31
Total allowance for loan losses	$5,104	100.00%	$3,029	100.00%

Deposit Activities

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

Deposit Portfolio Composition

	December 31, 2008		December 31, 2007		December 31, 2006
		Average		Average		Average
	Actual	Interest	Actual	Interest	Actual	Interest
Category	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)

Noninterest bearing demand	$44,971	-%	$43,571	-%	$37,762	-%
Interest bearing demand	77,760	1.5	58,410	1.7	52,778	1.3
Money market deposit	103,271	2.3	129,687	3.9	117,633	3.8
Savings accounts	10,708	0.4	12,038	0.6	16,027	0.8
Certificates of deposit	344,778	3.9	347,059	4.8	338,602	4.1

Total Deposits	$581,488	3.0%	$590,765	3.9%	$562,802	3.4%

The following table indicates the amount of our time deposits (also referred to as certificates of deposits) with a principal balance greater than $100,000 by time remaining until maturity as of December 31, 2008.

Maturities of Time Deposits over $100,000

Maturity Period	2008
(Dollars in Thousands)

Within three months	$30,045
Over three to six months	41,219
Over six to twelve months	41,040
Over twelve months	15,463

Total time deposits over $100,000	$127,767

The following table sets forth the amount of time deposits in the Bank categorized by rates as of December 31 at the dates indicated.

Time Deposit Interest Rate Composition

Interest Rate	2008	2007	2006
	(Dollars in Thousands)

Less than 2.00%	$21,251	$599	$940
2.01 to 4.00%	283,990	51,520	69,406
4.01 to 6.00%	39,537	294,940	268,256
6.01 to 8.00%	-	-	-

	$344,778	$347,059	$338,602

The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at December 31, 2008.

Time Deposit Maturity Schedule
	During the Years Ended December 31,
				2012
Interest Rate	2009	2010	2011	or Later	Total
	(Dollars in Thousands)

Less than 2.0%	$21,251	$-	$-	$-	$21,251
2.01 to 4.0%	262,959	18,458	1,936	637	283,990
4.01 to 6.0%	26,111	6,992	6,185	249	39,537

Total	$310,321	$25,450	$8,121	$886	$344,778

Capital Adequacy and Resources

OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio.  At December 31, 2008, Citizens South Bank’s capital exceeded all applicable requirements. Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank’s capital: 1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2008, Citizens South Bank met the criteria for being considered “well-capitalized.”

Funding for future growth is dependent upon the earnings of the Company and its subsidiaries.  At December 31, 2008, the Company had a capital-to-assets ratio of 12.81%.  As such, the Company fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such in brokered deposits and borrowings, including Federal Home Loan Bank (“FHLB”) advances.  At December 31, 2008, the Company had approximately $130 million in additional advances available from its line of credit from the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company may also solicit brokered deposits for providing funds for asset growth.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At December 31, 2008, the Company had loan commitments of $15.5 million, investment commitments of $3.0 million, $4.1 million in undisbursed construction loan proceeds, and unused lines of credit of $103.6 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise.  The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

Under existing contractual obligations, the Company will be required to make payments in future periods.  The following table presents aggregated information about payments due under such contractual obligations at December 31, 2008.  The Company expects that a portion of the deposits will not be renewed upon maturity.  If there is a higher than normal level of time deposits that are not renewed at maturity, then the Company may experience a decrease in liquidity.  This may result in the Company offering higher than market interest rates to maintain deposits, which would increase interest expense.  Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less.

Contractual Maturities

	Payments Due by Period at December 31, 2008
	One Year	One to	Over Three	Over Five
	Or Less	Three Years	to Five Years	Years	Total
	(Dollars in Thousands)

Borrowed Funds	$26,401	$24,500	$33,000	$40,464	$124,365
Deposits	547,030	33,571	887	-	581,488
Lease Obligations	466	795	512	2,176	3,949

Total	$573,897	$58,866	$34,399	$42,640	$709,802

Management of Market Risks

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates.  The risk of loss can be reflected in diminished market values and/or reduced net interest income in future periods.

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

The OTS requires the computation of amounts by which the net present value of the Bank's cash flow from assets, liabilities, and off balance sheet items (the Bank’s net portfolio value or "NPV") and the net interest income (“NII”) of the Bank would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on a bank’s NPV and NII from instantaneous and permanent one hundred- to three hundred-basis point increases and decreases in market interest rates.  The following table presents the Bank’s projected change in NPV and NII at December 31, 2008, as calculated by an independent third party, based upon information provided by the Bank.  The Bank’s level of sensitivity, given a hypothetical, immediate, and sustained change in interest rates from + 300 basis points to – 300 basis points, is within the range of acceptable sensitivity established by the Board of Directors and is detailed on the following table.

Interest Rate Sensitivity

Hypothetical, Immediate,	Estimated Theoretical		Estimated Theoretical
and Sustained	Net Interest Income		Net Portfolio Value
Changes in Interest Rates	Amount	% Change	Amount	% Change
	(Dollars in Thousands)

300 basis point rise	$22,645	7.5%	$113,737	-11.5%
200 basis point rise	22,175	5.3%	119,276	-7.2%
100 basis point rise	21,600	2.6%	124,513	-3.2%
No change	21,063	-%	128,576	-%
100 basis point decline	21,330	1.3%	129,219	0.5%
200 basis point decline	21,621	2.7%	131,488	2.3%
300 basis point decline	19,836	-5.8%	138,963	8.1%

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

Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in Thousands, Except per Share Data)
2008

Interest income	$10,972	$10,484	$10,805	$10,347
Interest expense	6,185	5,571	5,423	5,227
Net interest income	4,787	4,913	5,382	5,120
Provision for loan losses	345	750	720	1,460
Net int. income after provision for loan losses	4,442	4,163	4,662	3,660
Noninterest income	1,680	1,592	1,492	1,255
Noninterest expense	4,882	4,703	5,145	4,496
Income before income taxes	1,240	1,052	1,009	419
Income taxes	270	190	187	(8)
Net income	$970	$862	$822	$427

Per share data:
Net income:
Basic	$0.13	$0.12	$0.11	$0.06
Diluted	0.13	0.12	0.11	0.06
Cash dividends declared	0.085	0.085	0.085	0.085
Common stock price:
High	11.03	10.06	8.24	7.90
Low	9.21	7.42	7.03	5.75

2007

Interest income	$11,365	$11,585	$11,943	$11,842
Interest expense	6,319	6,513	6,840	6,829
Net interest income	5,046	5,072	5,103	5,013
Provision for loan losses	330	330	300	330
Net int. income after provision for loan losses	4,716	4,742	4,803	4,683
Noninterest income	1,530	1,988	1,534	1,511
Noninterest expense	4,285	4,617	4,554	4,439
Income before income taxes	1,961	2,113	1,783	1,755
Income taxes	561	524	434	428
Net income	$1,400	$1,589	$1,349	$1,327

Per share data:
Net income:
Basic	$0.18	$0.21	$0.18	$0.18
Diluted	0.18	0.20	0.18	0.18
Cash dividends declared	0.08	0.08	0.08	0.08
Common stock price:
High	13.40	13.00	12.99	12.33
Low	12.13	12.38	12.09	9.72

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item in contained in Item 7. above under the captions "Capital Adequacy and Resources", “Liquidity” and "Management of Market Risk".

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens South Banking Corporation
Gastonia, North Carolina

We have audited the accompanying consolidated statements of financial condition of Citizens South Banking Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens South Banking Corporation and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Gastonia, North Carolina
March 16, 2009

CITIZENS SOUTH BANKING CORPORATION

Consolidated Statements of Financial Condition

	December 31,
	2008	2007
Assets
Cash and due from banks	$9,443,833	$14,285,431
Interest-earning bank balances	613,320	15,454,043
Cash and cash equivalents	10,057,153	29,739,474
Investment securities available-for-sale	28,904,772	46,518,568
Mortgage-backed and related securities available-for-sale	80,275,248	69,892,914
Loans, net of deferred fees	626,687,811	559,955,975
Allowance for loan losses	(8,025,880)	(6,144,119)
Loans, net	618,661,931	553,811,856
Other real estate owned	2,600,708	528,871
Premises and equipment, net	16,833,944	17,964,910
Accrued interest receivable	2,609,100	3,254,416
Federal Home Loan Bank stock	4,792,900	4,235,700
Intangible assets	30,525,233	31,037,233
Bank owned life insurance	16,812,367	16,099,371
Other assets	5,139,339	6,056,953
Total assets	$817,212,695	$779,140,266

Liabilities and Stockholders' Equity
Deposits	$581,487,854	$590,764,822
Borrowed money	99,650,000	70,465,000
Subordinated debt	15,464,000	15,464,000
Retail repurchase agreements	9,251,093	10,355,320
Deferred compensation	5,412,372	5,388,586
Other liabilities	1,227,321	2,669,316
Total liabilities	712,492,640	695,107,044
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
December 31, 2008: 20,500 shares issued and outstanding;
December 31, 2007: No shares issued or outstanding.	20,506,873	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
December 31, 2008: 9,062,727 shares issued and
7,515,957 shares outstanding; December 31, 2007:
9,062,727 shares issued and 7,610,017 shares outstanding.	90,628	90,628
Additional paid-in-capital	67,366,826	67,718,714
Unallocated common stock held by Employee Stock Ownership Plan	(1,064,500)	(1,247,345)
Retained earnings, substantially restricted	36,088,986	36,028,442
Accumulated unrealized loss on securities available-for-sale, net of tax	24,796	(343,491)
Treasury stock of 1,546,770 shares at December 31, 2008, and
1,452,710 shares at December 31, 2007, at cost	(18,293,554)	(18,213,726)
Total stockholders' equity	104,720,055	84,033,222

Total liabilities and stockholders' equity	$817,212,695	$779,140,266

See notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION

Consolidated Statements of Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Interest income
Loans	$37,228,881	$40,679,196	$37,447,545
Interest-bearing bank deposits	156,861	446,743	838,140
Investment securities	1,419,027	2,669,784	1,996,698
Mortgage-backed and related securities	3,802,648	2,939,447	2,636,696
Total interest income	42,607,417	46,735,170	42,919,079

Interest expense
Deposits	17,232,789	22,314,968	18,103,014
Borrowed funds	5,172,961	4,185,148	4,176,204
Total interest expense	22,405,750	26,500,116	22,279,218

Net interest income	20,201,667	20,235,054	20,639,861

Provision for loan losses	3,275,000	1,290,000	1,165,000

Net interest income after provision for loan losses	16,926,667	18,945,054	19,474,861

Noninterest income
Fee income on deposit accounts	3,030,900	2,722,037	2,855,419
Fee income on mortgage banking activities	829,238	990,364	638,080
Fee income on lending activities	383,939	483,983	644,662
Net gain (loss) on sale of securities	284,008	(74,422)	(41,350)
Net gain (loss) on sale of other assets	(119,857)	397,588	110,523
Commissions on sales of financial products	260,053	289,430	253,841
Dividends on FHLB stock	179,962	211,560	221,413
Fair market adjustment on deferred comp. assets	(128,112)	121,815	206,987
Increase in value of bank owned life insurance	765,977	769,467	762,213
Life insurance proceeds, net	-	112,063	-
Other income	532,972	538,537	489,026
Total noninterest income	6,019,080	6,562,422	6,140,814

Noninterest expense
Compensation and benefits	9,964,419	9,728,565	9,393,723
Occupancy	2,659,655	2,648,284	2,614,131
Office supplies expense	231,866	195,016	258,434
Advertising	401,860	521,692	492,133
Professional services	867,102	543,881	550,191
Telephone and communications	258,201	258,885	350,023
Data processing	460,946	413,288	347,043
Deposit insurance	117,313	66,147	65,407
Amortization of intangible assets	512,000	629,000	734,000
Impairment on investment securities	467,790	161,910	-
Merger and restructuring expense	219,515	-	56,628
Other expense	3,064,995	2,728,829	2,681,965
Total noninterest expense	19,225,662	17,895,497	17,543,678

Income before income taxes	3,720,085	7,611,979	8,071,997
Provision for income taxes	638,751	1,947,269	2,617,120
Net income	$3,081,334	$5,664,710	$5,454,877

Earnings per share
Basic earnings per share	$0.42	$0.74	$0.68
Diluted earnings per share	$0.42	$0.73	$0.67

See notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Net income	$3,081,334	$5,664,710	$5,454,877

Items of other comprehensive income (loss):
Items of other comprehensive income (loss), before tax
Unrealized holding losses arising during period	883,337	979,432	919,792
Reclassification adjustment for securities (gains)
losses included in net income	(284,008)	74,422	41,350
Other comprehensive income (loss), before tax	599,329	1,053,854	961,142
Change in deferred income taxes related to changes
in unrealized gains or losses on securities
available for sale	(231,042)	(406,261)	(385,192)
Items of other comprehensive income (loss)	368,287	647,593	575,950

Comprehensive income	$3,449,621	$6,312,303	$6,030,827

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

					Retained	Accumulated
			Additional	Unallocated	Earnings	Unrealized		Total
	Preferred	Common	Paid-In	Common Stock	Substantially	Gains(Losses),	Treasury	Stockholders'
	Stock	Stock	Capital	Held by ESOP	Restricted	net of tax	Stock	Equity

Balance, January 1, 2006	-	90,628	67,049,158	(1,613,033)	30,310,653	(1,567,034)	(10,012,724)	84,257,648

Comprehensive results:
Net income	-	-	-	-	5,454,877	-	-	5,454,877
Other comprehensive results, net of tax	-	-	-	-	-	575,950	-	575,950
Allocation from shares purchased with loan to ESOP	-	-	84,892	182,844	-	-	-	267,736
Repurchase of common stock	-	-	-	-	-	-	(2,624,719)	(2,624,719)
Vesting of Recognition and Retention Plan	-	-	279,816	-	-	-	-	279,816
Stock option expense	-	-	25,194	-	-	-	-	25,194
Exercise of options	-	-	-	-	(322,958)	-	458,751	135,793
Cash dividends declared on common stock	-	-	-	-	(2,411,060)	-	-	(2,411,060)

Balance, December 31, 2006	-	90,628	67,439,060	(1,430,189)	33,031,512	(991,084)	(12,178,692)	85,961,235

Comprehensive results:
Net income	-	-	-	-	5,664,710	-	-	5,664,710
Other comprehensive results, net of tax	-	-	-	-	-	647,593	-	647,593
Allocation from shares purchased with loan to ESOP	-	-	77,844	182,844	-	-	-	260,688
Repurchase of common stock	-	-	-	-	-	-	(6,446,335)	(6,446,335)
Vesting of Recognition and Retention Plan (RRP)	-	-	302,144	-	-	-	-	302,144
Grant of 10,000 shares under RRP	-	-	(128,175)	-	-	-	128,175	-
Stock giveaway (10 shares)	-	-	(126)	-	-	-	126	-
Stock option expense	-	-	27,967	-	-	-	-	27,967
Exercise of options	-	-	-	-	(199,009)	-	283,000	83,991
Cash dividends declared on common stock	-	-	-	-	(2,468,771)	-	-	(2,468,771)

Balance, December 31, 2007	$-	$90,628	$67,718,714	$(1,247,345)	$$ 36,028,442	$(343,491)	$(18,213,726)	$84,033,222

Comprehensive results:
Net income	-	-	-	-	3,081,334	-	-	3,081,334
Other comprehensive results, net of tax	-	-	-	-	-	368,287	-	368,287
Issuance of preferred stock and warrants	20,500,000	-	-	-	-	-	-	20,500,000
Accretion of discount on preferred stock	6,873	-	-	-	(6,873)	-	-	-
Allocation from shares purchased with loan to ESOP	-	-	(44,826)	182,845	-	-	-	138,019
Repurchase of common stock	-	-	-	-	-	-	(1,019,441)	(1,019,441)
Vesting of Recognition and Retention Plan (RRP)	-	-	342,089	-	-	-	-	342,089
Grant of 90,000 shares under RRP	-	-	(720,000)	-	-	-	720,000	-
Stock option expense	-	-	70,849	-	-	-	-	70,849
Exercise of options	-	-	-	-	(154,653)	-	219,613	64,960
Post retirement liability on split dollar arrangements	-	-	-	-	(349,541)	-	-	(349,541)
Cash dividends declared on common stock	-	-	-	-	(2,509,723)	-	-	(2,509,723)

Balance, December 31, 2008	$20,506,873	$90,628	$67,366,826	$(1,064,500)	$$ 36,088,986	$24,796	$(18,293,554)	$104,720,055

See notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Operating Activities
Net Income	$3,081,334	$5,664,710	$5,454,877
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for loan losses	3,275,000	1,290,000	1,165,000
Depreciation	1,111,456	1,159,739	1,330,879
Impairment on investment securities	467,790	161,910	-
Deferred income tax (benefit)	(973,968)	(475,628)	(408,355)
(Gain) loss on sale of investments available-for-sale	(284,008)	74,422	41,350
(Gain) loss on sale of other assets	119,857	(397,588)	(110,524)
Deferred loan origination fees	109,409	87,765	(410,116)
Amortization of intangible assets	512,000	629,000	734,000
Allocation of shares to the ESOP	138,019	260,688	267,736
Stock option expense	70,849	27,967	25,194
Vesting of shares issued for the RRP Plan	342,089	302,144	279,816
(Increase) decrease in interest receivable	645,316	(18,683)	(697,037)
Net (increase) decrease in other operating assets	(3,164,150)	1,183,265	(1,063,582)
Net cash provided by operating activities	5,450,993	9,949,711	6,609,238

Investing Activities
Net increase in loans made to customers	(68,234,484)	(45,748,924)	(42,160,673)
Proceeds from the sale of investment securities	19,206,290	8,675,120	98,300
Proceeds from the sale of mortgage-backed
and related securities	12,485,384	8,299,293	2,236,956
Proceeds from the sale of loans	-	201,820	-
Proceeds from the sale of premises and equipment	330,243	800,792	647,813
Proceeds from sale of REO	537,298	333,788	914,074
Maturities and prepayments of investment securities	2,451,661	19,518,392	13,848,457
Maturities and prepayments of mortgage-backed
and related securities	14,243,713	12,435,674	14,967,504
Purchases of investment securities	(5,769,732)	(9,829,278)	(25,643,486)
Purchases of mortgage-backed and related securities	(34,970,308)	(28,675,766)	(6,940,190)
Purchases (sales) of FHLB stock	(557,200)	(654,700)	502,700
Purchases of premises and equipment	(361,856)	(1,228,756)	(232,149)
Net cash used in investing activities	(60,638,991)	(35,872,545)	(41,760,694)

Financing Activities
Net increase in deposits	(9,276,968)	27,963,051	45,257,970
Dividends to stockholders	(2,509,723)	(2,468,771)	(2,411,060)
Issuance of preferred stock	20,500,000	-	-
Exercise of options	64,960	83,991	135,793
Repurchase of common stock	(1,019,441)	(6,446,335)	(2,624,719)
Post retirement liability on split dollar arrangements	(349,541)	-	-
Increase (decrease) in borrowed money	28,080,773	10,319,832	(9,051,563)
Increase in repurchase agreements	-	-	3,445,221
Increase (decrease) in advances from
borrowers for insurance and taxes	15,617	(10,437)	(32,647)
Net cash provided by financing activities	35,505,677	29,441,331	34,718,995

Net increase (decrease) in cash and cash equivalents	(19,682,321)	3,518,497	(432,461)
Cash and cash equivalents at the beginning of the year	29,739,474	26,220,977	26,653,438
Cash and cash equivalents at the end of the year	$10,057,153	$29,739,474	$26,220,977

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
•
Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina.  The Bank’s principal business activity is offering FDIC-insured deposits to local customers through its 15 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities.  The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  Noninterest income includes fee income generated from deposit and loan accounts, mortgage banking fees, commissions earned from the sale of uninsured investment products, increases in the cash value of bank-owned life insurance policies, net gains (losses) from the sale of assets and other noninterest income items.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, amortization of intangible assets and other noninterest expenses.  Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities. The Bank’s wholly-owned subsidiary, Citizens South Financial Services, Inc. (doing business as Citizens South Investment Services) acts as an independent agent selling various uninsured financial products.  As of December 31, 2008, Citizens South Bank had 15 full-service branch offices in the North Carolina Counties of Gaston, Union, Rowan, and Iredell and the South Carolina County of York.

Basis of Presentation – The accompanying consolidated financial statements include the accounts of Citizens South Banking Corporation, its wholly-owned subsidiary, Citizens South Bank, and the Bank’s wholly-owned subsidiary, Citizens South Financial Services, Inc.  All significant intercompany accounts and transactions have been eliminated. Certain of the prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications are immaterial to the financial statements.

Use of Estimates – The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change in the near future relate to the determination of the allowance for loan losses and the evaluation of other-than-temporary impairment of securities.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, short-term interest-bearing deposits, and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.

Securities – Securities are classified in one of three categories on the date of purchase as follows: 1) available for sale, 2) held to maturity, or 3) trading.  All securities were classified as available for sale by management at the time of purchase.  Securities classified as available-for-sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated stockholders’ equity and as an item of other comprehensive income.  Purchases and sales of securities are recorded on a trade-date basis.  Gains and losses are recognized on a trade-date basis at the time of the sale using the specific identification method.  Declines in the fair value of individual securities below their cost that are considered “other than temporary” result in write-downs of the individual securities to their fair value. The related write-downs are included in the consolidated earnings of the Company. Amortization of premiums and accretion of discounts are included in interest income over the life of the related security, or in the case of mortgage-backed and related securities, the estimated life of the security.

Loans - Loans that management has the intent and ability to hold for the foreseeable future are carried at their principal balance adjusted for any deferred loan fees or expenses. Interest income is earned on the level yield method based on the daily outstanding balance.  Generally, loans are classified as nonaccrual, and the accrual of interest is discontinued, when the contractual payment of principal and interest has become 90 days past due or when, in management’s judgment, principal or interest is not collectible in accordance with the terms of the obligation.  Cash receipts on nonaccrual loans are applied to principal.  The accrual of interest resumes when the loan returns to performing status.  The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis.  Commercial loans are considered to be impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with contractual terms.  Management monitors internally generated reports, including past due reports, payment histories, criticized asset reports, which include loans with historical payment problems or borrowers in troubled industries, as well as other sources of information, such as borrower financial statements, the value of the collateral, etc., to identify impaired loans.  Discounted cash flow analyses or the estimated fair value of collateral are used in determining the fair value of impaired loans.  When the ultimate collectability of the principal balance of an impaired loan is in doubt, cash receipts are applied to principal.  The Company did not have any loans for sale as of December 31, 2008 or 2007.

Allowance for Loan Losses - Management has established a systematic methodology for evaluating the adequacy of the Company’s allowance for loan losses.  The methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired under SFAS 114. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis.  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral.  We increase our allowance for loan losses by charging provisions for loan losses against our current period income.  Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectability.

Concentrations of Credit Risk – The Company makes loans to individuals and small and medium businesses primarily in the Company’s normal lending area which includes the North Carolina Counties of Gaston, Rowan, Union, Mecklenburg, Cabarrus, Lincoln, Cleveland, and Iredell Counties, along with York County, South Carolina.  The Company has a diversified loan portfolio, and the borrowers' ability to repay their loans is not dependent upon any specific economic segment.

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

Goodwill and Other Intangible Assets – Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. In connection with adoption of SFAS No. 142, the Company is required to perform an initial assessment of whether there is an indication that goodwill is impaired. The Company completed its annual impairment tests at December 31, 2008, 2007 and 2006 and determined based on that analysis that goodwill was not impaired.  Goodwill is tested for impairment annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company had no goodwill related to acquisitions initiated prior to July 1, 2001, or other intangible assets recorded prior to the adoption of the provisions of SFAS No. 142 whose carrying amounts or amortization were changed by the adoptions of the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.  In accordance with SFAS No. 142 the Company’s core deposit intangibles, are amortized over their estimated useful life of eight years on an accelerated basis.

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

Stock-Based Compensation – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  The primary focus of this statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions.  This Statement is effective for the beginning of the first interim or annual reporting period that begins after December 15, 2005.  In October 2005, the Board of Directors vested all outstanding options that were issued prior to December 31, 2003, to minimize the expense recognized on stock options upon adoption of SFAS No. 123(R) in January 1, 2006.  As a result, the expected additional compensation that would have been recognized during the year ended December 31, 2006, was reduced from approximately $124,000 to $25,194.   Compensation expense related to the adoption of SFAS No. 123(R) amounted to $27,967 for the year ended December 31, 2007 and $70,849 for the year ended December 31, 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:  dividend yield of 3.50%, expected volatility of 35%, a risk-free interest rate of 3.5%, and expected lives of six years for the options.

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that could have a significant impact the accounting, reporting, and/or disclosure of financial information by the Company.

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” was adopted by the Company on January 1, 2008, for financial assets and liabilities. In accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009.   SFAS No. 157 provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements This Statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company has not elected the fair value option for liabilities.  Available-for-sale securities are recorded at fair value on a recurring basis.   Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting for these other assets.  The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008.  FSP No. SFAS 157-3 became effective immediately and did not significantly impact the methods by which the Corporation determines the fair values of its financial assets.

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
Level 3:               Unobservable inputs.

Financial instruments measured at fair value on a recurring basis include the following:

Securities Available for Sale - Securities available-for-sale are recorded at fair value on at least a monthly basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 fair value is used for those securities traded on an active exchange and U.S. Treasury securities that are traded by broker/dealers in an active over-the-counter market and money market funds.  As of December 31, 2008, the Company did not have any securities that were valued using Level 1. Securities valued using Level 2 include mortgage-backed securities issued by government-sponsored enterprises ($80.3 million), municipal bonds ($25.8 million), and bonds issued by government agencies ($503,000).  Securities valued using Level 3 include equity securities that are not actively traded on an active exchange ($715,000), investments in closely held subsidiaries ($464,000) and asset-backed securities traded in less liquid markets ($1.4 million).  The fair value measurement as of December 31, 2008, for investment securities available-for-sale is summarized below:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities available for sale	$-	$106,583	$2,597	$109,180

Certain financial instruments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial instruments measured at fair value on a non-recurring basis include the following:

Impaired Loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected to come from the sale of the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. During 2008, certain impaired loans were identified and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. As of December 31, 2008, management identified 11 loans totaling $5.9 million that were considered to be impaired.  All of the impaired loans were determined to have credit losses in amounts ranging from $15,000 to $215,000.  These credit losses amounted to $871,000 resulting in a total recorded investment of $5.0 million for these impaired loans.  Interest income recognized on these 11 loans after they were determined to be impaired was not material in 2008.   Future interest income on impaired loans will be recognized only if the loan is not in excess of 90 days delinquent and not on nonaccrual status.  Payments received on those loans that are on nonaccrual status will be applied as a direct reduction of principal and no income will be recognized until the loan has been repaid or has been placed back on accrual status.

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

In September 2006, the Emerging Task Force (“ETF”) reached a consensus on EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Upon the adoption of EITF 06-4 on January 1, 2008, the Company recorded a liability, net of applicable income taxes, of $350,000. This liability was recorded as a reduction of retained earnings. Thereafter, changes in the liability will be reflected in operating results.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS No. 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115, permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 became effective for the Corporation on January 1, 2008, and did not have a significant impact on the Corporation’s financial statements (see Note 15 - Fair Value of Financial Instruments).

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Corporation on January 1, 2009, and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Corporation’s financial statements.

Note 2 - Participation in U.S. Treasury Capital Purchase Program (“CPP”)

On December 12, 2008, Citizens South Banking Corporation entered into a Letter Agreement (the "Purchase Agreement") with the United States Department of the Treasury ("U.S. Treasury") pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the "Series A Preferred Stock"), having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant (“the Warrant”) to purchase 428,870 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), at an exercise price per share of $7.17.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. Based on the original Purchase Agreement, the Company could not redeem the Series A Preferred Stock during the first three years except with the proceeds from a qualified equity offering.  After three years, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. Subsequent to the execution of the Purchase Agreement, legislation was passed which allowed the repayment of the Series A Preferred Stock to be repaid at any time from non-equity sources.  The Series A Preferred Stock is generally non-voting. Prior to December 12, 2011, and unless the Company has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, the approval of the U.S. Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement.   In addition the U.S. Treasury placed certain restrictions on the amount and type of compensation that can be paid to certain senior level executives of the Company.

The Warrant has a ten-year term and is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company's common stock, and upon certain issuances of the Company's common stock at or below a specified price relative to the then current market price of the Company's common stock. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more "qualified equity offerings," the number of shares of common stock issuable pursuant to the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments. Pursuant to the Purchase Agreement, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.  Both the Series A Preferred Stock and Warrant will be accounted for as components of Tier 1 capital.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register for resale the Series A Preferred Stock, the Warrant and the shares of common stock underlying the Warrant (the "Warrant Shares") if and when requested to do so in writing by the U.S. Treasury. Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that the U.S. Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the date on which the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more "qualified equity offerings" and December 31, 2009.

Note 3 - Securities

The book value and estimated fair values, as well as gross unrealized gains and losses, of investment securities and mortgage-backed and related securities, available for sale, as of December 31, 2008 and 2007, were as follows:

	December 31, 2008
	Book Value	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities:
U.S. government agency bonds	$500,000	$2,770	$-	$502,770
Municipal bonds	26,959,201	90,967	(1,245,513)	25,804,655
Corporate bonds	1,500,000	-	(450,000)	1,050,000
Trust preferred securities	547,843	-	(179,389)	368,454
Other equity securities	1,256,463	18,600	(96,170	1,178,893
Total investment securities	$30,763,507	$112,337	$(1,971,072)	$28,904,772

	December 31, 2008
	Book Value	Unrealized Gains	Unrealized Losses	Fair Value

Mortgage-backed and related securities:
Fannie Mae	$62,205,927	$1,525,240	$(117,079)	$63,614,088
Freddie Mac	13,546,669	399,261	(4,848)	13,941,082
Ginnie Mae	2,623,566	104,807	(8,295)	2,720,078
Total mortgage-backed and related securities	$78,376,162	$2,029,308	$(130,222)	$80,275,248

	December 31, 2007
	Book Value	Unrealized Gains	Unrealized Losses	Fair Value
Investment Securities:
U.S. government agency bonds	$11,499,539	$12,662	$(38,486)	$11,473,715
Municipal bonds	31,783,351	140,516	(627,832)	31,296,035
Corporate bonds	1,500,000	-	(46,500)	1,453,500
Trust preferred securities	1,000,000	-	(14,500)	985,500
Other equity securities	1,211,258	98,560	-	1,309,818
Total investment securities	$46,994,148	$251,738	$(727,318)	$46,518,568

	December 31, 2007
	Book Value	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed and related securities:
Fannie Mae	$41,927,008	$114,261	$(307,883)	$41,733,386
Freddie Mac	24,922,944	219,854	(130,051)	25,012,747
Ginnie Mae	3,126,360	23,876	(3,455)	3,146,781
Total mortgage-backed and related securities	$69,976,312	$357,991	$(441,389)	$69,892,914

The book value and estimated fair value of debt securities, available for sale at December 31, 2008, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Book Value	Fair Value
Investment Securities:
Due in one year or less	$450,028	$451,125
Due after one year through five years	2,193,691	2,222,841
Due after five years through ten years	4,216,196	3,808,360
Due after ten years	22,647,129	21,243,553
Equities	1,256,463	1,178,893
Total investment securities	$30,763,507	$28,904,772
Mortgage-backed and related securities	$78,376,162	$80,275,248

Gross realized gains on the sale of securities available for sale were $410,195, $81,524, and $92,964 for the years ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively.  Gross realized losses on the sale of securities available for sale were $126,188, $155,946, and $134,314 for the years ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively.  After-tax net gains (losses) on the sale of securities were $174,523, ($45,732), and ($25,409) for the years ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

As of December 31, 2008, investment securities having a carrying amount of $12,737,434 have been pledged as collateral to secure public deposits, $11,987,933 have been pledged as collateral for retail repurchase agreements, $30,207,676 have been pledged as collateral for wholesale repurchase agreements, $325,000 have been pledged as collateral for Federal Reserve Bank Treasury Tax and Loan deposits, and $6,406,945 have been pledged as collateral for borrowings.

Interest earned from municipal securities, which is exempt from income taxes, for the past three years were $1,175,136, $1,382,458, and $516,358 for the years ending December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

The unrealized losses and fair value of the investments by investment type segregated between those that have been in a continuous unrealized loss position for less than twelve months and more than twelve months at December 31, 2008, and December 31, 2007, are as follows:

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. government agency bonds	$-	$-	$-	$-	$-	$-

Municipal bonds	13,111,002	(552,863)	3,402,313	(692,650)	16,513,315	(1,245,513)

Corporate bonds	-	-	1,050,000	(450,000)	1,050,000	(450,000)

Trust preferred securities	368,454	(179,389)	-	-	368,454	(179,389)

Other equity securities	167,667	(96,170)	-	-	167,667	(96,170)

Mortgage-backed and related securities	5,701,374	(55,451)	4,177,481	(74,771)	9,878,855	(130,222)

Total temporarily impaired securities	$19,348,497	$(883,873)	$8,629,794	$(1,217,421)	$27,978,291	$(2,101,294)

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. government agency bonds	$-	$-	$6,461,053	$(38,486)	$6,461,053	$(38,486)

Municipal bonds	18,855,607	(600,096)	2,552,800	(27,736)	21,408,407	(627,832)

Corporate bonds	-	-	1,453,500	(46,500)	1,453,500	(46,500)

Trust preferred securities	-	-	985,500	(14,500)	985,500	(14,500)

Other equity securities	-	-	-	-	-	-

Mortgage-backed and related securities	2,994,589	(6,932)	28,737,077	(434,457)	31,731,666	(441,389)

Total temporarily impaired securities	$21,850,196	$(607,028)	$40,189,930	$(561,679)	$62,040,126	$(1,168,707)

Management considers all of the unrealized losses that have been outstanding for 12 or more months to be temporary impairments since the unrealized losses are primarily due to changes in interest rates and not due to the issuer’s ability to honor their obligations.  Management has the ability and intent to hold these securities until they are no longer considered to be impaired, which may be maturity.

Note 4 - Loans and Allowance for Loan Losses

The following is a summary of loans outstanding by category at December 31:

	2008	2007
Real estate:
One-to-four family residential	$84,777,203	$78,572,380
Multi-family residential	23,359,180	19,717,641
Construction	71,453,665	90,948,598
Nonresidential	298,255,280	254,781,774
Commercial	34,451,110	33,582,788
Consumer	114,286,742	82,362,726
Gross loans	626,583,180	559,965,907
Less:
Deferred loan fees, net and other items	(104,631)	9,932
Allowance for loan losses	8,025,880	6,144,119
Net loans	$618,661,931	$553,811,856

The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis. Commercial loans individually evaluated and considered impaired under SFAS No. 114.  At December 31, 2008, management determined that impaired loans totaled $5.9 million.  At December 31, 2007, the total of impaired loans were immaterial.

Changes in the allowance for loan losses for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 were as follows:

	2008	2007	2006
Balance at beginning of year	$6,144,119	$5,763,923	$5,102,304
Provision for loan losses	3,275,000	1,290,000	1,165,000
Loans charged off	(1,460,145)	(1,253,619)	(523,022)
Recoveries on loans previously charged off	66,906	343,815	19,641
Allowances acquired in acquisition	-	-	-
Balance at end of year	$8,025,880	$6,144,119	$5,763,923

Directors, executive officers, and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business.  As a matter of policy, these loans and lines of credit are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements available to the general public.  The aggregate amounts of these loans were $8,536,105 and $8,077,988 at December 31, 2008 and 2007, respectively.  During the year ended December 31, 2008, new loans of $2,247,528 were made and payments totaled $1,818,638. During the year ended December 31, 2007, new loans of $8,647,678 were made and payments totaled $6,336,287.

The Bank held no loans for sale at December 31, 2008 and 2007.

Note 5 - Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

	2008	2007
Land	$4,999,661	$5,371,888
Buildings	13,290,033	13,437,635
Leasehold Improvements	286,035	268,728
Land Improvements	285,195	286,424
Furniture and equipment	5,062,350	4,620,676
Premises and equipment	23,923,274	23,985,351
Less: accumulated depreciation	7,089,330	6,020,441
Premises and equipment, net	$16,833,944	$17,964,910

Note 6 – Bank Owned Life Insurance

The Company owns bank-owned life insurance to fund certain employee benefit plans.  No purchases of bank-owned life insurance were made during the years ended December 31, 2008, and December 31, 2007.   The bank-owned life insurance policies are recorded in other assets at their cash surrender values of $16,812,367 and $16,099,371 at December 31, 2008 and 2007, respectively.

Note 7 – Goodwill and Other Intangible Assets

The following is a summary of goodwill and other intangible assets at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Core deposit intangible	$4,767,000	$4,767,000
Less: Accumulated amortization	3,883,000	3,371,000
Core deposit intangible, net	884,000	1,396,000
Goodwill	29,641,233	29,641,233
Core deposit intangible, net	$30,525,233	$31,037,233

Amortization expense for intangible assets subject to amortization was $512,000 during the year ended December 31, 2008, $629,000 during the year ended December 31, 2007, and $734,000 during the year ended December 31, 2006. Estimated amortization expense for the next five succeeding years ending December 31 are as follows:

2009	$314,000
2010	$244,000
2011	$176,000
2012	$111,000
2013	$39,000

Note 8 - Deposits

Deposit balances and interest expense and average rates paid for the years ended December 31, 2008, December 31, 2007, and December 31, 2006 are summarized as follows:

	December 31, 2008			December 31, 2007
	Actual Balance	Interest Expense	Average Rate	Actual Balance	Interest Expense	Average Rate
Noninterest-bearing	$44,971,297	$-	-	$43,571,218	$-	-
Interest-bearing checking	77,760,209	1,019,350	1.51%	58,409,636	917,033	1.74%
Money market deposit	103,271,148	2,651,913	2.29	129,687,365	4,908,496	3.89
Savings	10,707,519	42,092	0.36	12,037,608	82,351	0.58
Certificates of deposit	344,777,681	13,519,434	3.93	347,058,995	16,407,088	4.79
Total deposits	$581,487,854	$17,232,789	2.97%	$590,764,822	$22,314,968	3.88%

	December 31, 2006
	Actual Balance	Interest Expense	Average Rate
Noninterest-bearing	$37,762,084	$-	-
Interest-bearing checking	52,778,385	662,072	1.29%
Money market deposit	117,632,286	4,186,931	3.82
Savings	16,026,580	149,807	0.77
Certificates of deposit	338,602,436	13,104,204	4.09
Total deposits	$562,801,771	$18,103,014	3.37%

Contractual maturities of certificates of deposit as of December 31, 2008 and 2007, are as follows:

	2008	2007
Under 1 year	$310,320,849	$319,912,823
1 to 2 years	25,449,746	18,074,932
2 to 3 years	8,120,618	8,050,396
3 to 4 years	593,702	317,539
4 years or greater	292,766	703,305
Total	$344,777,681	$347,058,995

Certificates of deposit in excess of $100,000 totaled $127,767,129 and $132,186,117 at December 31, 2008 and 2007, respectively.  Interest paid on deposits and other borrowings was $22,946,802 for the year ended December 31, 2008, $25,924,506, for the year ended December 31, 2007, and $21,277,860 for the year ended December 31, 2006.

Directors, executive officers, and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business.  Included in such transactions are deposit accounts, all of which were made under normal terms.  The aggregate amount of these deposit accounts was $4,960,839 and $3,426,486 at December 31, 2008 and 2007, respectively.

Note 9 – Borrowed Money

As of December 31, 2008, the Company had $73.6 million in advances from the FHLB of Atlanta that were obtained pursuant to a line of credit.  These advances are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest.  The total amount available on the line of credit is 25% of total assets of the Bank, or approximately $204.3 million.  The unused portion of the line of credit available to the Company at December 31, 2008, was approximately $130.7 million.  These advances had interest rates ranging from 0.46% to 6.25% during 2008 and 1.24% to 6.25% during 2007.  Interest rates on certain FHLB convertible advances may be reset on certain dates at the option of the FHLB in accordance with the terms of the note.  The Bank has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating rate at the time the advance is called by the FHLB.  These convertible advances totaled $25.0 million at December 31, 2008, and $37.0 million at December 31, 2007.

The Company also had $26.0 million in repurchase agreements (“repos”) from JP Morgan Chase Bank, NA (“JP Morgan”) and Citigroup Global Markets, Inc. (“Citi”) at December 31, 2008.  These borrowings are collateralized by various US Government agency investment and mortgage-backed securities in an amount equal to at least 105% of the outstanding amount of the repurchase agreement.   The Company had $6.0 million in repos from JP Morgan and $20.0 million from Citi.  The interest rates on these repos range from 1.50% to 4.48%.  Three repos totaling $11.0 million have fixed rates and fixed maturities.  The remaining four repos, totaling $15.0 million, may be called at the option of the issuer in accordance of the terms of the agreement.

Maturities of borrowed money at December 31 are as follows:

	2008	2007
Borrowed money due:
Less than 1 year	$17,150,000	$17,965,000
1 to 2 years	15,000,000	8,000,000
2 to 3 years	9,500,000	8,000,000
3 to 4 years	27,000,000	1,500,000
4 to 5 years	6,000,000	25,000,000
5 to 10 years	23,000,000	8,000,000
After 10 years	2,000,000	2,000,000
Total borrowed money	$99,650,000	$70,465,000

Note 10 – Subordinated Debt

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

Note 11 - Income Taxes

The provision for income taxes for the years ended December 31 are summarized below:

	2008	2007	2006
Currently payable:
Federal	$1,290,840	$2,008,139	$2,594,290
State	321,879	414,758	431,185
Total current	1,612,719	2,422,897	3,025,475

Deferred:
Federal	(788,291)	(350,238)	(347,236)
State	(185,677)	(125,390)	(61,119)
Total deferred	(973,968)	(475,628)	(408,355)
Total income taxes	$638,751	$1,947,269	$2,617,120

The reasons for the difference between consolidated income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows for the years ended December 31:

	2008	2007	2006
Federal income taxes at statutory rate	$1,264,829	$2,588,073	$2,744,479
Effect of federal tax exempt interest	(444,395)	(389,183)	(151,624)
State income taxes, net of federal benefit	89,894	190,983	244,244
Increase in cash value of life insurance	(251,270)	(314,794)	(237,603)
Other	(20,307)	(127,810)	17,624
	$638,751	$1,947,269	$2,617,120
Effective tax rate	17.2%	25.6%	32.4%

Income taxes paid for the years ended December 31, 2008, 2007, and 2006 were $1,780,412, $3,003,664 and $3,142,078, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2008	2007
Deferred tax assets
Deferred compensation	$1,111,465	$990,616
Unrealized loss on securities available for sale	(17,936)	215,485
Allowance for loan losses	3,099,772	2,342,897
Capital loss carryforward	146,361	282,052
Other	418,252	167,340
Gross deferred tax assets	4,757,914	3,998,390
Deferred tax liabilities
Excess carrying value of assets acquired for financial reporting purposes over tax basis	1,052,904	1,028,041
Deferred loan fees	39,366	194,606
Other	4,634	102,615
Gross deferred tax liabilities	1,096,904	1,325,262
Net deferred tax asset	$3,661,010	$2,673,128

The Company has adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48").  There was no material impact from the adoption of FIN 48.  It is the Bank's policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes.  There were no interest or penalties accrued during the year.  The Company’s 2006 federal tax returns were audited in 2008 with no material impact resulting from the findings of the audit.  The Company's federal and state income tax returns are subject to examination for 2007.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48” provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 was effective retroactively to January 1, 2007 and did not significantly impact the Corporation’s financial statements.

The Company, in accordance with SFAS No. 109, did not record a deferred tax liability of approximately $3.1 million related to the cumulative special bad debt deduction for savings and loan associations recognized for income tax reporting prior to September 30, 1988, Citizens South Bank’s base year.

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

Commitments to extend credit that include both fixed and variable rates as of December 31 are as follows:

	2008	2007
Residential mortgage loan commitments	$5,903,510	$7,160,455
Non-residential mortgage loan commitments	5,934,458	20,987,431
Commercial loan commitments	457,000	6,559,700
Consumer loan commitments	3,242,250	6,840,137
Unused lines of credit:
Commercial	26,424,016	38,120,483
Consumer	78,872,072	71,831,349

The Company also had various leases in place to provide office space for two full-service offices.  The amount paid for this leased office space totaled $455,546 for the year ended December 31, 2008, $370,410 for the year ended December 31, 2007, and $337,897 for the year ended December 31, 2006.  Projected lease payments over the next five years are expected to be $466,000 for 2009, $416,000 for 2010, $379,000 for 2011, $251,000 for 2012, and $261,000 for 2013.

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

The Bank is required to maintain: tangible capital of at least 1.5% of adjusted total assets; core capital of at least 4.0% of adjusted total assets; and total capital of at least 8.0% of risk weighted assets.  At December 31, 2008, the Bank’s tangible capital and core capital were $81,756,000, or 10.40% of tangible assets, and total capital was $88,946,000, or 13.07% of risk-weighted assets.  The Company’s primary regulator, the Office of Thrift Supervision, informed the Bank that it was in the “well-capitalized” category as of the most recent regulatory examination, and management is not aware of any events that have occurred since that would have changed its classification.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)		(Dollars in Thousands)		(Dollars in Thousands)
As of December 31, 2008:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$88,946	13.07%	$54,454	8.00%	$68,068	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	81,756	12.01%	27,227	4.00%	40,841	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	81,756	10.40%	31,450	4.00%	39,312	5.00%
Tangible Capital
(to Adjusted Total Assets)	81,756	10.40%	11,794	1.50%	23,587	3.00%

As of December 31, 2007:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$71,420	11.21%	$50,953	8.00%	$63,691	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	65,276	10.25%	25,477	4.00%	38,215	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	65,276	8.74%	29,890	4.00%	37,362	5.00%
Tangible Capital
(to Adjusted Total Assets)	65,276	8.74%	11,209	1.50%	22,417	3.00%

On May 23, 2002, Citizens South Holdings, MHC approved a Plan of Conversion and Reorganization.  As a result of the conversion, the Bank established a memo liquidation account in an amount equal to its equity at the time of the Conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion.  In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.  As a result, retained earnings are substantially restricted at December 31, 2008 and 2007.

Note 14 - Employee Benefit Plans

The Bank provides supplemental benefits to substantially all employees through a 401(k) savings plan. Eligible participants may contribute up to 75% of eligible compensation, with the Bank providing matching contributions of 50% of employee contributions up to 6% of eligible compensation.  Total expense relating to the employer match on the 401(k) was $193,139 for the year ended December 31, 2008, $171,926 for the year ended December 31, 2007, and $165,524 for the year ended December 31, 2006.  The Board of Directors suspended any employer match for the 401(k) savings plan effective March 1, 2009.  Reinstatement of the employer match will be evaluated on an on-going basis.

The Bank maintains nonqualified deferred compensation and/or supplemental retirement plans for certain of its directors and executive officers. Total expense for the all of these plans was $398,165 for the year ended December 31, 2008, $463,860 for the year ended December 31, 2007, and $423,290 for the year ended December 31, 2006.

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

2003 Recognition and Retention Plan (“2003 RRP”) – Pursuant to resolutions of the Board of Directors of Citizens South Banking Corporation adopted on August 18, 2003, and the subsequent approval by the stockholders of the Company on October 23, 2003, the Company adopted and implemented the Citizens South Banking Corporation 2003 Recognition and Retention Plan with a total of 210,398 shares.  On November 3, 2003, awards of 196,560 shares of restricted stock were made under the 2003 RRP.  All of these shares vest over a seven-year period commencing on the date of the award, at the rate of 30% on November 3, 2003, 10% on January 2, 2004, 10% on November 3, 2005, and 10% per year on November 3 of each year thereafter.  The fair market value of the restricted stock at the time of the grant was $15.04 per share.  During 2008, 17,405 shares vested, 3,000 shares were forfeited and 3,500 shares were granted to employees that will vest over a five-year period, commencing on June 16, 2008, the date of the award, at the rate of 10% on June 16, 2009, 10% on June 16, 2010, 10% on June 16, 2011, 35% on June 16, 2012, and 35% on June 16, 2013.  In addition, 10,000 shares were granted during 2007 with 5-year cliff vesting.  At December 31, 2008, 4,538 restricted shares remained unissued and available for grants under the 2003 RRP.  Total expense for the 2003 RRP amounted to $342,089 in 2008, $302,144 in 2007 and $279,816 in 2006.

1999 Stock Option Plan - On April 12, 1999, the Company’s stockholders approved the Citizens South Bank 1999 Stock Option Plan that provided the issuance of 211,335 options for directors and officers to purchase the Company’s common stock.  Pursuant to the mutual holding company conversion and reorganization completed on September 30, 2002, each share of the $1.00 par value common stock of Citizens South Banking Corporation (the former Federal corporation) was exchanged for 2.1408 shares of $0.01 par value common stock of the Citizens South Banking Corporation (the new Delaware Corporation), which preserved the previous stockholders’ interest in Citizens South Banking Corporation.  Thus, the options for 211,335 shares of common stock in the 1999 Stock Option Plan were exchanged for options for 452,425 shares, with the exercise prices of previously granted options adjusted according to the same ratio. During 2008, there were there were no options granted, 11,768 shares were exercised, and no shares were forfeited under the 1999 Stock Option Plan. All of the 11,768 shares exercised were exercised for cash.  At December 31, 2008, 1,612 options remained unissued and available for grants under the 1999 Stock Option Plan.

2003 Stock Option Plan – Pursuant to resolutions of the Board of Directors of Citizens South Banking Corporation adopted on August 18, 2003, and the subsequent approval by the stockholders of the Company on October 23, 2003, the Company adopted and implemented the Citizens South Banking Corporation 2003 Stock Option Plan with a total of 525,995 options available for award.  On November 3, 2003, the following awards of stock options were made under the 2003 Stock Option Plan: Non-statutory options of 157,020 shares at $15.04 to directors and advisory board members, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee’s board service to the Bank or its predecessor, Gaston Federal Bank (excluding service to the former Citizens Bank, Inc.);  incentive options of 360,000 shares at $15.04 to employees, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee’s employment with the Bank or its predecessor, Gaston Federal Bank (excluding service to the former Citizens Bank, Inc.).  During 2008, there were 5,000 incentive options granted at the market price of the stock on the date of grant to an employee, vesting over a five-year period at 20% per year, commencing on the date of the grant, no reload options were issued, no options were exercised, and 20,000 options were forfeited. At December 31, 2008, 24,475 options remained unissued and available for grants under the 2003 Stock Option Plan.

2008 Equity Incentive Plan – Pursuant to resolutions of the Board of Directors of Citizens South Banking Corporation adopted on April 21, 2008, and the subsequent approval by the stockholders of the Company on May 12, 2008, the Company adopted and implemented the Citizens South Banking Corporation 2008 Equity Incentive Plan with a total of 300,000 shares of common stock available for award pursuant to grants of incentive stock options, non-statutory stock options, and restricted stock awards.  No more than 100,000 shares may be issued as restricted stock awards.  All shares may be issued as incentive stock options.  On June 16, 2008, the following awards were made under the 2008 Equity Incentive Plan:  Non-statutory stock options of 20,000 shares at $8.00 to Company directors and subsidiary bank board members, vesting over a five-year period at 20% per year, commencing on the date of grant, with the first installment vesting one year from the date of grant, or on June 16, 2009, and continuing each anniversary thereafter through June 16, 2013; incentive stock options of 146,000 shares at $8.00 to employees, vesting over a five-year period at 20% per year, commencing on the initial date of the grant, with the first installment vesting one year from the date of grant, or on June 16, 2009, and continuing each anniversary thereafter through June 16, 2013; restricted stock awards of 9,000 shares to Company directors that will vest over a five-year period, commencing on June 16, 2008, the date of the award, at the rate of 10% on June 16, 2009, 10% on June 16, 2010, 10% on June 16, 2011, 35% on June 16, 2012, and 35% on June 16, 2013; and restricted stock awards of 81,000 shares to employees that will vest over a five-year period, commencing on June 16, 2008, the date of the award, at the rate of 10% on June 16, 2009, 10% on June 16, 2010, 10% on June 16, 2011, 35% on June 16, 2012, and 35% on June 16, 2013.  Also during 2008, there were an additional 6,000 incentive stock options granted under the 2008 Equity Incentive Plan to employees at the market price of the stock on the date of the grants, vesting over a five-year period at 20% per year, commencing on the date of the grant; no options were exercised, no options were forfeited; no restricted stock vested; and no restricted stock was forfeited.  At December 31, 2008, 38,000 shares remained unissued and available for grants under the 2008 Equity Incentive Plan, of which 10,000 shares may be issued as restricted stock awards and 28,000 shares may be issued as stock options.

The following is a summary of stock option activity and related information for the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding-
Beginning of period	732,886	$13.09	740,871	$12.95	772,680	$12.22
Granted	177,000	7.98	8,000	12.47	5,894	12.70
Exercised	(11,768)	5.52	(14,985)	5.61	(26,203)	5.61
Forfeited	(20,000)	15.04	(1,000)	12.72	(11,500)	14.68
Outstanding-end of period	878,118	$12.12	732,886	$13.09	740,871	$12.95
Exercisable-end of period	684,618	$13.18	709,586	$13.11	718,971	$12.96
Weighted average fair value of options granted during the period		$2.14		$4.27		$4.35

Exercise prices for options outstanding as of December 31, 2008 and 2007, ranged from $5.605 to $15.06.  The weighted average remaining contractual life of those options was approximately five years at December 31, 2008, and four years at December 31, 2007.

Employee Stock Ownership Plan - The Bank established an Employee Stock Ownership Plan (ESOP) in 1998.  The ESOP is a tax-qualified retirement plan designed to invest primarily in the Company’s common stock.  All full-time employees of the Bank who have completed one year of service with the Bank are eligible to participate in the ESOP.  The ESOP utilized funds borrowed from the Company totaling $1,690,680, to purchase approximately 8%, or 169,068 shares of the Company’s common stock issued in the 1998 Conversion.  The ESOP utilized funds borrowed from the Company totaling $1,051,980 to purchase 105,198 additional shares of the Company’s common stock issued in the 2002 Conversion.  The loans to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 15 years for each loan.  Under the terms of the ESOP, the Bank makes contributions to the ESOP sufficient to cover all payments of principal and interest as they become due.  The 1998 loan had an outstanding balance of $450,847 with an interest rate of 3.25% and $563,559 with an interest rate of 7.25% at December 31, 2008 and 2007, respectively.  The interest rate on the loan is based on the Bank’s prime rate at the end of each calendar year. The 2002 loan had an outstanding balance of $561,056 with an interest rate of 3.25% and $631,188 with an interest rate of 7.25% at December 31, 2008 and 2007, respectively.  Unallocated shares, totaling 123,302 shares at December 31, 2008, are excluded for the calculation of earnings per share.

Shares purchased with the loan proceeds are held in a suspense account by the trustee of the plan for future allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation as described in the plan.  The number of shares released to participants will be determined based upon the percentage of principal and interest payments made during the year divided by the total remaining principal and interest payments including the current year’s payment.  Participants will vest in the shares allocated to their respective accounts over a period not to exceed three years.  Any forfeited shares are allocated to the then-remaining participants in the same proportion as contributions.  As of December 31, 2008, 292,245 shares have been allocated to participants and 123,302 shares remain unallocated.  The fair value of the unallocated shares was $738,579 at December 31, 2008.  The Company recognizes compensation expense attributable to the ESOP ratably over the fiscal year based upon the estimated number of ESOP shares to be allocated each December 31st.  The Company recognized $96,882, $204,442, and $215,287 as compensation expense in the years ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

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

Fair value for repurchase agreements and other borrowed money is based on discounted cash flows using current interest rates.

At December 31, 2008 and 2007, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business.  Fair values of these commitments are based on fees currently charged for similar instruments.  At December 31, 2008 and 2007, the carrying amounts and fair values of these off-balance sheet financial instruments were immaterial.

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

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$9,446,833	$9,446,833	$14,285,431	$14,285,431
Interest-earning bank balances	613,320	613,320	15,454,043	15,454,043
Investments and mortgage-
backed securities	109,180,020	108,750,606	116,411,482	113,367,543
Loans	626,678,811	639,504,997	559,955,975	557,407,196

Financial liabilities:
Deposits	581,487,854	577,8763,493	590,764,822	580,344,322
Repurchase agreements	9,251,093	9,263,419	10,355,320	10,355,320
Borrowed money	115,114,000	118,873,319	85,929,000	87,379,471

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

The only potential stock of the Company as defined in SFAS No. 128, are stock options granted to various directors and officers of the Bank and unvested RRP shares.  At December 31, 2008, the Company excluded 780,697 of the 878,118 outstanding options from the calculation of diluted earnings per share since these options had a strike price in excess of the market value of the stock at December 31, 2008. The following is a summary of the computation of basic and diluted earnings per share for the years ended December 31:

	2008	2007	2006
Net income	$3,081,334	$5,664,710	$5,454,877
Weighted average outstanding shares	7,374,051	7,688,022	8,017,956
Basic earnings per share	$0.42	$0.74	$0.68
Weighted average outstanding shares	7,374,051	7,688,022	8,017,956
Dilutive effect of stock options	18,422	65,917	77,320
Weighted average diluted shares	7,392,472	7,753,940	8,095,276
Diluted earnings per share	$0.42	$0.73	$0.67

The Company had 9,062,727 shares of common stock issued and outstanding as of September 30, 2002.  Since that time, the Company’s Board of Directors has authorized eight stock repurchase plans.  As a result, the Company has repurchased a total of 3,213,911 shares, or 35.5% of the original outstanding shares, at an average price of $13.06 per share.

Note 17 - Parent-Only Financial Information

The earnings of the Bank are recognized by Citizens South Banking Corporation using the equity method of accounting.  Accordingly, undistributed earnings of the Bank are recorded as increases in the Company’s investment in the Bank.  The following are the condensed financial statements of the Company as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006.

Condensed Statements of Financial Condition

	2008	2007

Assets
Cash and cash equivalents	$6,040,667	$995,258
Investment in securities available-for-sale	1,470,716	1,978,950
Investment in subsidiary	112,720,115	96,412,730
Other assets	271,806	166,066
Total assets	$120,503,304	$99,553,004

Liabilities and Stockholders' Equity
Liabilities	$15,783,249	$15,519,783
Stockholders' equity	104,720,055	84,033,221
Total liabilities and stockholders' equity	$120,503,304	$99,553,004

Condensed Statements of Operations

	2008	2007	2006

Interest income	$143,197	$170,784	$151,708
Interest expense	(1,002,752)	(942,530)	(942,530)
Other noninterest income	997	2,273	92,964
Other noninterest expenses	(1,017,717)	(1,058,972)	(755,776)
Loss before income taxes and undistributed earnings from subsidiaries	(1,876,275)	(1,828,445)	(1,453,634)
Income taxes	703,000	703,000	563,000

Loss before undistributed earnings from subsidiaries	(1,173,275)	(1,125,445)	(890,634)
Equity in undistributed earnings of subsidiaries	4,254,609	6,790,155	6,345,511

Net income	$3,081,334	$5,664,710	$5,454,877

Condensed Statements of Cash Flows

	2008	2007	2006
Operating activities
Net income	$3,081,334	$5,664,710	$5,454,877
Adjustments to reconcile net income to net Cash provided by (used in) operating activities:
Gain on sale of investments	-	-	(92,964)
Impairment of investment securities	-	161,910	-
Equity in undistributed earnings of Subsidiaries	(4,254,609)	(6,790,155)	(6,345,511)
Allocation of shares to ESOP	138,019	260,688	267,736
Stock option expense	70,849	27,967	25,194
Vesting of shares issued for the RRP	342,089	302,144	279,816
(Decrease) increase in other operating liabilities	381,931	494,901	(7,234)

Net cash provided by (used in) operating activities	(240,387)	122,165	(418,086)

Investing activities
Proceeds from the sale of investments	-	-	191,014

Net cash provided by investing activities	-	-	191,014

Financing activities
Issuance of preferred stock	20,500,000	-	-
Repurchase of common stock	(1,019,441)	(6,446,335)	(2,624,719)
Contributed capital to bank subsidiary	(15,000,000)	-	-
Dividends received from bank subsidiary	3,250,000	7,500,000	6,000,000
Exercise of options	64,960	83,991	135,793
Dividends to stockholders	(2,509,723)	(2,468,771)	(2,411,060)

Net cash provided by (used in) financing activities	5,285,796	(1,331,115)	1,100,014

Net increase (decrease) in cash and cash equivalents	5,045,409	(1,208,950)	872,942
Cash and cash equivalents, beginning of year	995,258	2,204,208	1,331,266
Cash and cash equivalents, end of year	$6,040,667	$995,258	$2,204,208

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

ITEM 9B.         Other Information

None.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance

The “Proposal I – Election of Directors” section of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2008 Annual Meeting of Shareholders is incorporated herein by reference.  In addition, the Item 1. “Executive Officers of the Registrant” section of the Proxy Statement is incorporated herein by reference.

ITEM 11.         Executive Compensation

The “Proposal I – Election of Directors” section of the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I – Election of Directors” section of the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 13.         Certain Relationships, Related Transactions and Director Independence

The “Proposal I – Election of Directors” section of the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14.         Principal Accountant Fees and Services

The “Proposal I – Election of Directors” section of the Registrant’s Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition - at December 31, 2008 and 2007

(C)	Consolidated Statements of Income - Years Ended December 31, 2008, 2007 and 2006

(D)	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2008, 2007 and 2006

(E)	Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2008, 2007 and 2006

(F)	Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	None.

(b)	Exhibits – set forth below

(c)	Not applicable

Exhibits

3.1
Certificate of Incorporation of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

3.2	Amended Bylaws of Citizens South Banking Corporation

4.1
Form of Common Stock Certificate of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

4.2
Indenture between Citizens South Banking Corporation and Wilmington Trust Company, as trustee, dated October 28, 2005. (Incorporated by reference to the Current Report on Form 8-K (File No. 0-23971), filed with the Commission on November 3, 2005)

4.3
Certificate of Designations of Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on December 16, 2008)

4.4
Warrant to Purchase Common Stock of Citizens South Banking Corporation (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971), filed with the Commission on December 12, 2008)

10.1
Amended and Restated Employment Agreement with Kim S. Price dated November 17, 2008 (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.2
Deferred Compensation and Income Continuation Agreement (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997)

10.3	Employee Stock Option Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997)

10.4	Supplemental Executive Retirement Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951) filed with the Commission on December 22, 1997)

10.5
Amended and Restated Severance Agreement with Gary F. Hoskins dated November 17, 2008 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.6
Amended and Restated Severance Agreement with Paul L. Teem, Jr. dated November 17, 2008 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.7
Amended and Restated Severance Agreement with Michael R. Maguire dated November 17, 2008 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.8
Amended and Restated Severance Agreement with Daniel M. Boyd, IV dated November 17, 2008 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.9
Amended and Restated Severance Agreement with V. Burton Brinson, Jr. dated November 17, 2008. (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.10
Salary Continuation Agreement with Kim S. Price dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.11
Salary Continuation Agreement with Gary F. Hoskins dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.12
Salary Continuation Agreement with Paul L. Teem, Jr. dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.13
Salary Continuation Agreement with Michael R. Maguire dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.14
Salary Continuation Agreement with Daniel M. Boyd, IV dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.15
Salary Continuation Agreement with V. Burton Brinson, Jr. dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.16	Endorsement Split Dollar Agreement with Kim S. Price dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.17
Endorsement Split Dollar Agreement with Gary F. Hoskins dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.18
Endorsement Split Dollar Agreement with Paul L. Teem, Jr. dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.19
Endorsement Split Dollar Agreement with Michael R. Maguire dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.20
Endorsement Split Dollar Agreement with Daniel M. Boyd, IV dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.21
Endorsement Split Dollar Agreement with V. Burton Brinson, Jr. dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.22
Amended Deferred Compensation and Income Continuation Agreement with David W. Hoyle, Sr. dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.23
Amended Deferred Compensation and Income Continuation Agreement with Ben R. Rudisill, II dated March 15, 2005 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.24
Amended Deferred Compensation and Income Continuation Agreement with James J. Fuller dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.25
Amended Deferred Compensation and Income Continuation Agreement with Charles D. Massey dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.26
Amended Director Retirement Agreement with David W. Hoyle, Sr. dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.27
Amended Director Retirement Agreement with Ben R. Rudisill, II dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971, filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.28
Amended Director Retirement Agreement with James J. Fuller dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.29
Amended Director Retirement Agreement with Charles D. Massey dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.30
Amended Director Retirement Agreement with Eugene R. Matthews, II dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.31
Amended and Restated Declaration of Trust among Citizens South Banking Corporation, Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein, dated October 28, 2005 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 3, 2005)

10.32
Citizens South Banking Corporation 2008 Equity Incentive Plan (incorporated herein by reference to the Appendix A of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, filed with the Commission on April 10, 2008)

14	Code of Ethics Policy (incorporated herein by reference to the “Proposal I – Election of Directors” section of the Registrant’s Proxy Statement dated April 3, 2007)

21	Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

23	Consent of Cherry, Bekaert & Holland, L.L.P.

24	Power of Attorney (set forth on signature page)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens South Banking Corporation

Date:	March 16, 2009	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Kim S. Price	By:	/s/ Gary F. Hoskins
	Kim S. Price		Gary F. Hoskins
	President, Chief Executive Officer and		Executive Vice President, Treasurer and
	Director (Principal Executive Officer)		Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ David W. Hoyle	By:	/s/ Ben R. Rudisill, II
	David W. Hoyle		Ben R. Rudisill, II
	Chairman		Vice Chairman

Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ Eugene R. Matthews, II	By:	/s/ Charles D. Massey
	Eugene R. Matthews, II		Charles D. Massey
	Director		Director

Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ James J. Fuller
James J. Fuller
Director

Date:	March 16, 2009