Form 10-Q
period 2009-03-31
CITIZENS SOUTH BANKING CORP
filed 2009-05-14
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports).  Yes ☐ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐   No ☒

As of May 14, 2009, there were 7,517,504 shares outstanding shares of the Registrant’s common stock, $0.01 par value.

Citizens South Banking Corporation
Form 10-Q for the Quarterly Period Ended March 31, 2009

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Citizens South Banking Corporation
Condensed Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$10,877	$9,444
Interest-earning bank balances	22,073	613
Total cash and cash equivalents	32,950	10,057
Investment securities available-for-sale, at fair value	32,562	28,905
Mortgage-backed and related securities available-for-sale, at fair value	82,371	80,275
Loans:
Loans receivable, net of unearned income and deferred fees	635,008	626,688
Allowance for loan losses	(8,730)	(8,026)
Net loans	626,278	618,662
Other real estate owned	1,672	2,601
Premises and equipment, net	16,631	16,834
Accrued interest receivable	2,637	2,609
Federal Home Loan Bank common stock, at cost	4,149	4,793
Bank-owned life insurance	16,981	16,813
Intangible assets	30,444	30,525
Other assets	4,715	5,139
Total assets	$851,390	$817,213

Liabilities and Stockholders’ Equity:
Deposits:
Demand deposit accounts	$136,833	$122,731
Money market deposit accounts	114,061	103,271
Savings accounts	11,144	10,708
Time deposits	366,533	344,778
Total deposits	628,571	581,488
Borrowed money	112,651	124,365
Deferred compensation	4,800	5,413
Other liabilities	705	1,227
Total liabilities	746,727	712,493

Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
20,500 shares issued and outstanding at March 31, 2009 and
December 31, 2008	20,527	20,507
Common stock, $0.01 par value, 20,000,000 shares authorized;
9,062,727 shares issued and 7,515,957 shares outstanding at
March 31, 2009 and December 31, 2008	91	91
Additional paid-in-capital	67,483	67,367
Unallocated common stock held by Employee Stock Ownership Plan	(1,018)	(1,064)
Retained earnings	35,635	36,088
Accumulated other comprehensive income	239	25
Treasury stock of 1,546,770 shares at March 31, 2009 and December 31, 2008	(18,294)	(18,294)
Total stockholders’ equity	104,663	104,720
Total liabilities and stockholders’ equity	$851,390	$817,213

See accompanying notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Interest Income:
Loans	$8,358	$9,601
Investment securities	366	413
Interest-bearing deposits	12	94
Mortgage-backed and related securities	949	864
Total interest income	9,685	10,972

Interest Expense:
Deposits	3,528	5,066
Borrowed funds	1,174	1,119
Total interest expense	4,702	6,185

Net interest income	4,983	4,787
Provision for loan losses	900	345
Net interest income after provision for loan losses	4,083	4,442

Noninterest Income:
Service charges on deposit accounts	747	678
Mortgage banking income	298	203
Other loan fees	58	111
Dividends on FHLB stock	-	62
Income from bank-owned life insurance	186	188
Fair value adjustment on deferred compensation assets	(49)	(14)
Net gain (loss) on sale of assets	(171)	242
Other noninterest income	180	210
Total noninterest income	1,249	1,680

Noninterest Expense:
Compensation and benefits	2,541	2,555
Fair value adjustment on deferred comp. obligations	(49)	(14)
Occupancy and equipment expense	674	674
Professional fees	236	201
Amortization of intangible assets	81	141
FDIC deposit insurance	103	17
Valuation adjustment on other real estate owned	125	-
Restructuring expenses	-	220
Impairment of securities	123	-
Other noninterest expense	1,103	1,088
Total noninterest expense	4,937	4,882

Net income before income taxes	395	1,240
Income tax expense (benefit)	(61)	270
Net income	456	970
Dividends on preferred stock	253	-

Net income available for common stockholders	$203	$970

Net income per common share:
Basic	$0.03	$0.13
Diluted	$0.03	$0.13
Weighted average common shares outstanding:
Basic	7,392,742	7,406,656
Diluted	7,392,742	7,447,544

See accompanying notes to condensed consolidated financial statements.

 Citizens South Banking Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008

Preferred stock, $0.01 par value:
At beginning of period	$20,507	$-
Accumulated discount on preferred stock	20	-
At end of period	20,527	-

Common stock, $0.01 par value:
At beginning of period	$91	$91
Issuance of common stock	-	-
At end of period	91	91

Additional paid-in-capital:
At beginning of period	67,367	67,718
Vesting of shares for Recognition and Retention Plan	90	77
Stock-based compensation expense	26	8
At end of period	67,483	67,803

Unallocated common stock held by ESOP:
At beginning of period	(1,064)	(1,247)
Allocation from shares purchased with loan from ESOP	46	45
At end of period	(1,018)	(1,202)

Retained earnings, substantially restricted:
At beginning of period	36,088	36,028
Net income	203	970
Accumulated discount on preferred stock	(20)	-
Stock options exercised	-	(127)
Dividends paid	(636)	(603)
At end of period	35,635	36,268

Accumulated unrealized loss on securities available for sale, net of tax:
At beginning of period	25	(343)
Other comprehensive income	214	793
At end of period	239	450

Treasury stock:
At beginning of period	(18,294)	(18,214)
Stock options exercised	-	181
Repurchase of common stock	-	(676)
At end of period	(18,294)	(18,709)

See accompanying notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$203	$970
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	900	345
Depreciation	280	276
Impairment on equity investment	123	-
Net gain on sale of investment securities	-	(83)
Net gain on sale of mortgage-backed securities	-	(159)
Net loss on sale of other real estate owned	172	-
Writedown on other real estate owned	125	-
Deferred loan origination fees	10	11
Allocation of shares to the ESOP	46	45
Stock based compensation	26	8
Vesting of shares for the Recognition and Retention Plan	90	77
Increase (decrease) in accrued interest receivable	(28)	546
Amortization of intangible assets	81	141
Increase in other assets	(28)	(3,249)
Decrease in other liabilities	(1,270)	(218)
Net cash provided by (used in) operating activities	730	(1,290)

Cash flows from investing activities:
Net increase in loans	(8,527)	(12,055)
Proceeds from the sale of investment securities	-	13,402
Proceeds from the sale of mortgage-backed securities	-	12,535
Proceeds from the sale of premises and equipment	6	-
Proceeds from the sale of other real estate owned	782	-
Maturities and prepayments of investment securities	1,051	1,541
Maturities and prepayments of mortgage-backed securities	3,731	3,612
Purchases of investments	(5,210)	-
Purchases of mortgage-backed securities	(5,100)	(15,042)
(Purchases) sale of FHLB stock	644	(44)
Capital expenditures for premises and equipment	(83)	(91)
Net cash provided by (used in) investment activities	(12,706)	3,858

Cash flows from financing activities:
Net increase (decrease) in deposits	47,084	(8,198)
Net increase (decrease) in borrowed money	(11,714)	5,040
Dividends paid	(636)	(603)
Issuance of common stock for options	-	54
Repurchase of common stock	-	(676)
Increase in advances from borrowers for insurance and taxes	135	150
Net cash provided by (used in) financing activities	34,869	(4,233)

Net increase (decrease) in cash and cash equivalents	22,893	(1,665)
Cash and cash equivalents at beginning of period	10,057	29,739

Cash and cash equivalents at end of period	$32,950	$28,074

See accompanying notes to condensed consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Citizens South Banking Corporation (the “Company”) and its wholly-owned subsidiary, Citizens South Bank (the “Bank”).  The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements and should therefore be read in conjunction with the Company’s Annual Report on Form 10-K for December 31, 2008.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  Actual results could differ from those estimates.

In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements as of and for the three-month periods ended March 31, 2009 and 2008 have been included.  All significant intercompany transactions have been eliminated in consolidation.  Certain amounts reported in prior periods have been reclassified to conform to the current presentation.  Such reclassifications had no effect on total assets, net income, or stockholders equity as previously reported.  Results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2009.

The condensed consolidated balance sheet at December 31, 2008, was derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 - Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS No. 157 became effective beginning January 1, 2008, and did not have a material effect on the Company’s financial condition, results of operations or cash flows. In February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued that delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition, results of operations, or cash flows.  See Note 3. – Fair Value Measurements for additional information.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 was effective for the Company on January 1, 2009.  The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.

Also in December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB No. 141.” SFAS No. 141R replaces SFAS No. 141, “Business Combinations,” and applies to all transaction and other events in which one entity obtains control over one or more other businesses.  SFAS No. 141R requires an acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets apart from goodwill.  The revised standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will apply the provisions of SFAS No. 141R to any business acquisition which occurs on or after the date the standard becomes effective.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.”  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice.  The application of SFAS No. 162 is not expected to have an effect on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial statements.

Note 3 – Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 which provides a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.  This Statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  An orderly transaction is a transaction that assumes exposure to the market for a sufficient period prior to the measurement date to allow for marketing activities that are usual and customary for such transactions.  Market participants are buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.  SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the Company’s assumptions (unobservable inputs).  SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors.  Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.  Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company has not elected the fair value option for liabilities.  Investment securities, available-for-sale, are recorded at fair value on a recurring basis.  Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate owned.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting for these other assets.  The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008.  SFAS No. 157-3 became effective immediately and did not significantly impact the methods by which the Corporation determines the fair values of its financial assets.

In accordance with SFAS No. 157, when measuring fair value, the Company uses valuation techniques that are appropriate and consistently applied.  A fair value hierarchy is used based on the markets in which the assets are traded and the reliability of the assumptions used to determine the fair value.  These levels are as follows:

Level 1: Valuations are based on quoted prices in active markets for identical instruments.

Level 2: Valuations that are derived from readily available pricing sources for market transactions involving similar types of instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

 Level 3: Valuations are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques and not based on market exchange or broker traded transactions.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an instrument falls in the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter and based on various factors, it is possible that an instrument may be classified differently from quarter to quarter.  However, the Company expects that changes in classifications between levels will be limited.

Investment Securities, Available-for-Sale – Investment securities available-for-sale are recorded at fair value on at least a monthly basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 fair value is used for those securities traded on an active exchange, U.S. Treasury securities that are traded by brokers or dealers in an active over-the-counter market, and money market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds, and corporate debt securities.  Securities valued using Level 3 include equity securities that are not actively traded on an active exchange, investments in closely held subsidiaries, and asset-backed securities traded in less liquid markets.

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as being impaired, management measures the impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current certified appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2009
Investment securities, available-for-sale	$-	$112,688	$2,245	$114,933

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2009
Impaired loans	$-	$10,465	$2,238	$12,703
Other real estate owned	$-	$1,672	$-	$1,672

Note 4 – Computation of Earnings per Share

The Company is required to report both basic and diluted earnings per share (“EPS”).  Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income available to common stockholders by the sum of the weighted average number of common shares outstanding for the period and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options.  In determining the number of shares of potential common stock, the treasury stock method was applied.  The treasury method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

For the three month periods ended March 31, 2009 and 2008, options to purchase 958,118 shares and 602,290 shares, respectively, were excluded from the calculation of diluted earnings per share because the option price exceeded the average closing price of the associated shares of common stock during the respective periods.

The following table provides a computation and reconciliation of basic and diluted EPS for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share amounts)

Income available to common stockholders – basic and diluted	$203	$970

Shares used in the computation of EPS:
Weighted average number of shares outstanding	7,392,742	7,406,656
Incremental shares from assumed exercise of stock options	-	40,888
Weighted average number of shares outstanding - diluted	7,392,742	7,447,544

Diluted EPS	$0.03	$0.13

Note 5 – Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)

Net income	$203	$970
Other comprehensive income:
Items of other comprehensive income, before tax
Unrealized gains arising during period	348	1,533
Reclassification for realized losses included in net income	-	(242)
Other comprehensive income, before tax	348	1,291
Tax benefit	(134)	(498)
Other comprehensive income	214	793
Total comprehensive income	$417	$1,763

Note 6 – Commitments to Extend Credit

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

Commitments to extend credit that include both fixed and variable rates are as follows:

	March 31, 2009	December 31, 2008
Loan commitments:	(Dollars in thousands)
Residential mortgage loans	$7,126	$5,904
Non-residential mortgage loans	15,271	5,934
Commercial loans	290	457
Consumer loans	3,227	3,242
Total loan commitments	$25,914	$15,537
Unused lines of credit:
Commercial	$20,237	$26,424
Consumer	76,587	78,872
Total unused lines of credit	$96,824	$105,296

Note 7 – Dividend Declaration

On April 20, 2009, the Board of Directors of the Company approved and declared a regular cash dividend of four cents ($0.04) per share of common stock to stockholders of record as of May 1, 2009, payable on May 15, 2009. The Company has paid cash dividends in each of the 44 quarters since the Company’s conversion to public ownership.  This dividend represents a decrease from the eight and one half cent ($0.085) dividend paid in the previous quarter.  After careful consideration, the Board of Directors of the Company determined that reducing the dividend was in the long-term best interest of the Company and its stockholders for the following reasons:

1)
This action represents a non-dilutive method to retain capital at a time when the capital markets are essentially closed to community banks.  We anticipate that this action will preserve approximately $1.4 million for the Company on an annualized basis.

2)	This action positions the Company to take advantage of organic and strategic growth opportunities that are becoming increasingly abundant in this market.

3)	This action enhances the Company’s flexibility for repayment of the U.S. Treasury Department’s preferred stock investment in the Company through the Capital Purchase Program.

Note 8 – Stock Repurchase Program

In June 2008, the Board of Directors of the Company authorized the repurchase of up to 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of March 31, 2009, the Company had repurchased a total of 9,476 shares at an average price of $7.91 per share and had 190,524 shares remaining to be repurchased under the plan.  On December 12, 2008, the Company entered into a Letter Agreement with the United States Department of the Treasury ("U.S. Treasury") pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant to purchase 428,870 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $7.17.  As a condition for issuing the preferred stock, the U.S. Treasury limited the Company’s ability to repurchase common stock of the Company and increase its dividend payments to stockholders without receiving prior approval from the U.S. Treasury.   As a result, future repurchases of Company common stock are not anticipated for 2009.

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

Executive Summary

Citizens South Banking Corporation is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank").  The Company’s principal business activities are overseeing and directing the business of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The shares of common stock of the Company trade on the Nasdaq Global Market under the ticker symbol “CSBC.”  Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina.  The Bank’s principal business activity is offering FDIC-insured deposits to local customers through its 15 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities.  The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  Noninterest income includes fee income generated from deposit and loan accounts, mortgage banking fees, commissions earned from the sale of uninsured investment products, increases in the cash value of bank-owned life insurance policies, net gains (losses) from the sale of assets and other noninterest income items.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, amortization of intangible assets and other noninterest expenses.  Results of operations are also significantly affected by local economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

The following discussion is provided to assist in understanding and evaluating the Company’s results of operations and financial condition and is designed to provide a general overview of the Company’s performance for the three-month periods ended March 31, 2009 and 2008.  Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the condensed consolidated financial statements and related notes.  Financial highlights for the comparable periods are presented in the following table.

Financial Highlights: (unaudited)	Three months ended		Three months ended
(Dollars in thousands, except per share data)	March 31, 2009		March 31, 2008		% Change
Summary Income Statement:
Interest income – taxable equivalent	$9,829		$11,096		(11.4	) %
Interest expense	4,702		6,185		(24.0)
Net interest income – taxable equivalent	5,127		4,911		4.4
Less: Taxable-equivalent adjustment	144		124		16.1
Net interest income	4,983		4,787		4.1
Provision for loan losses	900		345		160.9
Noninterest income	1,249		1,680		(25.7)
Noninterest expense	4,937		4,882		1.1
Income tax expense (benefit)	(61)		270		(122.6)
Net income	456		970		53.0
Dividends on preferred stock	253		-		NM
Net Income available to common stockholders	203		970		79.1

Per Common Share Data:
Earnings:
Basic	$0.03		$0.13		(76.9	) %
Diluted	0.03		0.13		(76.9)
Cash dividends paid	0.085		0.08		6.3
Book value	11.19		11.21		(0.2)
Tangible book value	7.14		7.12		0.3
Weighted average shares:
Basic	7,392,742		7,406,656		(0.2)
Diluted	7,392,742		7,447,544		(0.8)
End of period shares outstanding	7,515,957		7,552,644		(0.5)

Performance Ratios:
Return on average assets	0.10%		0.50%		(80.0	) %
Return on average common stockholders’ equity	0.98		4.61		(78.7)
Net interest margin – taxable equivalent	2.81		2.89		(2.8)
Efficiency ratio	79.22		75.49		4.9
Noninterest expense to average assets	2.38		2.52		(5.6)

Credit Quality Data:
Nonperforming loans	$6,267		$2,477		153.1%
Nonperforming assets	7,939		3,006		164.1
Nonperforming loans to total loans	0.98%		0.43%		127.9
Nonperforming assets to total assets	0.93		0.39		138.5
Nonperforming assets to total loans and OREO	1.25		0.53		135.9
Net charge-offs	196		62		216.1
Net charge-offs to average loans	0.03		0.01		200.0
Allowance for loan losses	8,730		6,427		35.8
Allowance for loan losses to total loans	1.37		1.12		22.3
Allowance for loan losses to nonperforming loans...	1.39	x	2.54	x	(46.3)

Average Balances:
Total assets	$829,319		$774,030		7.14%
Loans, net of unearned income	626,722		567,039		10.53
Interest-earning assets	740,404		680,566		8.79
Deposits	593,166		579,802		2.30
Interest-bearing liabilities	692,789		636,875		8.78
Stockholders’ equity	104,884		84,568		24.02

At Period End:
Total assets	$851,390		$776,583		9.63%
Loans, net of unearned income	635,008		571,938		11.03
Interest-earning assets	765,747		685,977		11.63
Deposits	628,571		582,567		7.90
Interest-bearing liabilities	696,085		642,115		8.41
Stockholders’ equity	104,663		84,701		23.57

NM = Not Meaningful

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

Other-Than-Temporary Impairment of Securities.  On at least a quarterly basis management reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  In November 2007, the FASB issued Staff Position (“FSP”) FAS No. 115-1 and FAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in this FSP amended SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FAS No. 124,”Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.”

Based on management’s ongoing evaluation of its investment portfolio effective March 31, 2009, management determined that a $123,000 impairment on two equity investments was other-than-temporary.  The first equity investment was determined to have a $71,000 impairment on the Company’s $161,000 of common stock in its correspondent bank.   Management determined that the impairment was other-than-temporary because the correspondent bank is under a regulatory directive to raise additional capital due to credit losses in its loan portfolio. Its ability to raise additional capital and comply with the regulatory directive was uncertain as of March 31, 2009.  The Company’s remaining equity investment in the correspondent bank was $92,000 after the recognition of the impairment.  Subsequent to March 31, 2009, the correspondent bank was placed into receivership by the federal regulators.  This will likely result in an other-than-temporary impairment of the remaining $92,000 investment during the second quarter of 2009.   The other equity investment was determined to have a $52,000 impairment on the Company’s $144,000 of common stock in a closely held trust company.  Management determined that the impairment was other-than-temporary due to declining asset balances under management and lack of growth in new customers.  The Company’s remaining investment in the trust company was $92,000 as of March 31, 2009, after the recognition of the impairment.  In accordance with SFAS No. 157, “Fair Value Measurements,” the Company uses valuation techniques that are appropriate and consistently applied.  A fair value hierarchy is used to prioritize valuation inputs into the following three levels to determine fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than the quoted prices included in Level 1.

Level 3: Unobservable inputs.

Due to the lack of liquidity for both of these equity investments, the security was valued using Level 3.  The fair values were prepared based on the Company’s most recent capital position and total common shares outstanding based on information prepared by the individual companies.

Effective March 31, 2009, management evaluated the Company’s investment portfolio and determined that all other unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future.  The Company has the ability to hold these investments to maturity if necessary in order to recover any temporary losses that may presently exist.  As a result, management did not consider any additional unrealized losses as “other-than-temporary” as of March 31, 2009.

Comparison of Financial Condition

Assets.  Total assets of the Company increased by $34.2 million, or 4.2%, from $817.2 million at December 31, 2008, to $851.4 million at March 31, 2009.  This increase was primarily due to a $21.5 million increase in interest-earning bank balances, an $8.3 million increase in loans, a $3.6 million increase in investment securities and a $2.1 million increase in mortgage-backed securities (“MBS”).  These increases were partly offset by a $929,000 decrease in other real estate owned and a $644,000 decrease in Federal Home Loan Bank stock.

Interest-earning bank balances increased by $21.5 million from $613,000 at December 31, 2008, to $22.1 million at March 31, 2009.  This increase was primarily attributable to strong deposit growth of $47.1 million during the first quarter of 2009.  Management expects that the level of interest-bearing bank balances will be substantially reduced in the second quarter of 2009 as the excess liquidity from this rapid deposit growth are invested in higher yielding loans and investment securities.

During the quarter ended March 31, 2009, loans receivable increased by $8.3 million, or 1.3%, to $635.0 million.  The growth in loans was primarily comprised of a $19.7 million, or 6.1%, increase in commercial real estate loans, a $4.4 million, or 12.9%, increase in commercial business loans, and a $1.4 million, or 1.2%, increase in consumer loans.  These increases were partly offset by a $3.7 million, or 4.4%, decrease in permanent one-to-four family residential loans and a $24.2 million, or 33.8%, decrease in construction loans. The large decrease in construction loans was primarily due to the reclassification of several larger commercial projects which converted from construction status to permanent status during the quarter.  Loan production amounted to $26.1 million during the first quarter of 2009 as compared to $68.5 million during the first quarter of 2008.  The economy in the Charlotte region continued to slow during the first quarter of 2009, but remains stronger than most other large metropolitan areas of the country.  However, the slowdown in housing starts and demand for commercial real estate has resulted in decreased loan demand.  A continued slowdown in the local economy would have a negative impact on the Company’s ability to increase the current level of loan growth. Management will seek to continue to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even if the local economy continues to slow.

During the three-month period ended March 31, 2009, investment securities increased by $3.7 million, or 12.7%, to $32.6 million.  The increase in investment securities was primarily due to the purchases of $5.2 million in securities with funds generated from excess liquidity generated from deposit growth during the quarter.  These purchases were partly offset by normal maturities of $1.1 million, a $379,000 increase in unrealized losses on investments available-for-sale, and a $123,000 other-than-temporary impairment.  MBS increased $2.1 million, or 2.6%, to $82.4 million. The increase in MBS was due to the purchase of $5.1 million of MBS during the quarter and a $727,000 increase in unrealized gains on the sale of MBS available-for-sale.  The effects of these increases were partly offset by $3.7 million of normal principal amortization.  Management expects the investment and MBS portfolios to increase as a percentage of total assets over the next quarter as the excess liquidity generated from rapid deposit growth in the first quarter of 2009 is invested in higher-yielding assets.

Other real estate owned, which includes all properties acquired by the Company through foreclosure, totaled $1.7 million at March 31, 2009, compared to $2.6 million at December 31, 2008.   At March 31, 2009, other real estate owned consisted of eight one-to-four family residential dwellings, two residential lots, and one commercial property. During the first quarter of 2009, the Company foreclosed on one residential lot and sold four foreclosed residential properties for a loss of $171,000. Also, the Company decreased the book value of one residential property by $125,000 during the quarter, due to a drop in housing prices for comparably priced residences in the property’s neighborhood.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition and are located in the Bank’s primary lending area.  Management will continue to aggressively market foreclosed properties for a timely disposition.

Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses.  This methodology is set forth in a formal policy and considers all loans in the portfolio.  Specific allowances are established for certain individual loans that management considers impaired.  The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of March 31, 2009, the allowance for loan losses was $8.7 million, or 1.37% of total loans.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  The following table presents an analysis of changes in the allowance for loan losses for the comparable periods and information with respect to nonperforming assets at the dates indicated.

At and For the Three Months Ended March 31,
2009	2008
(Dollars in thousands)
Allowance for loan losses:
Beginning of period	$8,026	$6,144
Add: Provision for loan losses	900	345
Recoveries	141	14
Less: Charge-offs	337	76
End of period	$8,730	$6,427

Nonperforming assets:
Nonaccrual loans	$6,267	$2,477
Other real estate owned	1,672	529
Nonperforming assets	$7,939	$3,066

Credit Quality Ratios:
Nonperforming loans to total loans	0.98%	0.43%
Nonperforming assets to total assets	0.93%	0.39%
Nonperforming assets to total loans and OREO	1.25%	0.53%
Allowance for loan losses as a percentage of total loans	1.37%	1.12%
Ratio of allowance for loan losses to nonperforming loans	1.39	x	2.59	x

Premises and equipment decreased by $202,000, or 1.2%, to $16.6 million at March 31, 2009.  This decrease was primarily due to normal depreciation.  During the first quarter of 2009, the Company opened a loan production office located in a leased facility in Charlotte, North Carolina. No significant changes to the Company’s premises and equipment are anticipated for the remainder of 2009.

Liabilities. Total liabilities increased by $34.2 million, or 4.8%, from $712.5 million at December 31, 2008, to $746.7 million at March 31, 2009.  This increase was primarily due to a $47.1 million increase in total deposits which was partly offset by an $11.7 million decrease in borrowed money.

During the first quarter of 2009 total deposits increased by $47.1 million, or 8.1%, to $628.6 million at March 31, 2009. This increase in deposits was fueled in part by positive publicity that the Company received relating to our nationally recognized program for utilization of TARP funds for low interest mortgage loans.  The Company’s low interest rate mortgage program was featured in an article in The Washington Post and was subsequently covered by several other nationally recognized print and electronic media organizations. Our deposit growth was also partly due to increased numbers of customers moving funds out of brokerage accounts and a continued emphasis on increasing the Company’s number of retail and business customers through employee incentive plans and enhanced treasury service products.  The deposit growth occurred in all categories of deposits.  During the first quarter of 2009 demand deposits (checking accounts) increased by $14.1 million, or 11.5%, to $136.8 million, money market deposit accounts increased by $10.8 million, or 10.5%, to $114.1 million, savings accounts increased by $437,000, or 4.1%, to $11.1 million and time deposits increased by $21.8 million, or 6.3%, to $366.5 million. The Company will continue to actively market the Company’s deposit products at pricing points that management believes to be profitable. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market.   From time to time management may use brokered deposits as an alternative funding source for additional loan growth or liquidity needs.  At March 31, 2009, brokered deposits totaled only $99,000.

Borrowed money decreased by $11.7 million, or 9.4%, to $112.7 million at March 31, 2009.  This decrease was primarily due to the repayment of short-term Federal Home Loan Bank (“FHLB”) advances that were obtained primarily for the purpose of funding loan growth.  Funds generated from growth in deposits were used to repay these short-term FHLB advances.  Additional borrowed money may be used in the future to fund additional loan growth, or purchase investment or mortgage-backed securities.  However, maturing advances will generally be repaid if there is a sufficient level of cash and cash equivalents.

Stockholders’ Equity.  Total stockholders’ equity remained at $104.7 million at March 31, 2009.  During the first quarter of 2009, the Company paid $636,000 in dividends on common stock.  This decrease in capital was offset by $203,000 of net income, a $214,000 increase in the unrealized gain on available for sale securities, and $162,000 of vesting expenses relating to various benefit plans.  The increase in unrealized gains on available-for-sale securities was primarily due to a decrease in long-term interest rates during the period resulting in part from the program by the Federal Reserve Board to purchase longer-term government agency mortgage-backed securities.

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

General.  Net income for the three months ended March 31, 2009, amounted to $203,000, or $0.03 per diluted share, as compared to $970,000, or $0.13 per diluted share, for the three months ended March 31, 2008.  This represented a 79.1% decrease in net income and a 76.9% decrease in diluted earnings per share for the comparable periods.  This decrease was largely due to increased credit losses arising as a result of a slowing economy and increased nonperforming assets.

Net interest income.  Interest income decreased by $1.3 million, or 11.7%, to $9.7 million for the first quarter of 2009, primarily as a result of a 400 basis point decrease in short-term interest rates during 2008.  As of March 31, 2009, approximately 42% of the Company’s loan portfolio was scheduled to reprice on a monthly basis. Average interest-earning assets increased by $59.8 million, or 8.8%, to $740.4 million for the three months ended March 31, 2009. The increase in average interest-earning assets was primarily the result of a $59.7 million, or 10.5%, increase in average outstanding loans to $626.7 million.  The Company’s average yield on earning assets decreased by 116 basis points to 5.38% for the quarter ended March 31, 2009.   Interest expense decreased by $1.5 million, or 24.0%, for the comparable quarters to $4.7 million for the first quarter of 2009.  This decrease in interest expense was largely due to lower market interest rates.  The Company experienced a $55.9 million, or 8.8%, increase in the average balance of interest-bearing liabilities to $692.8 million for the three months ended March 31, 2009. Average interest-bearing liabilities increased primarily as a result of an $11.2 million, or 2.1%, increase in average interest-bearing deposits coupled with a $44.7 million, or 46.0%, increase in average borrowed money.   In addition, the average cost of funds decreased by 99 basis points to 2.90% for the quarter ended March 31, 2009.

As a result of the decrease in interest rates during the comparable periods, the tax-equivalent net interest margin decreased by eight basis points to 2.81% for the quarter ended March 31, 2009, compared to 2.89% for the quarter ended March 31, 2008. This decrease in the net interest margin was primarily the result of yields on earning assets falling at a faster rate than the cost of funds. On a linked-quarter basis, the Company’s tax-equivalent net interest margin decreased six basis points from 2.87% for the fourth quarter of 2008 to 2.81% for the first quarter of 2009.  While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, the Federal Reserve Board’s action to lower short-term interest rates by 200 basis points in the fourth quarter of 2008 will have a more pronounced negative impact in the first three months following the decrease in short-term interest rates.  The short-term negative effects of a decrease in interest rates are expected to be mostly offset by time deposits that mature over the next 12 months and reprice at a lower cost to the Company.

Provision for loan losses. Due to the general weakness in the local economy and an increase in nonperforming assets, the Company increased its provision for loan losses to $900,000 for the first quarter of 2009 compared to $345,000 for the first quarter of 2008.  As a result, the allowance for loan losses was $8.7 million, or 1.37% of total loans, as of March 31, 2009, compared to $8.0 million, or 1.12% of total loans, as of March 31, 2008.  While the Company’s credit quality continues to compare favorable with industry peers, the continued decline in local economic conditions has resulted in an upward trend in the Company’s loan delinquency ratios.   The Company’s ratio of non-performing assets to total assets increased from 0.39% at March 31, 2008, to 0.93% at March 31, 2009. A substantial portion of the Company’s nonperforming loans at March 31, 2009, was secured by real estate located in the Company’s normal lending market.  Net chargeoffs totaled $196,000, or 0.03% of average loans, during the first quarter of 2009 compared to $62,000, or 0.01% of average loans, during the first quarter of 2008.

Noninterest income.  Noninterest income decreased by $431,000, or 25.7%, to $1.2 million for the three months ended March 31, 2009, as compared to $1.7 million for the three months ended March 31, 2008. This decrease was largely attributable to a $413,000 increase in the net loss on sale of assets for the comparable periods.  During the first quarter of 2009 the Company sold four residential properties that were acquired through foreclosure at a net loss of $171,000.  During the first quarter of 2008 the Company recognized $242,000 in net gains from the sale of $13.4 million in investment securities and $12.5 million in mortgage-backed securities.

Excluding the impact of the net gains and losses from the sales of assets during the comparable quarters, noninterest income would have decreased by $18,000, or 1.3%, from the first quarter of 2008 to the first quarter of 2009.  This decrease was primarily attributable to a $62,000 decrease in dividends on FHLB stock, a $53,000 decrease in fees on lending activities, a $35,000 increase in the fair value adjustment on deferred compensation assets and a $30,000 reduction in other noninterest income.   The FHLB suspended its dividend paid to stockholders in 2008, resulting in no dividend payment during the first quarter of 2009.  It is unclear when, or if, the FHLB will reinstate the dividend.  The reduction in fee income from lending activities was largely due to reduced construction loan activity resulting from the economic slowdown that is expected to last through 2009. The reduction in the fair value adjustment on deferred compensation assets is directly offset by a corresponding decrease in noninterest expense, resulting in no net impact on earnings.  Other noninterest income decreased, in part, as a result of fewer commissions earned from the sale of uninsured financial products.

These decreases in noninterest income were partly offset by a $69,000 increase in fees on deposits and a $95,000 increase in mortgage banking fee income.   An increase in the number of demand deposit customers over the past year contributed to the improvement in deposit fee income.  The increase in mortgage banking fee income was primarily due to increased refinancing activity in the housing market as a result of lower long-term mortgage rates for consumers.

Noninterest expense. Noninterest expense increased by $55,000, or 1.13%, to $4.9 million for the quarter ended March 31, 2009.  The primary reasons for this increase were a $125,000 writedown on a foreclosed residential property, a $123,000 other-than-temporary impairment on two equity securities, an $86,000 increase in FDIC deposit insurance premiums, a $35,000 increase in professional fees, and a $15,000 increase in other noninterest expenses.  The writedown on the foreclosed property was the result of a softening in residential sales prices for similarly priced properties located near the Company’s foreclosed property.  Additional valuation adjustments on foreclosed properties may be recognized if sales prices for local properties continue to soften. The other-than-temporary impairment was on two equity investments.  The first equity investment was common stock in its correspondent bank that management determined was other-than-temporary because the correspondent bank was under a regulatory directive to raise additional capital due to credit losses in its loan portfolio.  Their ability to raise additional capital and comply with the regulatory directive was uncertain as of March 31, 2009.  The other equity investment was common stock in a closely held trust company that was determined to be other-than-temporary due to declining balances of assets under management and a declining customer base.  The increase in FDIC insurance premiums was due to the fact that the FDIC revised the formula for calculating deposit insurance premiums in an effort to replenish the deposit insurance fund, resulting in higher deposit insurance premiums for the Bank.  These deposit premium increases are expected to continue throughout the foreseeable future.  In addition, there is a proposed one-time FDIC insurance assessment of up to 20 basis points of outstanding deposits on the measurement date of June 30, 2009, which could result in an additional premium expense of up to $1.2 million in the third quarter of 2009.  The actual amount of the one-time FDIC insurance assessment has not been finalized. The increase in professional fees was primarily due to increased legal fees paid during the first quarter of 2009 for services related to ensuring compliance with the TARP restrictions. Other noninterest expense increased partly to the increased costs of servicing a higher number of checking accounts and increased expenses for foreclosed properties.

These increases in noninterest expense were partly offset by a $220,000 reduction in restructuring expenses, a $14,000 reduction in compensation and benefits, a $60,000 decrease in the amortization of intangible assets, and a $35,000 reduction in the fair value adjustment on deferred compensation. The restructuring expense was attributable to severance payments made to various employees whose positions were eliminated during the first quarter of 2008.  As a part of the restructuring, four positions were eliminated and three leased loan production offices were consolidated into existing facilities.  No additional expenses are expected in conjunction with the reorganization. As a result of this reorganization in 2008, the Company’s compensation and benefits decreased during the first quarter of 2009, as compared to the first quarter 2008.  The amortization of intangible assets is expected to continue to decrease as the amount of the core deposit intangible decreases.  The decrease in the fair value adjustment on deferred compensation during the comparable quarters was directly offset by a corresponding decrease to noninterest income, resulting in no net impact to the Company.

Income taxes. Income taxes amounted to a benefit of $61,000 for the quarter ended March 31, 2009.  This benefit was largely due to the fact that nontaxable income generated from interest earned on bank-qualified municipal securities and loans exceeded the Company’s income tax provision.  This nontaxable income was primarily generated from interest earned on bank-qualified municipal securities and increases in cash value on bank-owned life insurance policies.  The Company invests in tax-advantaged sources of income to reduce its overall tax burden.  However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase. The Company expects to generate sufficient taxable income in 2009 to fully recognize the taxable benefits of these investments.  During the first quarter of 2008 the Company’s income tax expense totaled $270,000, or 21.8% of taxable income.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $110.6 million available to draw from its line of credit with the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also had $20.0 million available from an unsecured federal funds accommodation with Silverton Bank (“Silverton”).  Silverton is the Company’s primary correspondent bank. The federal funds accommodation is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this accommodation are generally repaid on a daily basis at a rate determined by Silverton based on their marginal cost of funds.  Advances are limited to not more than 14 days in any calendar month.  Interest on any advances made over the established line or beyond the 14-day limit will be at a higher rate.  During the second quarter of 2009 the Company moved its correspondent banking relationship to another bank which included a $15.0 million unsecured federal funds accommodation.  As a result, the Company cancelled its $20.0 million federal funds accommodation with Silverton during the second quarter of 2009.  The Company may also solicit brokered deposits for providing funds for asset growth.  As of March 31, 2009, the Company had outstanding brokered deposits of $99,000. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At March 31, 2009, the Company had loan commitments of $25.9 million, unused lines of credit of $96.8 million, and undisbursed construction loan proceeds of $4.9 million.  The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise.  The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing.

Capital Resources

On December 12, 2008, Citizens South Banking Corporation entered into a Letter Agreement (the "Purchase Agreement") with the U.S. Treasury pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant to purchase 428,870 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $7.17. The warrant has a ten-year term and is immediately exercisable. The warrant provides for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company's common stock, and upon certain issuances of the Company's common stock at or below a specified price relative to the then current market price of the Company's common stock. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more "qualified equity offerings," the number of shares of common stock issuable pursuant to the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments. Pursuant to the Purchase Agreement, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.  Both the Series A Preferred Stock and warrant are accounted for as components of Tier 1 capital.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  The Series A Preferred Stock can be repaid at any time from non-equity sources with the approval of the OTS.  The Series A Preferred Stock is generally non-voting. Prior to December 12, 2011, and unless the Company has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, the approval of the U.S. Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement.   In addition the U.S. Treasury placed certain restrictions on the amount and type of compensation that can be paid to certain senior level executives of the Company.

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

The Bank’s actual capital levels and regulatory capital ratios as of March 31, 2009, are presented in the following table.

Regulatory Capital Ratios:	Actual		Minimum Requirements to be Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Citizens South Bank:
Total Capital (to risk-weighted assets)	$89,606	13.07%	$68,567	10.00%
Tier 1 Capital (to risk-weighted assets)	82,603	12.05%	41,140	6.00%
Tier 1 Capital (to adjusted total assets)	82,603	10.09%	40,937	5.00%
Tangible Capital (to adjusted total assets)	82,603	10.09%	24,562	3.00%

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2008, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. Management does not believe there has been any significant change in the overall sensitivity of its interest-earning assets and interest-bearing liabilities from the results presented in the Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and in timely alerting them to material information relating to the Company (or its consolidated subsidiaries) required to be filed in its periodic SEC filings.

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

Item 1A.  Risk Factors

There were no material changes in the risk factors that were identified in the Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2009, the Company did not repurchase any shares of common stock as detailed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plan
January	0	$0.00	9,476	190,524
February	0	$0.00	9,476	190,524
March	0	$0.00	9,476	190,524
Total	0	$0.00	9,476	190,524

As of March 31, 2009, the Company had repurchased a total of 3,213,911 shares, or 35.5% of the outstanding shares of common stock, at an average price of $13.06.  This stock was repurchased under a series of repurchase programs that have been authorized by the Board of Directors over the past several years.  The most recent repurchase authorization was granted by the Board of Directors in June 2008, for the repurchase of up to 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock.  As of March 31, 2009, the Company had repurchased a total of 9,476 shares at an average price of $7.91 per share and had 190,524 shares remaining to be repurchased under this plan.  On December 12, 2008, the Company entered into a Letter Agreement with the U.S. Treasury pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant to purchase 428,870 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $7.17.  As a condition for issuing the preferred stock, the U.S. Treasury limited the Company’s ability to repurchase common stock of the Company and increase its dividend payments to stockholders without receiving prior approval from the U.S. Treasury.   As a result, future repurchases of Company common stock are not anticipated for 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens South Banking Corporation

Date: May 14, 2009	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer