Form 10-Q
period 2009-06-30
CITIZENS SOUTH BANKING CORP
filed 2009-08-13
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 13, 2009, there were 7,526,854 shares outstanding shares of the Registrant’s common stock, $0.01 par value.

Citizens South Banking Corporation
Form 10-Q for the Quarterly Period Ended June 30, 2009

Table of Contents

PART I.    FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Citizens South Banking Corporation
Condensed Consolidated Statements of Financial Condition
(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$8,353	$9,444
Interest-earning bank balances	31,120	613
Total cash and cash equivalents	39,473	10,057
Investment securities available-for-sale, at fair value	92,378	109,180
Investment securities, held-to-maturity, at amortized cost	5,074	-
Loans:
Loans receivable, net of unearned income and deferred fees	629,962	626,688
Allowance for loan losses	(8,685)	(8,026)
Loans receivable, net	621,277	618,662
Other real estate owned	2,111	2,601
Premises and equipment, net	16,383	16,834
Accrued interest receivable	2,515	2,609
Federal Home Loan Bank common stock, at cost	4,149	4,793
Bank-owned life insurance	17,158	16,813
Intangible assets	30,363	30,525
Other assets	5,402	5,139
Total assets	$836,283	$817,213

Liabilities and Stockholders’ Equity:
Deposits:
Demand deposit accounts	$149,466	$122,731
Money market deposit accounts	110,770	103,271
Savings accounts	11,156	10,708
Time deposits	344,841	344,778
Total deposits	616,233	581,488
Borrowed money	110,221	124,365
Deferred compensation	4,935	5,413
Other liabilities	736	1,227
Total liabilities	732,125	712,493

Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 20,500 shares issued and outstanding at June 30, 2009 and December 31, 2008	20,548	20,507
Common stock, $0.01 par value, 20,000,000 shares authorized; 9,062,727 shares issued at June 30, 2009 and December 31, 2008, 7,526,854 shares outstanding at June 30, 2009 and 7,515,957 shares outstanding at December 31, 2008	91	91
Additional paid-in-capital	67,590	67,366
Unallocated common stock held by Employee Stock Ownership Plan	(973)	(1,064)
Retained earnings	35,350	36,088
Accumulated other comprehensive income	(175)	25
Treasury stock of 1,535,873 shares at June 30, 2009 and 1,546,770 shares at December 31, 2008	(18,273)	(18,293)
Total stockholders’ equity	104,158	104,720
Total liabilities and stockholders’ equity	$836,283	$817,213

See accompanying notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in thousands, except share and per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest Income:
Loans	$8,441	$9,143	$16,799	$18,745
Investment securities	381	356	754	769
Interest-bearing deposits	13	42	18	136
Mortgage-backed and related securities	843	942	1,793	1,805
Total interest income	9,678	10,483	19,364	21,455

Interest Expense:
Deposits	3,196	4,334	6,724	9,400
Borrowed funds	1,150	1,237	2,324	2,356
Total interest expense	4,346	5,571	9,048	11,756

Net interest income	5,332	4,912	10,316	9,699
Provision for loan losses	1,950	750	2,850	1,095
Net interest income after provision for loan losses	3,382	4,162	7,466	8,604

Noninterest Income:
Service charges on deposit accounts	822	776	1,569	1,454
Mortgage banking income	462	278	760	481
Other loan fees	80	102	138	213
Dividends on FHLB stock	-	65	-	128
Income from bank-owned life insurance	182	188	368	376
Net gain on sale of assets	235	19	64	261
Other noninterest income	235	164	366	360
Total noninterest income	2,016	1,592	3,265	3,273

Noninterest Expense:
Compensation and benefits	2,526	2,506	5,018	5,047
Occupancy and equipment expense	652	676	1,326	1,351
Professional fees	237	237	474	438
Amortization of intangible assets	81	135	162	276
FDIC deposit insurance	491	17	593	34
Valuation adjustment on other real estate owned	50	-	175	-
Restructuring expenses	-	-	-	220
Impairment of securities	91	-	214	-
Other noninterest expense	1,111	1,131	2,214	2,219
Total noninterest expense	5,239	4,702	10,176	9,585

Net income before income taxes	159	1,052	555	2,292
Income tax expense (benefit)	(155)	190	(216)	460
Net income	314	862	771	1,832
Dividends on preferred stock	259	-	513	-

Net income available for common stockholders	$55	$862	$258	$1,832

Net income per common share:
Basic	$0.01	$0.12	$0.03	$0.25
Diluted	$0.01	$0.12	$0.03	$0.25
Weighted average common shares outstanding:
Basic	7,403,359	7,369,964	7,398,079	7,391,338
Diluted	7,403,359	7,434,006	7,398,079	7,443,803

See accompanying notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(Dollars in thousands, except per share data)

	Six Months
	Ended June 30,
	2009	2008

Preferred stock, $0.01 par value:
At beginning of period	$20,507	$-
Accumulated discount on preferred stock	41	-
At end of period	20,548	-

Common stock, $0.01 par value:
At beginning of period	91	91
Issuance of common stock	-	-
At end of period	91	91

Additional paid-in-capital:
At beginning of period	67,366	67,718
Vesting of shares for Recognition and Retention Plan	171	154
Stock-based compensation expense	53	15
At end of period	67,590	67,887

Unallocated common stock held by ESOP:
At beginning of period	(1,064)	(1,247)
Allocation from shares purchased with loan from ESOP	91	91
At end of period	(973)	(1,156)

Retained earnings, substantially restricted:
At beginning of period	36,088	36,028
Net income	258	1,832
Accumulated discount on preferred stock	(41)	-
Stock options exercised	(20)	(126)
Dividends paid	(935)	(1,240)
At end of period	35,350	36,494

Accumulated unrealized loss on securities available for sale, net of tax:
At beginning of period	25	(343)
Other comprehensive income	(200)	(1,494)
At end of period	(175)	(1,837)

Treasury stock:
At beginning of period	(18,293)	(18,214)
Stock options exercised	20	181
Repurchase of common stock	-	(951)
At end of period	(18,273)	(18,984)

See accompanying notes to condensed consolidated financial statements.

Citizens South Banking Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months
	Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$258	$1,832
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,850	1,095
Depreciation	537	554
Impairment on equity investment	214	-
Net gain on sale of investment securities	(308)	(283)
Net loss on sale of other real estate owned	244	22
Writedown on other real estate owned	175	-
Deferred loan origination fees	7	44
Allocation of shares to the ESOP	91	91
Stock based compensation	53	15
Vesting of shares for the Recognition and Retention Plan	171	154
Increase in accrued interest receivable	94	516
Amortization of intangible assets	162	276
Increase in other assets	(1,964)	(441)
Decrease in other liabilities	(1,233)	(1,085)
Net cash provided by operating activities	1,351	2,790

Cash flows from investing activities:
Net increase in loans	(5,473)	(45,425)
Proceeds from the sale of investment securities	21,566	25,887
Proceeds from the sale of premises and equipment	6	-
Proceeds from the sale of other real estate owned	1,552	183
Maturities and prepayments of investment securities - AFS	11,523	9,394
Maturities and prepayments of investment securities - HTM	11	-
Purchases of investment securities - AFS	(16,518)	(38,629)
Purchases of investment securities - HTM	(5,085)	-
(Purchases) sale of FHLB stock	644	(1,102)
Capital expenditures for premises and equipment	(92)	(194)
Net cash provided by (used in) investment activities	8,134	(49,886)

Cash flows from financing activities:
Net increase (decrease) in deposits	34,746	(5,964)
Net increase (decrease) in borrowed money	(14,144)	40,994
Dividends paid	(935)	(1,240)
Issuance of common stock for options	-	55
Repurchase of common stock	-	(951)
Increase in advances from borrowers for insurance and taxes	264	277
Net cash provided by financing activities	19,931	33,171

Net increase (decrease) in cash and cash equivalents	29,416	(13,925)
Cash and cash equivalents at beginning of period	10,057	29,739

Cash and cash equivalents at end of period	$39,473	$15,814

Supplemental non-cash investing activity:
Reclassification of loans to other real estate owned	$1,688	$324

See accompanying notes to condensed consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Citizens South Banking Corporation (the “Company”) and its wholly-owned subsidiary, Citizens South Bank (the “Bank”).  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for December 31, 2008.

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

In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements as of and for the six-month periods ended June 30, 2009 and 2008 have been included as required by Regulation S-X Rule 10-01.  All significant intercompany transactions have been eliminated in consolidation.  Certain amounts reported in prior periods have been reclassified to conform to the current presentation.  Such reclassifications had no effect on total assets, net income, or stockholders equity as previously reported.  Results for the six-month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2009.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.”  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP SFAS 157-4”). This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-than-temporary impairments.” FSP SFAS 115-2 and SFAS 124-2 are intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. FSP SFAS 115-2 and SFAS 124-2 amend the other-than-temporary impairment guidance in GAAP for debt securities. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. These Statements do not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.

For debt securities, FSP SFAS 115-2 and SFAS 124-2 require an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP SFAS 115-2 and SFAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP SFAS 115-2 and SFAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the income statement.

In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss and will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment losses recognized). The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

FSP SFAS 115-2 and SFAS 124-2 are effective and are to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. When adopting FSP SFAS 115-2 and SFAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amend the disclosure requirements in SFAS No. 107, “ Disclosures about Fair Value of Financial Instruments ” (“SFAS 107”), and APB Opinion No. 28,  “Interim Financial Reporting,”  to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP SFAS 107-1 and APB 28-1 are effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. In periods after initial adoption, FSP SFAS 107-1 and APB 28-1 require comparative disclosures only for periods ending subsequent to initial adoption and do not require earlier periods to be disclosed for comparative purposes at initial adoption. The Company adopted FSP SFAS 107-1 and APB 28-1 on April 1, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 resulted in increased financial statement disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general  standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issues or are available to be issued. SFAS No. 165 was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of SFAS No. 165.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  Under SFAS No 168, The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company has not elected the fair value option for liabilities.  Investment securities, available-for-sale, are recorded at fair value on a recurring basis.  Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate owned.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting for these other assets.  The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of SFAS No. 157-4 as outlined in Note 2.

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

Investment Securities, Available-for-Sale – Investment securities available-for-sale are recorded at fair value on at least a monthly basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 fair value is used for those securities traded on an active exchange, U.S. Treasury securities that are traded by brokers or dealers in an active over-the-counter market, and money market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds, and corporate debt securities.  Securities valued using Level 3 include equity securities that are not traded on an active exchange, investments in closely held subsidiaries, and asset-backed securities traded in less liquid markets.

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as being impaired, management measures the impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2009
Investment securities, available-for-sale	$-	$90,963	$1,415	$92,378

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2009
Impaired loans	$-	$5,534	$11,063	$16,597
Other real estate owned		$2,111	$-	$2,111

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

For the six-month periods ended June 30, 2009 and 2008, options to purchase 796,967 shares and 662,290 shares, respectively, were excluded from the calculation of diluted earnings per share because the option price exceeded the average closing price of the associated shares of common stock during the respective periods.

The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)

Net income available to common stockholders	$55	$862	$258	$1,832

Shares used in the computation of EPS:
Weighted avg. number of shares outstanding	7,403,359	7,369,964	7,398,079	7,391,338
Incremental shares from assumed exercise of stock options	-	64,042	-	52,465
Weighted average number of shares outstanding - diluted	7,403,359	7,434,006	7,398,079	7,443,803

Diluted EPS	$0.01	$0.12	$0.03	$0.25

Note 5 – Comprehensive Income

The Company follows SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in general-purpose financial statements. Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income consists of net income and other comprehensive income. The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments.  Information concerning the Company’s other comprehensive income for the six month periods ended June 30, 2009 and 2008 is as follows:

	Six Months
	Ended June 30,
	2009	2008
	(Dollars in thousands)

Net income available to common stockholders	$258	$1,832

Other comprehensive income:
Items of other comprehensive income, before tax
Unrealized gains arising during period	633	2,713
Reclassification for realized losses included in net income	(308)	(283)
Other comprehensive income, before tax	325	2,430
Tax benefit	(125)	(936)
Other comprehensive income	200	1,494

Total comprehensive income	$458	$3,326

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

Commitments to extend credit that include both fixed and variable rates are as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Loan commitments:
Residential mortgage loans	$10,183	$5,904
Non-residential mortgage loans	14,557	5,934
Commercial loans	407	457
Consumer loans	1,984	3,242
Total loan commitments	$27,131	$15,537
Unused lines of credit:
Commercial	$17,979	$26,424
Consumer	77,640	78,872
Total unused lines of credit	$95,619	$105,296

Note 7 – Dividend Declaration

On July 20, 2009, the Board of Directors of the Company approved and declared a regular cash dividend of four cents ($0.04) per share of common stock to stockholders of record as of August 1, 2009, payable on August 15, 2009. The Company has paid cash dividends in each of the 45 quarters since the Company’s conversion to public ownership.

Note 8 – Stock Repurchase Program

In June 2008, the Board of Directors of the Company authorized the repurchase of up to 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock. These repurchases may be carried out through open market purchases, block trades, and negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2009, the Company had repurchased a total of 9,476 shares at an average price of $7.91 per share and had 190,524 shares remaining to be repurchased under the plan.  On December 12, 2008, the Company entered into a Letter Agreement with the United States Department of the Treasury ("U.S. Treasury") pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant to purchase 428,870 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $7.17.  As a condition for issuing the preferred stock under the U.S. Treasury Capital Purchase Program (“CPP”), the U.S. Treasury limited the Company’s ability to repurchase common stock of the Company and increase its dividend payments to stockholders without receiving prior approval from the U.S. Treasury.   As a result, future repurchases of Company common stock are not anticipated for 2009.

Note 9 - Fair Value of Financial Instruments

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

At June 30, 2009, and December 31, 2008, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business.  Fair values of these commitments are based on fees currently charged for similar instruments.  At June 30, 2009, and December 31, 2008, the carrying amounts and fair values of these off-balance sheet financial instruments were immaterial.

The Company has used management’s best estimates of fair values of financial instruments based on the above assumptions.  This presentation does not include certain financial instruments, nonfinancial instruments or certain intangible assets such as customer relationships, deposit base intangibles, or goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The estimated fair values of financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$8,353	$8,353	$9,444	$9,444
Interest-earning bank balances	31,120	31,120	613	613
Investment securities	97,452	97,738	109,180	108,751
Loans	629,962	640,389	626,688	639,505

Financial liabilities:
Deposits	616,233	605,840	581,488	577,876
Borrowed money	110,221	125,876	124,365	128,137

Note 10 – Subsequent Events

Subsequent events have been evaluated through August 13, 2009, which is the date the financial statements were available to be issued.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains certain forward-looking statements that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control.  These forward-looking statements are based on assumptions with respect to future business strategies and decisions that are subject to change based on changes in the economic and competitive environment in which we operate.  Forward-looking statements speak only as of the date they are made and the Company is under no duty to update these forward-looking statements or to reflect the occurrence of unanticipated events.  A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.   Factors that could cause such a difference include, but are not limited to, the timing and amount of revenues that may be recognized by the Company, changes in local or national economic trends, increased competition among depository and financial institutions, continuation of current revenue and expense trends (including trends affecting chargeoffs and provisions for loan losses), changes in interest rates, changes in the shape of the yield curve, changes in the level of non-performing assets and charge-offs, changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, the level of future deposit premium assessments, our ability to raise capital to fund our growth plans or operations, the impact of the current governmental effort to restructure the U.S. financial and regulatory system, the quality and composition of the Company’s investment portfolio and adverse legal, regulatory or accounting changes. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on these statements.    Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and Current Reports on Form 8-K.

Executive Summary

Citizens South Banking Corporation is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank").  The Company’s principal business activities are overseeing and directing the business of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The shares of common stock of the Company trade on the Nasdaq Global Market under the ticker symbol “CSBC.”  Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina.  The Bank’s principal business activity is offering FDIC-insured deposits to local customers through its 15 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities.  The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  Noninterest income includes fee income generated from deposit and loan accounts, mortgage banking fees, increases in the cash value of bank-owned life insurance policies, net gains (losses) from the sale of assets and other noninterest income items.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, amortization of intangible assets, FDIC deposit insurance premiums and other noninterest expenses.  Results of operations are also significantly affected by local economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

The following discussion is provided to assist in understanding and evaluating the Company’s results of operations and financial condition and is designed to provide a general overview of the Company’s performance for the three- and six-month periods ended June 30, 2009 and 2008.  Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the condensed consolidated financial statements and related notes.  Financial highlights for the comparable periods are presented in the following table.

Financial Highlights: (unaudited) (Dollars in thousands, except per share data)	Three months ended June 30, 2009	Three months ended June 30, 2008	% Change	Six months ended June 30, 2009	Six months ended June 30, 2008	% Change

Summary Income Statement:
Interest income – taxable equivalent	$9,819	$10,619	(7.5)%	$19,650	$21,715	(9.5)%
Interest expense	4,346	5,571	(22.0)	9,048	11,756	(23.0)
Net interest income – taxable equivalent	5,473	5,048	8.4	10,602	9,959	6.5
Less: Taxable-equivalent adjustment	141	136	3.6	286	260	10.0
Net interest income	5,332	4,912	8.6	10,316	9,699	6.4
Provision for loan losses	(1,950)	(750)	160.0	(2,850)	(1,095)	160.3
Noninterest income	2,016	1,592	26.6	3,265	3,273	(0.3)
Noninterest expense	(5,239)	(4,702)	11.4	(10,176)	(9,585)	6.2
Income tax (expense) benefit	155	(190)	(181.6)	216	(460)	(147.0)
Net income	314	862	(63.6)	771	1,832	(57.9)
Dividends on preferred stock	(259)	-	NM	(513)	-	NM
Net Income available to common stockholders	$55	$862	(93.6)%	$258	$1,832	(85.9)%

Per Common Share Data:
Earnings:
Basic	$0.01	$0.12	(91.7)%	$0.03	$0.25	(88.0)%
Diluted	0.01	0.12	(91.7)	0.03	0.25	(88.0)

Weighted average shares:
Basic	7,403,359	7,369,964	0.5%	7,398,079	7,391,338	0.1%
Diluted	7,403,359	7,434,006	(0.3)	7,398,079	7,443,803	(0.6)
End of period shares outstanding	7,526,854	7,524,016	0.4	7,526,854	7,524,016	0.4

Cash dividends paid	$0.04	$0.085	(52.9)%	$0.125	0.17	(26.5)%
Book value	11.11	10.26	8.3	11.11	10.96	1.4
Tangible book value	7.07	6.88	2.8	7.07	6.88	2.8

End of Period Balances:
Total assets	$836,283	$811,825	3.0%	$836,283	$811,825	3.0%
Loans, net of deferred fees	629,962	604,855	4.2	629,962	604,855	4.2
Investment securities	97,452	117,613	(17.1)	97,452	117,613	(17.1)
Interest-earning assets	751,733	720,270	4.4	751,733	670,270	12.2
Deposits	616,233	584,801	5.4	616,233	584,801	5.4
Stockholders’ equity	104,158	82,495	26.3	104,158	82,495	26.7

Average Balances:
Total assets	$841,169	$790,625	6.4%	$832,937	$783,148	6.4%
Loans, net of deferred fees	635,645	588,868	7.9	631,184	577,953	9.2
Investment securities	107,140	110,903	(3.4)	108,836	111,766	(2.6)
Interest-earning assets	751,381	695,151	8.1	745,893	687,863	8.4
Deposits	616,936	578,469	6.7	605,046	624,136	4.5
Interest-bearing liabilities	685,109	655,533	4.5	678,699	646,204	5.0
Stockholders’ equity	104,813	83,965	24.8	104,875	84,205	24.6

Financial Performance Ratios:
Return on average assets	0.03%	0.44%	(93.2)%	0.06%	0.47%	(87.2)%
Return on average common equity	0.26	4.13	(93.7)	0.62	4.38	(85.8)
Noninterest income to average assets	0.96	0.81	18.3	0.78	0.84	(6.2)
Noninterest expense to average assets	2.49	2.38	4.7	2.44	2.45	(0.2)
Efficiency ratio	71.29	72.29	(1.4)	75.58	73.89	2.3

NM = Not Meaningful

Financial Highlights: (unaudited) (Dollars in thousands, except per share data)	Three months ended June 30, 2009	Three months ended June 30, 2008	% Change	Six months ended June 30, 2009	Six months ended June 30, 2008	% Change

Net Interest Spread / Margin:
Yield on earnings assets	5.26%	6.12%	(14.1)%	5.32%	6.33%	(16.0)%
Cost of funds	2.54	3.41	(25.5)	2.72	3.65	(25.5)
Net interest spread	2.72	2.71	0.4	2.60	2.68	(3.0)

Net interest margin	2.92	2.91	0.3	2.87	2.90	(1.0)

Credit Quality Data:
Allowance for loan losses (ALLL):
Beginning of period	$8,730	$6,428	36.8%	$8,026	$6,144	30.6%
Add: Provision for loan losses	1,950	750	160.0	2,850	1,095	160.3
Less: Net charge-offs	1,995	421	373.8	2,191	482	354.6
Balance end of period	8,685	6,757	28.5	8,685	6,757	28.5

Nonperforming loans (NPLs)	$10,360	$3,880	167.0%	$10,360	$3,880	167.0%
Other real estate owned	2,111	635	232.4	2,111	635	232.4
Nonperforming assets (NPAs)	12,471	4,515	176.2	12,471	4,515	176.2

Allowance for loan losses to total loans	1.38%	1.12%	23.4%	1.38%	1.12%	23.4%
Net charge-offs to average loans	0.31	0.07	339.0	0.35	0.08	336.5
NPLs to total loans	1.64	0.64	156.4	1.64	0.64	156.4
NPAs to total assets	1.49	0.56	164.1	1.49	0.56	164.1
NPAs to total loans and OREO	1.97	0.75	164.6	1.97	0.75	164.6

Capital Ratios:
Tangible common equity	6.61%	6.88%	(3.9)%	6.61%	6.88%	(3.9)%
Bank-only regulatory capital ratios:
Tier 1	10.35	8.46	1.9	10.35	8.46	1.9
Total risk-based	14.31	10.84	3.5	14.31	10.84	3.5
Tier 1 risk-based	13.27	9.84	3.4	13.27	9.84	3.4
Tangible equity	10.35	8.46	1.9	10.35	8.46	1.9

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

In April 2009, the FASB issued FSP SFAS115-2 and SFAS 124-2 as outlined in Note 2.  The issuance of these FSPs does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.

During the second quarter of 2009 the FDIC placed Silverton Bank, the Company’s correspondent bank, into receivership.  As a result, management determined that the Bank’s entire $91,000 equity investment in Silverton Bank was other-than-temporarily impaired.   In accordance with SFAS No. 157, “Fair Value Measurements,” the Company uses valuation techniques that are appropriate and consistently applied.  A fair value hierarchy is used to prioritize valuation inputs into the following three levels to determine fair value:

Level 1:   Quoted prices in active markets for identical assets or liabilities.
Level 2:   Observable inputs other than the quoted prices included in Level 1.
Level 3:   Unobservable inputs.

Due to the lack of liquidity is this equity investment, the security was valued using Level 3.  The fair value was prepared based on the Company’s most recent capital position and total common shares outstanding.

Effective June 30, 2009, management evaluated the Company’s investment portfolio and determined that all other unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future.  The Company has the ability to hold these investments to maturity if necessary in order to recover any temporary losses that may presently exist.  As a result, management did not consider any additional unrealized losses as “other-than-temporary” as of June 30, 2009.

Comparison of Financial Condition

Assets.  Total assets of the Company increased by $19.1 million, or 2.3%, from $817.2 million at December 31, 2008, to $836.3 million at June 30, 2009.  This increase was primarily due to a $30.5 million increase in interest-earning bank balances and a $3.3 million increase in loans.  These increases were partly offset by an $11.7 million decrease in total investment securities, a $644,000 decrease in Federal Home Loan Bank stock and a $490,000 decrease in other real estate owned.

Interest-earning bank balances, which includes the Bank’s deposits at the Federal Reserve Bank, increased by $30.5 million from $613,000 at December 31, 2008, to $31.1 million at June 30, 2009.  This increase was primarily attributable to deposit growth of $34.7 million during the first six months of 2009.  Management expects that the level of interest-bearing bank balances will be substantially reduced in the second half of 2009 as the excess liquidity from this deposit growth is invested in higher yielding loans and investment securities.

During the six-month period ended June 30, 2009, loans receivable increased by $3.3 million, or 0.5%, to $630.0 million.  The growth in loans was primarily comprised of a $36.0 million, or 13.5%, increase in commercial real estate loans, a $10.2 million, or 29.7%, increase in commercial business loans, and a $1.7 million, or 1.6%, increase in consumer loans.  These loan increases were partly offset by a $2.7 million, or 3.3%, decrease in permanent one-to-four family residential loans, a $34.0 million, or 47.6%, decrease in residential and commercial construction loans and a $10.0 million, or 18.7% reduction in residential acquisition and development loans. The decrease in construction loans was partly due to the conversion of several larger commercial projects from construction status to permanent status during the period, a decrease in local loan demand and a reduced interest by the Company to pursue these types of loans.

While the economy in the Charlotte region has generally outperformed most other large metropolitan areas of the country, the economy in the Charlotte region continued to slow during 2009.  As a result, the Company’s loan production slowed to $75.7 million during the first six months of 2009 as compared to $158.7 million during the first six months of 2008.    A continued slowdown in the local economy would have a negative impact on the Company’s ability to increase the current level of loan growth. Management will seek to continue to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even if the local economy continues to slow.

During the six-month period ended June 30, 2009, investment securities decreased by $11.7 million, or 10.7%, to $97.5 million.  The decrease was primarily due to the sale of $21.6 million of investment securities and the normal maturities and principal amortization of $11.5 million.  Also, during the period, the Company purchased $21.6 million of investments securities.  Management expects the investment portfolio to increase as a percentage of total assets over the next quarter as the excess liquidity generated from deposit growth in the first quarter of 2009 is invested in higher-yielding assets.

Other real estate owned, which includes all properties acquired by the Company through foreclosure, totaled $2.1 million at June 30, 2009, compared to $2.6 million at December 31, 2008.   At June 30, 2009, other real estate owned consisted of 12 one-to-four family residential dwellings and six residential lots.  During the first six months of 2009, the Company foreclosed on five residential lots and six residential properties.  Also, during the same period, the Company sold six foreclosed residential properties and one foreclosed commercial property for a loss of $308,000 and reduced the book value of two additional properties by $175,000 due to a drop in real estate prices for comparable properties.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition and are located in the Bank’s primary lending area.  Management will continue to aggressively market foreclosed properties for a timely disposition.
Premises and equipment decreased by $451,000, or 2.7%, to $16.4 million at June 30, 2009.  This decrease was primarily due to normal depreciation.  During the first quarter of 2009, the Company opened a loan production office located in a leased facility in Charlotte, North Carolina.  This office is expected to transition into a full-service commercial branch catering mostly to commercial customers before the end of 2009.  No significant changes to the Company’s premises and equipment are anticipated for the remainder of 2009.

Allowance for loan losses and nonperforming assets. The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses.  This methodology is set forth in a formal policy and considers all loans in the portfolio.  Specific allowances are established for certain individual loans that management considers impaired.  The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of June 30, 2009, the allowance for loan losses was $8.7 million, or 1.38% of total loans.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  The following table presents an analysis of changes in the allowance for loan losses for the comparable periods and information with respect to nonperforming assets at the dates indicated.

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Allowance for loan losses:
Beginning of period	$8,730	$6,427	$8,026	$6,145
Add:
Provision for loan losses	1,950	750	2,850	1,095
Recoveries	1	34	142	48
Less:
Charge-offs	1,996	455	2,333	531
End of period	$8,685	$6,757	$8,685	$6,757

	At June 30, 2009	At June 30, 2008
Nonperforming assets:
Nonperforming loans (1)	$10,360	$3,880
Other real estate owned	2,111	635
Nonperforming assets	$12,471	$4,515

Credit Quality Ratios:
Nonperforming loans to total loans	1.64%	0.64%
Nonperforming assets to total assets	1.49%	0.56%
Nonperforming assets to total loans and OREO	1.97%	0.75%
Allowance for loan losses as a percentage of total loans	1.38%	1.12%

(1) Nonperforming loans includes all loans that are 90 days or more delinquent and/or on nonaccrual status.

Liabilities. Total liabilities increased by $19.6 million, or 2.8%, from $712.5 million at December 31, 2008, to $732.1 million at June 30, 2009.  This increase was primarily due to a $34.7 million increase in total deposits which was partly offset by an $14.1 million decrease in borrowed money.

During the first six months of 2009 total deposits increased by $34.7 million, or 6.0%, to $616.2 million at June 30, 2009. This increase in deposits was fueled in part by positive publicity that the Company received relating to our nationally recognized program for utilization of funds received from the U.S. Treasury CPP for low interest mortgage loans.  The Company’s low interest rate mortgage program was featured in an article in The Washington Post and was subsequently covered by several other nationally recognized print and electronic media organizations. Our deposit growth was also partly due to a flight to safety as funds move from weaker financial institutions and brokerage accounts as well as a continued emphasis on increasing the Company’s number of retail and business customers through employee incentive plans and enhanced treasury service products.  The deposit growth occurred in all categories of deposits.  During the first six months of 2009 demand deposits (checking accounts) increased by $26.7 million, or 21.8%, to $149.5 million, money market deposit accounts increased by $7.5 million, or 7.3%, to $110.8 million, savings accounts increased by $448,000, or 4.2%, to $11.2 million and time deposits increased by $63,000, or 0.02%, to $344.8 million. The Company will continue to actively market the Company’s deposit products at pricing points that management believes to be profitable. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market.   From time to time management may use brokered deposits as an alternative funding source for additional loan growth or liquidity needs.  At June 30, 2009, brokered deposits totaled only $99,000.

Borrowed money decreased by $14.1 million, or 11.4%, to $110.2 million from December 31, 2008, to June 30, 2009.  This decrease was primarily due to the repayment of short-term Federal Home Loan Bank (“FHLB”) advances that were obtained primarily for the purpose of funding loan growth.  Funds generated from growth in deposits were used to repay these short-term FHLB advances.  Additional borrowed money may be used in the future to fund additional loan growth, or purchase investment or mortgage-backed securities.

Stockholders’ Equity.  Total stockholders’ equity decreased by $562,000, or 0.5% from $104.7 million at December 31, 2008 to $104.2 million at June 30, 2009.  During the first six months of 2009, the Company paid $936,000 in dividends on common stock and had a $200,000 decrease in the unrealized gain on available-for-sale securities.  The decrease in unrealized gains on available-for-sale securities was primarily due to increases in market interest rates during the period.  These decreases in capital were partly offset by $258,000 of net income during the period.

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008

General.  Net income available to common stockholders for the three months ended June 30, 2009, amounted to $55,000, or $0.01 per diluted share, as compared to $862,000, or $0.12 per diluted share, for the three months ended June 30, 2008.  This decrease was largely due to increased credit losses arising as a result of a slowing economy and a special assessment by the FDIC which was charged to all FDIC-insured financial institutions.

Net interest income.  Interest income decreased by $805,000, or 7.7%, to $9.7 million for the second quarter of 2009, primarily as a result of a 400 basis point decrease in short-term market interest rates during 2008.  With approximately 47% of the Company’s loan portfolio scheduled to reprice on a monthly basis, the Company’s average yield on earning assets decreased by 86 basis points over the comparable periods to 5.26% for the quarter ended June 30, 2009. The Company was able to offset some of the negative effects of this decrease in yield through growth.  Average interest-earning assets increased by $56.3 million, or 8.1%, to $751.4 million for the three months ended June 30, 2009. The increase in average interest-earning assets was primarily the result of a $46.8 million, or 7.9%, increase in average outstanding loans to $635.6 million.

Interest expense decreased by $1.2 million, or 22.0%, for the comparable periods to $4.3 million for the second quarter of 2009.  This decrease in interest expense was largely due to lower market interest rates, which resulted in an 87 basis point decrease in the average cost of funds to 2.54% for the quarter ended June 30, 2009.  This benefit of lower costing liabilities was partly offset by a $29.6 million, or 4.5%, increase in the average balance of interest-bearing liabilities to $685.1 million for the three months ended June 30, 2009. Average interest-bearing liabilities increased primarily as a result of a $37.2 million, or 6.9%, increase in average interest-bearing deposits offset by a $7.6 million, or 6.5%, decrease in average borrowed money.

The Company’s net interest margin increased by one basis point to 2.92% for the quarter ended June 30, 2009, compared to 2.91% for the quarter ended June 30, 2008.  This slight increase in the net interest margin was the result of the cost of funds falling at a faster rate than the yield on assets. On a linked-quarter basis, the Company’s net interest margin increased 11 basis points from 2.81% for the first quarter of 2009 to 2.92% for the second quarter of 2009.  While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, the Federal Reserve Board’s action to lower short-term interest rates by 200 basis points in the fourth quarter of 2008 will have a more pronounced negative impact in the first three months following the decrease in short-term interest rates.  The short-term negative effects of a decrease in interest rates are expected to be mostly offset by time deposits that mature over the next 12 months and reprice at a lower cost to the Company.

Provision for loan losses. Due to the general weakness in the local economy and an increase in nonperforming assets, the Company increased its provision for loan losses to $2.0 million for the second quarter of 2009 compared to $750,000 for the second quarter of 2008.  As a result, the allowance for loan losses was $8.7 million, or 1.38% of total loans, as of June 30, 2009, compared to $6.8 million, or 1.12% of total loans, as of June 30, 2008.  While the Company’s credit quality continues to compare favorable with industry peers, the continued decline in local economic conditions has resulted in an upward trend in the Company’s loan delinquency ratios.   The Company’s ratio of non-performing assets to total assets increased from 0.56% at June 30, 2008, to 1.49% at June 30, 2009. A substantial portion of the Company’s nonperforming loans at June 30, 2009, was secured by real estate located in the Company’s normal lending market.  Net chargeoffs totaled $2.0 million, or 0.32% of average loans, during the second quarter of 2009 compared to $421,000, or 0.07% of average loans, during the second quarter of 2008. Management expects that the Company will continue to experience larger loan loss provisions over the foreseeable future.

Noninterest income.  Noninterest income increased by $424,000, or 26.6%, to $2.0 million for the three months ended June 30, 2009, as compared to $1.6 million for the three months ended June 30, 2008. This increase was largely attributable to a $216,000 increase in the net gain on sale of assets during the comparable periods.  During the second quarter of 2009 the Company sold two residential properties and one commercial property that were acquired through foreclosure at a net loss of $73,000 and $21.5 million in investment securities for a net gain of $308,000.  During the second quarter of 2008 the Company recognized $19,000 in net gains from the sale of $117,000 of investment securities and $183,000 in foreclosed properties.

The remainder of the increase in noninterest income was primarily due to a $46,000 increase in fees on deposits, a $184,000 increase in mortgage banking fee income, and a $71,000 increase in other noninterest income.   An increase in the number of demand deposit customers over the past year contributed to the improvement in deposit fee income.  The increase in mortgage banking fee income was primarily due to increased refinancing activity in the housing market as a result of lower long-term mortgage rates for consumers.  Other fee income increased primarily due to an increase in the fair value adjustment on deferred compensation assets, which is directly offset by a corresponding decrease in noninterest expense, resulting in no net impact on earnings.

These increases in noninterest income were partly offset by a $65,000 decrease in dividends on FHLB stock and a $22,000 decrease in fees on other loan fees. The FHLB suspended its dividend paid to stockholders in 2008, resulting in no dividend payment during 2009.  It is unclear when, or if, the FHLB will reinstate the dividend.  The reduction in other loan fee income was largely due to reduced construction loan activity resulting from the economic slowdown that is expected to last at least through 2009.

Noninterest expense. Noninterest expense increased by $537,000, or 11.4%, to $5.2 million for the quarter ended June 30, 2009.  The primary reasons for this increase were a $474,000 increase in FDIC deposit insurance premiums, a $50,000 writedown on a foreclosed residential property and a $91,000 other-than-temporary impairment on an equity security.  A portion of the increase in FDIC insurance premiums ($94,000) was due to the fact that the FDIC revised the formula for calculating deposit insurance premiums in an effort to replenish the deposit insurance fund, resulting in higher deposit insurance premiums for the Bank.  These deposit premium increases are expected to continue throughout the foreseeable future.  In addition, the FDIC charged all FDIC-insured financial institutions a special assessment of five basis points on total assets at June 30, 2009, which resulted in an additional premium expense of $380,000 for the second quarter of 2009.  The FDIC may charge one or more additional special assessments in the future if needed. The writedown on the foreclosed property was the result of a softening in real estate sales prices for similarly priced properties located near the Company’s foreclosed property.  This property has since been sold.  Additional valuation adjustments on foreclosed properties may be recognized if sales prices for local properties continue to soften. The other-than-temporary impairment was on the Company’s equity investment in Silverton Bank, the Company’s correspondent bank which was taken into receivership by the FDIC during the second quarter of 2009.  The Company has no additional exposure to Silverton Bank stock.

These increases in noninterest expense were partly offset by a $24,000 decrease in occupancy and equipment expense and a $54,000 decrease in the amortization of intangible assets.  The decrease in occupancy and equipment expense was largely due to the expiration of depreciation expense related to the Company’s core processing system. The amortization of intangible assets is expected to continue to decrease as the amount of the core deposit intangible decreases.

Income taxes. Income taxes amounted to a benefit of $155,000 for the quarter ended June 30, 2009.  This benefit was largely due to the fact that nontaxable income generated from interest earned on bank-qualified municipal securities and loans exceeded the Company’s provision for taxable income.  This nontaxable income was primarily generated from interest earned on bank-qualified municipal securities and increases in cash value on bank-owned life insurance policies.  The Company invests in tax-advantaged sources of income to reduce its overall tax burden.  However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase. During the second quarter of 2008 the Company’s income tax expense totaled $190,000, or 18.1% of taxable income.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008

General.  Net income available to common stockholders for the six months ended June 30, 2009, amounted to $258,000, or $0.03 per diluted share, as compared to $1.8 million, or $0.25 per diluted share, for the six months ended June 30, 2008.  This decrease was largely due to increased credit losses arising as a result of a slowing economy and a special assessment by the FDIC that was charged to all FDIC-insured financial institutions.

Net interest income.  Interest income decreased by $2.1 million, or 9.7%, to $19.4 million for the first half of 2009, primarily as a result of a 400 basis point decrease in short-term market interest rates during 2008.  With approximately 47% of the Company’s loan portfolio scheduled to reprice on a monthly basis, the Company’s average yield on earning assets decreased by 101 basis points for the comparable periods to 5.32% for the six months ended June 30, 2009. The Company was able to offset some of the negative effects of this decrease in yield through growth. Average interest-earning assets increased by $58.0 million, or 8.4%, to $745.9 million for the six months ended June 30, 2009. The increase in average interest-earning assets was primarily the result of a $53.2 million, or 9.2%, increase in average outstanding loans to $631.2 million for the six month period ending June 30, 2009.

Interest expense decreased by $2.7 million, or 23.0%, for the comparable periods to $9.0 million for the first half of 2009.  This decrease in interest expense was largely due to lower market interest rates, which resulted in a 93 basis points decrease in the average cost of funds to 2.72% for the six months ended June 30, 2009. This benefit of lower costing liabilities was partly offset by a $32.5 million, or 5.0%, increase in the average balance of interest-bearing liabilities to $678.7 million for the six months ended June 30, 2009. Average interest-bearing liabilities increased primarily as a result of a $24.2 million, or 4.5%, increase in average interest-bearing deposits offset by an $8.3 million, or 7.7%, increase in average borrowed money.

As a result of the decrease in interest rates during the comparable periods, the Company’s net interest margin decreased by three basis points to 2.87% for the six months ended June 30, 2009, compared to 2.90% for the six months ended June 30, 2008. This decrease in the net interest margin was primarily the result of yields on earning assets falling at a faster rate than the cost of funds. However, on a linked-quarter basis, the Company’s net interest margin increased by 11 basis points from 2.81% for the first quarter of 2009 to 2.92% for the second quarter of 2009.  While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, the Federal Reserve Board’s action to lower short-term interest rates by 200 basis points in the fourth quarter of 2008 have had a more pronounced negative impact during the first six months following the decrease in short-term interest rates.  The short-term negative effects of the decrease in interest rates are expected to be mostly offset by time deposits that mature over the next 12 months and reprice at a lower cost to the Company.

Provision for loan losses. Due to the general weakness in the local economy and an increase in nonperforming assets, the Company increased its provision for loan losses to $2.9 million for the first six months of 2009 compared to $1.1 million for the first six months of 2008.  As a result, the allowance for loan losses was $8.7 million, or 1.38% of total loans, as of June 30, 2009, compared to $6.8 million, or 1.12% of total loans, as of June 30, 2008.  While the Company’s credit quality continues to compare favorably with industry peers, the continued decline in local economic conditions has resulted in an upward trend in the Company’s loan delinquency ratios.   The Company’s ratio of non-performing assets to total assets increased from 0.56% at June 30, 2008, to 1.49% at June 30, 2009. A substantial portion of the Company’s nonperforming loans at June 30, 2009, was secured by real estate located in the Company’s normal lending market.  Net charge offs totaled $2.2 million, or 0.35% of average loans, during the first half of 2009 compared to $482,000, or 0.08% of average loans, during the first half of 2008. Management expects that the Company will continue to experience larger loan loss provisions over the foreseeable future.

Noninterest income.  Noninterest income decreased by $8,000, or 0.2%, to $3.3 million for the six months ended June 30, 2009. This decrease was largely attributable to a $197,000 increase in the net gain on sale of assets for the comparable periods.  During the first half of 2009 the Company sold six residential properties and one commercial property that were acquired through foreclosure at a net loss of $244,000 and $21.6 million in investment securities at a net gain of $308,000.  During the first half of 2008 the Company recognized $283,000 in net gains from the sale of $25.9 million in investment securities and $22,000 in net losses from the sale of $183,000 in foreclosed properties.

The remainder of this increase in noninterest income was partly due to a $115,000 increase in fees on deposits and a $279,000 increase in mortgage banking fee income.   An increase in the number of demand deposit customers over the past year contributed to the improvement in deposit fee income.  The increase in mortgage banking fee income was primarily due to increased refinancing activity in the housing market as a result of lower long-term mortgage rates for consumers.

We also experienced a $128,000 decrease in dividends on FHLB stock and a $75,000 decrease in other loan fees.  The FHLB suspended its dividend paid to stockholders in 2008, resulting in no dividend payments during 2009.  It is unclear when, or if, the FHLB will reinstate the dividend.  The reduction in fee income from lending activities was largely due to reduced construction loan activity resulting from the economic slowdown that is expected to last at least through 2009.

Noninterest expense. Noninterest expense increased by $591,000, or 6.2%, to $10.2 million for the six months ended June 30, 2009.  The primary reasons for this increase were a $175,000 writedown on a foreclosed residential property, a $214,000 other-than-temporary impairment on two equity securities, a $559,000 increase in FDIC deposit insurance premiums, and a $36,000 increase in professional fees.  The writedown on the foreclosed property was the result of a softening in residential sales prices for similarly priced properties located near the Company’s foreclosed property.  Additional valuation adjustments on foreclosed properties may be recognized if sales prices for local properties continue to soften. The other-than-temporary impairment was on two equity investments.  The first equity investment was common stock in Silverton Bank, the Company’s correspondent bank, which was taken into receivership by the FDIC during the second quarter of 2009. The other equity investment was common stock in a closely held trust company that was determined to be other-than-temporarily impaired due to declining balances of assets under management and a declining customer base.  A portion of the increase in FDIC insurance premiums ($180,000) was due to the fact that the FDIC revised the formula for calculating deposit insurance premiums in an effort to replenish the deposit insurance fund, resulting in higher deposit insurance premiums for the Bank.  These deposit premium increases are expected to continue throughout the foreseeable future.  In addition, the FDIC charged all FDIC-insured financial institutions a special assessment of five basis points on total assets at June 30, 2009, to which resulted in an additional premium expense of $380,000 for the second quarter of 2009.  The FDIC may charge one or more additional special assessment in the future if needed. The increase in professional fees was partly due to increased legal fees paid for services related to ensuring compliance with TARP restrictions.

These increases in noninterest expense were partly offset by a $220,000 reduction in restructuring expenses, a $29,000 reduction in compensation and benefits, a $114,000 decrease in the amortization of intangible assets, and a $25,000 reduction in occupancy and equipment expense.  The restructuring expense was attributable to severance payments made to various employees whose positions were eliminated during the first quarter of 2008.  As a part of the restructuring, four positions were eliminated and six leased loan production offices were consolidated into existing facilities.  No additional expenses are expected in conjunction with the reorganization. As a result of this reorganization in 2008, the Company’s compensation and benefits decreased during the first half of 2009, as compared to the first half 2008.  The amortization of intangible assets is expected to continue to decrease as the amount of the core deposit intangible decreases.  The decrease in occupancy and equipment expense was largely due to the expiration of depreciation expense related to the Company’s core processing system.

Income taxes. Income taxes amounted to a benefit of $216,000 for the six months ended June 30, 2009.  This benefit was largely due to the fact that nontaxable income generated from interest earned on bank-qualified municipal securities and loans exceeded the Company’s provision for taxable income.  This nontaxable income was primarily generated from interest earned on bank-qualified municipal securities and increases in cash value on bank-owned life insurance policies.  The Company invests in tax-advantaged sources of income to reduce its overall tax burden.  However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase. During the first half of 2008 the Company’s income tax expense totaled $460,000, or 20.1% of taxable income.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $82.3 million available to draw from its line of credit with the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies, or Enterprises) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $16.0 million available from an unsecured federal funds accommodation with Pacific Coast Bankers Bank (“PCBB”).  PCBB is the Company’s primary correspondent bank. The federal funds facility is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this facility are generally repaid on a daily basis at a rate determined by PCBB based on their marginal cost of funds.  Advances are limited to not more than 10 consecutive days at a time.  The Company may also solicit brokered deposits for providing funds for asset growth.  As of June 30, 2009, the Company had outstanding brokered deposits of $99,000. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At June 30, 2009, the Company had loan commitments of $27.1 million, unused lines of credit of $95.6 million, and undisbursed construction loan proceeds of $1.4 million.  The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise.  The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing.

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

The Bank’s actual capital levels and regulatory capital ratios as of June 30, 2009, are presented in the following table.

Regulatory Capital Ratios:	Actual		Minimum Requirements to be Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Citizens South Bank:
Total Capital (to risk-weighted assets)	$89,853	14.31%	$62,780	10.00%
Tier 1 Capital (to risk-weighted assets)	83,287	13.27%	37,668	6.00%
Tier 1 Capital (to adjusted total assets)	83,287	10.35%	40,250	5.00%
Tangible Capital (to adjusted total assets)	83,287	10.35%	24,150	3.00%

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

Item 1A.  Risk Factors

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factor previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future.  If These Assets Are Considered To Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of These Assets Would Decrease.

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis.  The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions.  It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both.  If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment.  If an impairment loss is recorded, it will have little or no impact on the tangible book value of our shares of common stock or our regulatory capital levels.

Any Future Increases in FDIC Insurance Premiums Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  The special assessment is payable on September 30, 2009.  We recorded an expense of $380,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.  The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.  In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2009, the Company did not repurchase any shares of common stock.

As of June 30, 2009, the Company had repurchased a total of 3,213,911 shares, or 35.5% of the outstanding shares of common stock, at an average price of $13.06.  This stock was repurchased under a series of repurchase programs that have been authorized by the Board of Directors over the past several years.  The most recent repurchase authorization was granted by the Board of Directors in June 2008, for the repurchase of up to 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock.  As of June 30, 2009, the Company had repurchased a total of 9,476 shares at an average price of $7.91 per share and had 190,524 shares remaining to be repurchased under this plan.  On December 12, 2008, the Company entered into a Letter Agreement with the U.S. Treasury pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant to purchase 428,870 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $7.17.  As a condition for issuing the preferred stock, the U.S. Treasury limited the Company’s ability to repurchase common stock of the Company and increase its dividend payments to stockholders without receiving prior approval from the U.S. Treasury.   As a result, future repurchases of Company common stock are not anticipated for 2009.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The following proposals were considered and acted upon at the Annual Meeting of Stockholders of the Company held on May 11, 2009:

Proposal 1:  The election of two Directors to the Board of Directors for a term of three years and until his successor has been elected and qualified.

	For	Withheld	Voted in Favor
Senator David W. Hoyle	5,903,453	68,542	98.9%
Ben R. Rudisill, II	5,890,006	81,989	98.6%

Proposal 2:  The approval of an advisory, non-binding proposal to approve our executive compensation programs and policies.

For	Against	Abstain
5,628,597	267,413	75,985

Proposal 3:  The ratification of the appointment of Cherry, Bekaert & Holland, L.L.P., as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009.

For	Against	Abstain
5,952,805	5,450	13,740

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

Citizens South Banking Corporation

Date: August 13, 2009	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: August 13, 2009	By:	/s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer
and Treasurer