Form 10-Q
period 2009-09-30
CITIZENS SOUTH BANKING CORP
filed 2009-11-12
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 12, 2009, there were 7,526,854 shares outstanding shares of the Registrant’s common stock, $0.01 par value.

Citizens South Banking Corporation
Form 10-Q for the Quarterly Period Ended September 30, 2009

Table of Contents

Index
Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2009 (unaudited) and December 31, 2008	2

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	3

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended
September 30, 2009 and 2008 (unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited)	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	33

Signatures

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Citizens South Banking Corporation
Consolidated Statements of Financial Condition
(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$9,846	$9,444
Interest-earning bank balances	35,650	613
Total cash and cash equivalents	45,496	10,057
Investment securities available for sale, at fair value	79,112	109,180
Investment securities held to maturity, at amortized cost	11,062	-
Loans:
Loans receivable, net of unearned income and deferred fees	616,793	626,688
Allowance for loan losses	(9,499)	(8,026)
Loans receivable, net	607,294	618,662
Other real estate owned	3,444	2,601
Premises and equipment, net	15,367	16,834
Accrued interest receivable	2,317	2,609
Federal Home Loan Bank stock, at cost	4,149	4,793
Bank-owned life insurance	17,341	16,813
Intangible assets	30,282	30,525
Other assets	4,744	5,139
Total assets	$820,608	$817,213

Liabilities and Stockholders' Equity:

Deposits:
Demand deposit accounts	147,796	122,731
Money market deposit accounts	115,727	103,271
Savings accounts	10,999	10,708
Time deposits	327,092	344,778
Total deposits	601,614	581,488
Borrowed money	110,711	124,365
Other liabilities	4,293	6,640
Total liabilities	716,618	712,493

Stockholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 20,500 shares issued
and outstanding at September 30, 2009 and December 31, 2008	20,569	20,507
Common stock, $0.01 par value, 20,000,000 shares authorized; 9,062,727 shares issued at September 30, 2009 and December 31, 2008, 7,526,854 shares outstanding
at September 30, 2009, and 7,515,957 shares outstanding at December 31, 2008	48,587	48,099
Retained earnings	34,270	36,089
Accumulated other comprehensive income	564	25
Total stockholders' equity	103,990	104,720
Total liabilities and stockholders' equity	$820,608	$817,213

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Operations (unaudited)
(Dollars in thousands, except share and per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Interest Income:
Loans	$8,376	$9,416	$25,176	$28,160
Investment securities	1,077	1,377	3,623	3,952
Interest-bearing deposits	28	13	46	149
Total interest income	9,481	10,806	28,845	32,261

Interest Expense:
Deposits	2,791	3,997	9,515	13,397
Borrowed funds	1,156	1,427	3,480	3,783
Total interest expense	3,947	5,424	12,995	17,180

Net interest income	5,534	5,382	15,850	15,081
Provision for loan losses	3,975	720	6,825	1,815
Net interest income after provision for loan losses	1,559	4,662	9,025	13,266

Noninterest Income:
Service charges on deposit accounts	859	802	2,427	2,256
Mortgage banking income	215	169	975	650
Other loan fees	36	84	175	296
Dividends on FHLB stock	-	40	-	168
Income from bank-owned life insurance	202	195	570	571
Net gain on sale of assets	952	13	1,016	275
Other noninterest income	237	189	603	549
Total noninterest income	2,501	1,492	5,766	4,765

Noninterest Expense:
Compensation and benefits	2,570	2,553	7,588	7,601
Occupancy and equipment expense	632	662	1,958	2,012
Professional fees	233	200	707	639
Amortization of intangible assets	81	126	243	402
FDIC deposit insurance	232	25	825	58
Valuation adjustment on other real estate owned	-	-	175	-
Restructuring expense	-	-	-	220
Impairment of securities	333	468	547	468
Other noninterest expenses	1,148	1,111	3,362	3,330
Total noninterest expense	5,229	5,145	15,405	14,730

Net income (loss) before income tax expense (benefit)	(1,169)	1,009	(614)	3,301
Income tax expense (benefit)	(672)	187	(887)	647
Net income (loss)	(497)	822	273	2,654
Dividends on preferred stock	262	-	774	-

Net income (loss) available to common stockholders	$(759)	$822	$(501)	$2,654

Net income (loss) per common share:
Basic	$(0.10)	$0.11	$(0.07)	$0.36
Diluted	$(0.10)	$0.11	$(0.07)	$0.36

Weighted average common shares outstanding:
Basic	7,419,206	7,358,086	7,405,199	7,380,236
Diluted	7,419,206	7,386,513	7,405,199	7,414,274

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share data)

			Retained	Accumulated
			Earnings	Other
	Preferred	Common	Substantially	Comprehensive
	Stock	Stock	Restricted	Income	Total
Balance, December 31, 2008	$20,507	$48,100	$36,088	$25	$104,720
Net loss	-	-	(501)	-	(501)
Accumulated discount on preferred stock	62		(62)		-
Allocation of shares purchased with loan to ESOP		137			137
Other comprehensive income, net of tax				539	539
Cash dividends of $0.125 per share			(1,235)		(1,235)
Stock option expense		79			79
Exercise of stock options		20	(20)		-
Prorata vesting of RRP grants		251			251
Balance, September 30, 2009 (unaudited)	$20,569	$48,587	$34,270	$564	$103,990

See accompanying notes to consolidated financial statements.

Citizens South Banking Corporation
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months
	Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(501)	$2,654
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,825	1,815
Depreciation	785	836
Impairment of securities	547	468
Net gain on sale of investment securities	(1,281)	(284)
Net loss on sale of other real estate owned	263	16
(Gain) loss on sale of premises and equipment	1	(7)
Writedown on other real estate owned	175	-
Deferred loan origination fees	(23)	73
Allocation of shares to the ESOP	137	137
Stock based compensation	79	43
Vesting of shares issued for the Recognition and Retention Plan	251	248
Decrease in accrued interest receivable	292	634
Amortization of intangible assets	243	402
Increase in other assets	(3,939)	(1,106)
Decrease in other liabilities	(2,258)	(480)
Net cash provided by operating activities	1,596	5,449
Cash flows from investing activities:
Net (increase) decrease in loans	4,567	(69,545)
Proceeds from the sale of investment securities	47,977	31,808
Proceeds from the sale of premises and equipment	815	15
Proceeds from the sale of other real estate owned	2,185	295
Maturities and prepayments of investment securities, available-for-sale	15,911	13,739
Purchases of investment securities, available-for-sale	(32,183)	(38,629)
Purchases of investment securities, held-to-maturity	(11,086)	-
(Purchase) sale of FHLB stock	644	(1,120)
Purchases of premises and equipment	(135)	(213)
Net cash provided by (used in) investment activities	28,695	(63,650)
Cash flows from financing activities:
Net increase (decrease) in deposits	20,127	(5,837)
Net increase (decrease) in borrowed money	(13,654)	51,234
Dividends paid	(1,236)	(1,875)
Issuance of common stock for options	-	54
Repurchase of common stock	-	(1,019)
Post retirement benefit accrual	-	(350)
Increase (decrease) in advances from borrowers for insurance and taxes	(89)	179
Net cash provided by financing activities	5,148	42,386
Net increase (decrease) in cash and cash equivalents	35,439	(15,815)
Cash and cash equivalents at beginning of year	10,057	29,739
Cash and cash equivalents at end of year	45,496	13,924

Supplemental non-cash investing activity:
Reclassification of loans to other real estate owned	$3,330	$596

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated balance sheet at December 31, 2008, was derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and other-than-temporary impairments on securities.  Actual results could differ from those estimates.

In management’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim financial statements as of and for the three- and nine-month periods ended September 30, 2009 and 2008 and have been included as required by Regulation S-X Rule 10-01.  The accompanying unaudited consolidated financial statements include the accounts of Citizens South Banking Corporation (the “Company”) and its wholly-owned subsidiary, Citizens South Bank (the “Bank”).  All significant intercompany transactions have been eliminated in consolidation.  Certain amounts reported in prior periods have been reclassified to conform to the current presentation.  Such reclassifications had no effect on total assets, net income (loss), or stockholders’ equity as previously reported.  Results for the three- and nine-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2009.

Note 2 - Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(revised 2007), Business Combinations, Accounting Standards Codification (“ASC”) 805, Business Combinations) “ASC 805”, which replaces SFAS No. 141.  ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination.  ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations.  Under ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree.  ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.  In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired.  Under this statement, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired.  This statement is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 805 on January 1, 2009, had no material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133 (ASC 815-10-65-1, Transition and Effective Date Related to FASB Statement No. 161) “ASC 815”. ASC 815 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. ASC 815 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, ASC 815 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 on January 1, 2009, had no material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (ASC 855, Subsequent Events) “ASC 855”.  ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this statement effective for the quarterly period ended June 30, 2009, and its adoption had no material impact on the Company’s financial condition or results of operations.  See Note 11 for additional information.

 In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting Principles) “ASC 105”. ASC 105 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The codification is effective for these third quarter financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be referenced in accordance with the codification.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

1) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly  (ASC 820-10-65-4,  Transition Related to FASB Staff Position FAS 157-4 ), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s statement of operations and balance sheet.

2) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65-1, Transition Related to FSP FAS 107-1 and APB 28-1 ), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009 and only amends the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this FSP during the second quarter of 2009. See Note 10 for additional information.

3) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-65-1, Transition Related to FSP FAS 115-2 and FAS 124-2 ), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial statements.

Note 3 – Earnings (Loss) per Share

The Company is required to report both basic and diluted earnings (loss) per share (“EPS”).  Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income (loss) available to common stockholders by the sum of the weighted average number of common shares outstanding for the period and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options.  In determining the number of shares of potential common stock, the treasury stock method was applied.  The treasury method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

For the nine-month periods ended September 30, 2009 and 2008, options to purchase 796,967 shares and 754,290 shares, respectively, were excluded from the calculation of diluted earnings per share because the option exercise price exceeded the average closing price of the associated shares of common stock during the respective periods.  The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2009 and 2008:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)

Net income (loss) available to common stockholders	$(759)	$822	$(501)	$2,654

Shares used in the computation of EPS:
Weighted avg. number of shares outstanding	7,419,206	7,358,086	7,405,199	7,380,236
Incremental shares from assumed exercise of stock options and restricted stock	-	28,427	-	34,038
Weighted average number of shares outstanding - diluted	7,419,206	7,386,513	7,405,199	7,414,274

Diluted EPS	$(0.10)	$0.11	$(0.07)	$0.36

Note 4 – Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments. Information concerning the Company’s other comprehensive income for the nine-month periods ended September 30, 2009 and 2008 is as follows:

	Nine Months
	Ended September 30,
	2009	2008
	(Dollars in thousands)

Net income (loss) available to common stockholders	$(501)	$2,654

Other comprehensive income (loss):
Items of other comprehensive income (loss), before tax
Unrealized gains (losses) arising during period	2,159	(1,504)
Reclassification for realized gains included in net income	(1,281)	(284)
Other comprehensive income (loss), before tax	878	(1,788)
Tax (expense) benefit	(339)	689
Other comprehensive income (loss)	539	(1,099)

Total comprehensive income	$38	$1,555

Note 5 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair values of investment securities as of September 30, 2009 and December 31, 2008, were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
		(Dollars in thousands)

September 30, 2009
Available for sale:
U.S. Government Agency obligations	$11,000	$38	$-	$11,038
Municipal bonds	21,213	302	(179)	21,336
Mortgage-backed securities	42,708	1,172	(59)	43,821
Corporate bonds	1,982	31	(450)	1,563
Trust preferred securities	242	-	(1)	241
Equity securities	1,049	104	(40)	1,113
Total Securities	$78,194	$1,647	$(729)	$79,112

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
		(Dollars in thousands)

September 30, 2009
Held to maturity:
U.S. Government Agency obligations	$6,000	$94	$-	$6,094
Mortgage-backed securities	5,062	140	-	5,202
Total Securities	$11,062	$234	$-	$11,296

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
		(Dollars in thousands)

December 31, 2008
Available for sale:
U.S. Government Agency obligations	$500	$3	$-	$503
Municipal bonds	26,959	91	(1,246)	25,804
Mortgage-backed securities	78,376	2,029	(130)	80,275
Corporate bonds	1,500	-	(450)	1,050
Trust preferred securities	548	-	(179)	369
Equity securities	1,256	19	(96)	1,179
Total Securities	$109,139	$2,142	$(2,101)	$109,180

Note 6 - Loans

For the nine-month period ended September 30, 2009, total loans decreased by $9.9 million, or 1.6%.  The following is a summary of loans outstanding by category at the periods presented:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Real estate:
One-to-four family residential	$85,591	$84,777
Construction	29,663	71,454
Commercial real estate	344,987	321,614
Commercial business	39,824	34,451
Consumer	116,682	114,287
Gross loans	616,747	626,583
Less:
Deferred loan fees, net and other items	(46)	(105)
Allowance for loan losses	9,499	8,026
Net loans	$607,294	$618,662

The following is a summary of construction loans outstanding at the respective dates:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Construction loans:
One-to-four family residential owner-occupied	$998	$3,449
One-to-four family residential speculative	17,090	34,481
Commercial construction	11,575	33,524
Total construction loans	$29,663	$71,454

 The following is a summary of commercial real estate loans at the periods presented:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial real estate loans:
Residential acquisition and development	$40,330	$53,327
Commercial land	41,796	40,444
Other commercial real estate	262,861	227,843
Total commercial real estate loans	$344,987	$321,614

Note 7 - Allowance for Loan Losses and Nonperforming Assets

The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses.  This methodology is set forth in a formal policy and considers all loans in the portfolio.  Specific allowances are established for certain individual loans that management considers impaired.  The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of September 30, 2009, the allowance for loan losses was $9.5 million, or 1.54% of total loans.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  An analysis of the allowance for loan losses is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Balance – Beginning of period	$8,685	$6,757	$8,025	$6,144
Add: Provision for loan losses	3,975	720	6,825	1,815
Loan recoveries	3	3	145	52
Less: Loan charge-offs	3,164	453	5,496	984
Balance – End of period	$9,499	$7,027	$9,499	$7,027

The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis, while commercial loans are evaluated individually for impairment.  The Company identifies a loan as impaired when it is probable that principal and interest will not be collected according to the contractual terms of the loan agreement.  At September 30, 2009, management determined that impaired loans totaled $17.6 million.  Such loans had valuation allowances totaling $2.4 million.  At December 31, 2008, management determined that impaired loans totaled $5.9 million.  These loans had valuation allowances totaling $861,000.

The following is a summary of nonperforming assets at the periods presented:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Nonaccrual loans	$7,679	$2,900
Accruing loans past due 90 days or more	3,019	132
Total nonperforming loans	10,698	3,032
Other real estate owned	3,444	2,601
Total nonperforming assets	$14,142	$5,633

The following is a summary of nonperforming loans at the periods presented:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

One-to-four residential permanent	$345	$198

Construction loans:
One-to-four family residential owner-occupied	-	-
One-to-four family residential speculative	1,554	693
Commercial	-	-

Commercial real estate:
Residential acquisition and development	3,510	379
Commercial land	1,884	311
Other commercial real estate	2,197	748

Commercial business	107	5
Consumer	1,101	698
Total nonperforming loans	$10,698	$3,032

Note 8 – Commitments to Extend Credit

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

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Loan commitments:
Residential mortgage loans	$11,192	$5,904
Non-residential mortgage loans	3,373	5,934
Commercial loans	2,835	457
Consumer loans	1,868	3,242
Total loan commitments	$19,268	$15,537
Unused lines of credit:
Commercial	$16,383	$26,424
Consumer	79,987	78,872
Total unused lines of credit	$96,370	$105,296

Note 9 – Fair Value Measurement

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

Level 1: Inputs to the valuation methodology are based on quoted prices in active markets for identical instruments.

Level 2: Inputs to the valuation methodology are derived from readily available pricing sources for market transactions involving similar types of instruments in active markets.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset and other factors.  Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.  Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.  The following is a description of valuation methodologies used for assets recorded at fair value. The determination of where an instrument falls in the hierarchy requires significant judgment.

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

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned –Other real estate owned are adjusted to fair value upon transfer of the loans to other real estate owned. Subsequently, these assets are carried at the lower of carrying value or fair value.  Fair value is based upon a current appraised value or other management estimate.  These assets are recorded as nonrecurring Level 3.

Assets Recorded at Fair Value on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2009
Investment securities, available-for-sale	$-	$77,558	$1,554	$79,112
Investment securities, held-to-maturity	-	11,062	-	11,062

Assets Recorded at Fair Value on a Nonrecurring Basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2009
Impaired loans	$-	$-	$17,558	$17,558
Other real estate owned	-	-	3,444	3,444

Note 10 - Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.  For cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, and accrued interest payable, fair value approximates carrying value due to their short-term nature.  The fair value for investment securities is based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using market prices for similar securities.  Fair value for variable rate loans that reprice frequently is based on the carrying value reduced by an estimate of credit losses inherent in the portfolio.  Fair value for all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans of comparable terms and credit quality.  Fair value for deposits with a stated maturity date (time deposits) are estimated by discounting cash flows from expected maturities using interest rates currently being offered for similar instruments.  The fair value for repurchase agreements and other borrowed money is based on discounted cash flows using current interest rates.  The fair value of off-balance sheet financial instruments is not considered to be material, so they are not included in the following table.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  The estimates are significantly affected by the assumptions used, including discount rates and estimates of future cash flows.  These estimates may differ substantially from amounts that could be realized in an immediate sale or settlement of the instrument. The Company has used management’s best estimates of fair values of financial instruments based on the above assumptions.  This presentation does not include certain financial instruments, nonfinancial instruments or certain intangible assets such as customer relationships, deposit base intangibles, or goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair values of financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$45,496	$45,496	$10,057	$10,057
Investment securities	90,174	90,038	109,180	108,751
Loans	616,793	628,829	626,688	639,505
Accrued interest recevable	2,317	2,317	2,609	2.609
Federal Home Loan Bank stock	4,149	4,149	4,793	4,793

Financial liabilities:
Deposits	601,614	592,402	581,488	577,876
Borrowed money	110,711	116,811	124,365	128,137
Accrued interest payable	1,702	1,702	2,472	2,472

Note 11 – Subsequent Events

Subsequent events have been evaluated through November 12, 2009, which is the date the financial statements were available to be issued.

On October 19, 2009, the Board of Directors of the Company approved and declared a regular cash dividend of four cents ($0.04) per share of common stock to stockholders of record as of November 1, 2009, payable on November 15, 2009. The Company has paid cash dividends in each of the 46 quarters since the Company’s conversion to public ownership.

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

Executive Summary

Citizens South Banking Corporation is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank").  The Company’s principal business activities are overseeing and directing the business of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The shares of common stock of the Company trade on the Nasdaq Global Market under the ticker symbol “CSBC.”  Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina.  The Bank’s principal business activity is offering FDIC-insured deposits to local customers through its 16 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities.  The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  Noninterest income includes fee income generated from deposit and loan accounts, mortgage banking fees, increases in the cash value of bank-owned life insurance policies, net gains (losses) from the sale of assets and other noninterest income items.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, amortization of intangible assets, FDIC deposit insurance premiums and other noninterest expenses.  Results of operations are also significantly affected by local economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

The following discussion is provided to assist in understanding and evaluating the Company’s results of operations and financial condition and is designed to provide a general overview of the Company’s performance for the three- and nine-month periods ended September 30, 2009 and 2008.  Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the consolidated financial statements and related notes.  Financial highlights for the comparable periods are presented in the following table.

Financial Highlights (unaudited)	At and For the	At and For the		At and For the	At and For the
(Dollars in thousands, except per share data)	Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	% Change	September 30, 2009	September 30, 2008	% Change
Summary Income Statement:
Interest income	$9,481	$10,806	-12.26%	$28,845	$32,261	-10.59%
Interest expense	3,947	5,424	-27.23%	12,995	17,180	-24.36%
Net interest income	5,534	5,382	2.82%	15,850	15,081	5.10%
Provision for loan losses	3,975	720	452.08%	6,825	1,815	276.03%

Net interest income after provision for loan losses	1,559	4,662	-66.56%	9,025	13,266	-31.97%
Noninterest income	2,501	1,492	67.63%	5,766	4,765	21.01%
Noninterest expense	5,229	5,145	1.63%	15,405	14,730	4.58%
Net income (loss) before income taxes	(1,169)	1,009	-215.86%	(614)	3,301	-118.60%
Income tax expense (benefit)	(672)	187	-459.36%	(887)	647	-237.09%
Net income (loss)	(497)	822	-160.46%	273	2,654	-89.71%
Dividends on preferred stock	262	-	NM	774	-	NM
Net income available to common stockholders	$(759)	$822	-192.34%	$(501)	$2,654	-118.88%

Per Common Share Data:
Earnings (loss):
Basic	$(0.10)	$0.11	-190.91%	$(0.07)	$0.36	-119.44%
Diluted	(0.10)	0.11	-190.91%	(0.07)	0.36	-119.44%

Weighted average shares:
Basic	7,419,206	7,358,086	0.83%	7,405,199	7,380,236	0.34%
Diluted	7,419,206	7,386,513	0.44%	7,405,199	7,414,274	-0.12%
End of period shares outstanding	7,526,854	7,516,816	0.13%	7,526,854	7,516,816	0.13%

Cash dividends paid	$0.040	$0.085	-52.94%	$0.165	$0.250	-34.00%
Book value	11.08	11.02	0.54%	11.08	11.02	0.54%
Tangible book value	7.06	6.84	3.22%	7.06	6.84	3.22%

End of Period Balances:
Total assets	$820,608	$823,030	-0.29%	$820,608	$823,030	-0.29%
Loans, net of deferred fees	616,793	628,496	-1.86%	616,793	628,496	-1.86%
Investment securities	90,174	107,522	-16.13%	90,174	107,522	-16.13%
Interest-earning assets	734,938	732,683	0.31%	734,938	732,683	0.31%
Deposits	601,614	584,928	2.85%	601,614	584,928	2.85%
Stockholders' equity	103,990	82,827	25.55%	103,990	82,827	25.55%

Average Balances:
Total assets	$831,268	$817,613	1.67%	$831,934	$794,066	4.77%
Loans, net of deferred fees	624,112	615,755	1.36%	628,826	590,554	6.48%
Investment securities	94,674	116,269	-18.57%	104,096	113,140	-7.99%
Interest-earning assets	741,974	724,949	2.35%	744,586	700,225	6.34%
Deposits	609,243	581,162	4.83%	606,446	579,810	4.59%
Stockholders' equity	103,913	82,478	25.99%	104,562	83,685	24.95%

Financial Performance Ratios:
Return on average assets	-0.36%	0.40%	-190.00%	-0.08%	0.45%	-117.78%
Return on avg common shareholders' equity	-3.61%	3.97%	-190.93%	-0.80%	4.25%	-118.82%
Noninterest income to average assets	1.20%	0.73%	64.87%	0.92%	0.80%	15.50%
Noninterest expense to average assets	2.52%	2.52%	-	2.47%	2.47%	-
Efficiency ratio	65.08%	74.85%	-13.05%	71.30%	74.22%	-3.93%

Net Interest Spread / Margin:
Yield on earning assets	5.13%	5.99%	-14.36%	5.25%	6.22%	-15.59%
Cost of funds	2.30%	3.13%	-26.52%	2.58%	3.48%	-25.86%
Interest rate spread	2.83%	2.86%	-1.05%	2.67%	2.74%	-2.55%
Net interest margin - tax equivalent (1)	3.03%	3.02%	0.33%	2.92%	2.96%	-1.35%

Credit Quality Data:
Allowance for loan losses	9,499	7,027	35.18%	9,499	7,027	35.18%
Net charge-offs	3,161	450	602.44%	5,352	932	474.25%

Nonperforming loans (NPL's)	$10,698	$3,335	220.78%	$10,698	$3,335	220.78%
Other real estate owned (OREO)	3,444	1,214	183.69%	3,444	1,214	183.69%
Nonperforming assets (NPA's)	14,142	4,549	210.88%	14,142	4,549	210.88%

ALLL to total loans	1.54%	1.12%	37.74%	1.54%	1.12%	37.74%
Net charge-offs to average loans (annualized)	2.03%	0.29%	593.04%	1.16%	0.20%	485.14%
NPL's to total loans	1.73%	0.53%	226.87%	1.73%	0.53%	226.87%
NPA's to total assets	1.72%	0.55%	211.80%	1.72%	0.55%	211.80%
NPA's to total loans & OREO	2.28%	0.72%	215.63%	2.28%	0.72%	215.63%

Capital Ratios:
Tangible common equity	6.72%	6.59%	1.97%	6.72%	6.59%	1.97%
Bank-only regulatory capital ratios:
Tier 1	10.53%	8.41%	25.21%	10.53%	8.41%	25.21%
Total risk-based	14.41%	10.79%	33.55%	14.41%	10.79%	33.55%
Tier 1 risk-based	13.26%	9.76%	35.86%	13.26%	9.76%	35.86%
Tangible equity	10.53%	8.41%	25.21%	10.53%	8.41%	25.21%

NM = Not meaingful
(1) Includes tax equivalent adjustments of $139,000, 136,000, $425,000 and $394,000 for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, respectively.

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

Other-Than-Temporary Impairment of Securities.  On at least a quarterly basis management reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment.  Effective September 30, 2009, management evaluated the Company’s investment portfolio and determined that a $333,000 impairment on a $1.0 million trust preferred collateralized debt obligation was other-than-temporary.  Management had previously determined that the $468,000 impairment on this security as of September 30, 2008, was other-than-temporary.  These impairments have reduced the carrying balance on this security to $241,000.  This investment is collateralized by trust preferred securities that were issued by a pool of 40 banks operating throughout the country.  Management determined that the impairment was other-than-temporary because 1) eight of the original 40 banks had defaulted or deferred on their payments; 2) the security, which had an original credit rating of “A-”, had been downgraded to “C”; and 3) the interest rate of LIBOR plus 105 basis points on this security was well below the current pricing for current bank capital.  Management determined that it was unlikely that the pricing for bank capital would return to a level consistent with the pricing on the Company’s security in the foreseeable future.  The fair value was prepared using a discounted cash flow model using a 15% discount rate.  The Company uses valuation techniques that it believes are appropriate and which are consistently applied.  A fair value hierarchy is used to prioritize valuation inputs into the following three levels to determine fair value:

Level 1:  Quoted prices in active markets for identical assets or liabilities.
Level 2:  Observable inputs other than the quoted prices included in Level 1.
Level 3:  Unobservable inputs.

Due to the lack of liquidity in this equity investment, the security was valued using Level 3.

Effective September 30, 2009, management evaluated the Company’s investment portfolio and determined that all other unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future.  The Company has the ability to hold these investments to maturity if necessary in order to recover any temporary losses that may presently exist.  As a result, management did not consider any additional unrealized losses as “other-than-temporary” as of September 30, 2009.

Comparison of Financial Condition

Assets.  Total assets of the Company increased by $3.4 million, or 0.4%, from $817.2 million at December 31, 2008, to $820.6 million at September 30, 2009.  This increase was primarily due to a $35.0 million increase in interest-earning bank balances, which was partly offset by a $19.0 million decrease in total investment securities, a $9.9 million decrease in loans and a $1.5 million decrease in premises and equipment.

Interest-earning bank balances, which include the Bank’s deposits at the Federal Reserve Bank, increased by $35.0 million from $613,000 at December 31, 2008, to $35.6 million at September 30, 2009.  This increase was primarily attributable to excess cash generated by deposit growth of $20.1 million, a $9.9 million decrease in loans and a $19.0 million decrease in total investment securities.  These increases in interest-earning bank balances were partly offset by a $13.7 million decrease in borrowed money.   Management expects that the level of interest-bearing bank balances will be substantially reduced in the first half of 2010 as this excess liquidity is invested in loans and investment securities.

During the nine-month period ended September 30, 2009, loans receivable decreased by $9.9 million, or 1.6%, to $616.8 million.  This decrease in loans was primarily due to a $17.4 million, or 50.4%, decrease in one-to-four family speculative construction loans, a $21.9 million, or 65.5%, decrease in commercial construction loans, and a $13.0 million, or 34.4%, decrease in residential acquisition and development loans.  One-to-four family speculative construction loans decreased to $17.1 million due to reduced demand during the period. Also, the Company created a new mortgage loan program for these speculative construction loans which is available only to qualified borrowers purchasing new owner-occupied residential properties.  This program offers loans with an attractive interest rate over a 30-year amortization period and no origination fees. The total amount of loans that were financed under this program was $7.2 million at September 30, 2009.  Commercial construction loans decreased to $11.6 million primarily due to the conversion of several larger commercial projects from construction status to permanent status during the period, a decrease in local loan demand and a reduced interest by the Company in these types of loans.  The decrease in residential acquisition and development loans to $40.3 million was primarily due to decreased originations of new projects and sales of lots in existing projects.

The decreases in construction and residential acquisition and development loans were partly offset by a $35.0 million, or 15.4%, increase in other commercial real estate loans, a $5.4 million, or 15.6%, increase in commercial business loans, a $1.3 million, or 3.3% increase in commercial land loans, and a $2.4 million, or 2.1%, increase in consumer loans.  The Company’s growth in other commercial real estate loans to $260.9 million has been diversified and includes collateral such as investment and owner-occupied office space, retail properties that include a credit tenant, investment retail, and industrial.  Commercial business loans have increased to $39.8 million primarily due to the Company’s expansion into the Charlotte market during the year and an increased focus on developing complete banking relationships with operating companies. The slight increases in commercial land loans to $41.8 million and consumer loans to $116.7 million was due to normal lending activity during the period.

While the economy in the Charlotte region has generally outperformed most other large metropolitan areas of the country during the ongoing economic slowdown, the economy in the Charlotte region continued to slow during 2009.  As a result, the Company’s loan production slowed to $104.2 million during the first nine months of 2009 as compared to $216.1 million during the first nine months of 2008.    A continued slowdown in the local economy would have a negative impact on the Company’s ability to generate loan growth. Management will seek to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even if the local economy continues to slow.

During the nine-month period ended September 30, 2009, investment securities decreased by $19.0 million, or 17.4%, to $90.2 million.  The decrease was primarily due to the sale of $48.0 million of investment securities and the normal maturities and principal amortization of $15.9 million.  Also, during the period, the Company purchased $43.3 million of investments securities.  The sales of investment securities during the period were primarily due to a restructuring of the investment portfolio in an effort to reduce potential interest rate risk in a rising interest rate environment.  Management expects the investment portfolio to decrease as a percentage of total assets over the next 12 months as the Bank’s excess liquidity is invested in higher-yielding assets.

Other real estate owned, which includes all properties acquired by the Company through foreclosure, totaled $3.4 million at September 30, 2009, compared to $2.6 million at December 31, 2008.   At September 30, 2009, other real estate owned consisted of 13 one-to-four family residential dwellings, 22 residential lots, one parcel of commercial land, and one commercial office building.  During the first nine months of 2009, the Company foreclosed on 21 residential lots, nine residential properties, one parcel of commercial land and one commercial office building.  Also, during the same period, the Company sold eight foreclosed residential properties and one foreclosed commercial property for a net loss of $263,000 and reduced the book value of two additional properties by $175,000 due to a drop in real estate prices for comparable properties.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition and are located in the Bank’s primary lending area.  Management will continue to aggressively market foreclosed properties for a timely disposition.

Premises and equipment decreased by $1.5 million, or 8.7%, to $15.4 million at September 30, 2009.  This decrease was primarily due to the sale of a branch site for $809,000 and normal depreciation.  During the third quarter of 2009, the Company sold its branch site in Indian Trail, North Carolina in a sale leaseback transaction.  A full-service office will be constructed on the site and the Bank is expected to occupy the office in the first quarter of 2010.  This new office will replace an existing full-service leased office located near the new site.  Also, during the third quarter of 2009, the Company transitioned a loan production office located in a leased facility in Charlotte, North Carolina into a full-service branch which focuses on servicing commercial customers.  Finally, in the fourth quarter of 2009, the Company plans to transition its Downtown Gastonia full-service branch office into a commercial servicing branch and an expanded operations center.  No other significant changes to the Company’s premises and equipment are anticipated for the remainder of 2009.

As of September 30, 2009, the Company had a $1.8 million deferred tax asset.  Management believes that the Company will generate an adequate level of earnings in the future in order to maintain the deferred tax asset on the Company’s books.

Liabilities. Total liabilities increased by $4.1 million, or 0.6%, from $712.5 million at December 31, 2008, to $716.6 million at September 30, 2009.  This increase was primarily due to a $20.1 million increase in total deposits, which was partly offset by a $13.7 million decrease in borrowed money.

During the first nine months of 2009, total deposits increased by $20.1 million, or 3.5%, to $601.6 million at September 30, 2009. This increase in deposits was fueled in part by positive publicity that the Company received relating to our nationally recognized program for utilization of funds received from the U.S. Treasury CPP for low interest mortgage loans.  The Company’s low interest rate mortgage program was featured in an article in The Washington Post and was subsequently covered by several other nationally recognized print and electronic media organizations. Our deposit growth was also partly due to a flight to safety as funds moved from weaker financial institutions and brokerage accounts as well as a continued emphasis on increasing the Company’s number of retail and business customers through employee incentive plans and enhanced treasury service products.  During the first nine months of 2009 demand deposits (checking accounts) increased by $25.1 million, or 20.4%, to $147.8 million, money market deposit accounts increased by $12.5 million, or 12.1%, to $115.7 million, and savings accounts increased by $291,000, or 2.7%, to $11.0 million. Time deposits decreased $17.7 million during the nine-month period.  This decrease was primarily due to some above-market pricing by some local competitors.  The Company will continue to actively market the Company’s deposit products at pricing points that management believes to be profitable. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market.   While the Company does not actively solicit or obtain brokered deposits, this is an alternative funding source that may be used from time to time for additional loan growth or liquidity needs. At September 30, 2009, brokered deposits totaled $99,000.

Borrowed money decreased by $13.7 million, or 11.0%, to $110.7 million from December 31, 2008 to September 30, 2009.  This decrease was primarily due to the repayment of short-term Federal Home Loan Bank (“FHLB”) advances that were obtained primarily for the purpose of funding loan growth.  Funds generated from growth in deposits were used to repay these short-term FHLB advances.  Additional borrowed money may be used in the future to fund additional loan growth, or purchase investment or mortgage-backed securities.

Stockholders’ Equity.  Total stockholders’ equity decreased by $730,000, or 0.7%, from $104.7 million at December 31, 2008, to $104.0 million at September 30, 2009.  During the first nine months of 2009, the Company paid $1.2 million in dividends on common stock and incurred a net loss of $501,000.  These decreases in capital were partly offset by a $539,000 increase in the unrealized gain on available-for-sale securities.  The increase in unrealized gains on available-for-sale securities was primarily due to decreases in market interest rates during the period which resulted in higher market values for these securities.

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008

General.  Net loss available to common stockholders for the three months ended September 30, 2009, amounted to $759,000, or $0.10 per diluted share, as compared to net income of $822,000, or $0.11 per diluted share, for the three months ended September 30, 2008.  This change was largely due to a $3.3 million increase in the loan loss provision arising as a result of a slowing local economy.  Also, during the quarter ended September 30, 2009, the Company paid $262,000 in dividends on $20.5 million of preferred stock issued by the U.S. Treasury, as compared to no preferred dividend payments during the quarter ended September 30, 2008.

Net interest income.  Interest income decreased by $1.3 million, or 12.3%, to $9.5 million for the third quarter of 2009, primarily as a result of a 400 basis point decrease in short-term market interest rates during 2008.  With approximately 46% of the Company’s loan portfolio scheduled to reprice on a monthly basis, the Company’s average yield on earning assets decreased by 86 basis points over the comparable periods to 5.13% for the quarter ended September 30, 2009. The Company was able to offset some of the negative effects of this decrease in yield through asset growth.  Average interest-earning assets increased by $17.0 million, or 2.4%, to $742.0 million for the three months ended September 30, 2009. The increase in average interest-earning assets was primarily the result of an $8.3 million, or 1.4%, increase in average outstanding loans to $624.1 million for the 2009 quarter.

Interest expense decreased by $1.5 million, or 27.2%, for the comparable periods to $3.9 million for the third quarter of 2009.  This decrease in interest expense was largely due to lower market interest rates, which resulted in an 83 basis point decrease in the average cost of funds to 2.30% for the quarter ended September 30, 2009.  In addition, to the lower cost of funds, the Company’s average interest-bearing liabilities decreased by $7.9 million, or 1.1%, to $677.9 million for the three months ended September 30, 2009. Average interest-bearing liabilities decreased primarily as a result of a $34.7 million, or 23.9%, decrease in average interest-bearing borrowings, which was partly offset by a $26.8 million, or 5.0%, increase in average interest-bearing deposits.

The Company’s net interest margin increased by one basis point to 3.03% for the quarter ended September 30, 2009, compared to 3.02% for the quarter ended September 30, 2008.  This slight increase in the net interest margin was the result of the cost of funds falling at a faster rate than the yield on assets. On a linked-quarter basis, the Company’s net interest margin increased 11 basis points from 2.92% for the second quarter of 2009 to 3.03% for the third quarter of 2009.  While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, the Federal Reserve Board’s action to lower short-term interest rates by 200 basis points in the fourth quarter of 2008 had a more pronounced negative impact in the first three months following the decrease.  The short-term negative effects of this decrease in short-term interest rates have been mostly offset by time deposits that matured over the next 12 months and repriced at a lower cost to the Company.

Provision for loan losses.  Due to the general weakness in the local economy and an increase in nonperforming assets, the Company increased its provision for loan losses to $4.0 million for the third quarter of 2009 compared to $720,000 for the third quarter of 2008.  As a result, the allowance for loan losses was $9.5 million, or 1.54% of total loans, as of September 30, 2009, compared to $7.0 million, or 1.12% of total loans, as of September 30, 2008.  While the Company’s credit quality continues to compare favorably with industry peers, the continued decline in local economic conditions has resulted in an upward trend in the Company’s loan delinquency ratios.   The Company’s ratio of non-performing assets to total assets increased from 0.53% at September 30, 2008, to 1.73% at September 30, 2009. A substantial portion of the Company’s nonperforming loans at September 30, 2009, was secured by real estate located in the Company’s normal lending market.  Net chargeoffs, annualized, totaled $3.2 million, or 2.04% of average loans, during the third quarter of 2009 compared to $1.2 million, or 0.28% of average loans, during the third quarter of 2008. Based on a recent review of the Company’s loan portfolio by the Bank’s federal regulator and minor improvements in the local economy, management believes that its problem loans are manageable.  However, management expects that the Company will continue to experience larger than normal loan loss provisions over the foreseeable future.

Noninterest income.  Noninterest income increased by $1.0 million, or 67.6%, to $2.5 million for the three months ended September 30, 2009, as compared to $1.5 million for the three months ended September 30, 2008. This increase was largely attributable to a $939,000 increase in the net gain on sale of assets during the comparable periods.  During the third quarter of 2009 the Company sold four residential properties that were acquired through foreclosure at a net loss of $19,000 and $27.3 million in investment securities for a net gain of $973,000.  The Company also sold a parcel of land to be leased as a future branch office at a loss of $2,000.  During the third quarter of 2008 the Company recognized a $1,000 net gain on the sale of $5.8 million in investment securities, a $6,000 gain on the sale of $112,000 in real estate owned, and a $6,000 gain on the sale of $15,000 in miscellaneous fixed assets.

The remainder of the increase in noninterest income was primarily due to a $57,000 increase in fees on deposits, a $46,000 increase in mortgage banking fee income, and a $48,000 increase in other noninterest income.   The increase in the number of demand deposit customers over the past year contributed to the improvement in deposit fee income. Mortgage banking fees were higher primarily due to increased refinancing activity in the local housing market as a result of lower long-term mortgage rates.  Other fee income increased primarily due to an increase in the fair value adjustment on deferred compensation assets, which is directly offset by a corresponding decrease in noninterest expense, resulting in no net impact on earnings.

These increases in noninterest income were partly offset by a $40,000 decrease in dividends on FHLB stock and a $48,000 decrease in other loan fees. The FHLB suspended its dividend in 2008, resulting in no dividend payments during the first half of 2009.  In the third quarter of 2009 the FHLB reinstated the dividend at a rate of 0.4%, which was a much lower rate than the 5.0% dividend rate paid in 2008.  The reduction in other loan fee income was largely due to reduced construction loan activity resulting from the economic slowdown that is expected to last through 2009 and into 2010.

Noninterest expense. Noninterest expense increased by $84,000, or 1.6%, to $5.2 million for the quarter ended September 30, 2009.  The primary reasons for this increase were a $207,000 increase in FDIC deposit insurance premiums, a $33,000 increase in professional fees, and a $37,000 increase in other noninterest expenses.  The increase in FDIC insurance premiums was due to the fact that the FDIC revised the formula for calculating deposit insurance premiums in an effort to replenish the deposit insurance fund, resulting in higher deposit insurance premiums for the Bank.  These deposit premium increases are expected to continue throughout the foreseeable future.  The FDIC may charge special assessments or make further adjustments in the formula used to calculate future deposit insurance premiums if needed. Professional fees primarily increased due to higher legal fees resulting in part from changes in various rules and regulations impacting the operation of the Company.  Other noninterest expenses increased primarily due to higher collection expenses resulting from an increased number of past due loans.

These increases in noninterest expense were partly offset by a $30,000 decrease in occupancy and equipment expense, a $45,000 decrease in the amortization of intangible assets and a $135,000 decrease in the impairment of securities.  The decrease in occupancy and equipment expense was largely due to the expiration of depreciation expense related to the Company’s core processing system. The amortization of intangible assets is expected to continue to decrease as the amount of the core deposit intangible decreases.  The impairment of securities during both periods was attributable to the same $1.0 million pooled trust preferred security.

Income taxes. Income taxes amounted to a benefit of $672,000 for the quarter ended September 30, 2009.  This benefit was largely due to the fact that nontaxable income generated from interest earned on bank-qualified municipal securities and loans exceeded the Company’s provision for taxable income.  This nontaxable income was primarily generated from interest earned on bank-qualified municipal securities and increases in cash value on bank-owned life insurance policies.  The Company invests in tax-advantaged sources of income to reduce its overall tax burden.  However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase.  During the third quarter of 2008 the Company’s income tax expense totaled $187,000, or 18.5% of taxable income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008

General.  Net loss available to common stockholders for the nine months ended September 30, 2009, amounted to $501,000, or $0.07 per diluted share, as compared to net income of $2.7 million, or $0.36 per diluted share, for the nine months ended September 30, 2008.  This decrease was largely due to increased credit losses arising as a result of a slowing economy and a special assessment by the FDIC that was charged to all FDIC-insured financial institutions. Also, during the nine months ended September 30, 2009, the Company paid $774,000 in dividends on $20.5 million of preferred stock issued by the U.S. Treasury, as compared to no preferred dividend payments during the nine months ended September 30, 2008.

Net interest income.  Interest income decreased by $3.4 million, or 10.6%, to $28.8 million for the nine months ending September 30, 2009, primarily as a result of a 400 basis point decrease in short-term market interest rates during 2008.  With approximately 46% of the Company’s loan portfolio scheduled to reprice on a monthly basis, the Company’s average yield on earning assets decreased by 97 basis points for the comparable periods to 5.25% for the nine months ended September 30, 2009. The Company was able to offset some of the negative effects of this decrease in yield through asset growth. Average interest-earning assets increased by $44.4 million, or 6.3%, to $744.6 million for the nine months ended September 30, 2009. The increase in average interest-earning assets was primarily the result of a $38.2 million, or 6.5%, increase in average outstanding loans to $628.8 million for the nine-month period ended September 30, 2009.

Interest expense decreased by $4.2 million, or 24.4%, for the comparable periods to $13.0 million for the nine months ended September 30, 2009.  This decrease in interest expense was largely due to lower market interest rates, which resulted in a 90 basis points decrease in the average cost of funds to 2.58% for the nine months ended September 30, 2009. This benefit of lower costing liabilities was partly offset by a $19.0 million, or 2.9%, increase in the average balance of interest-bearing liabilities to $678.4 million for the nine months ended September 30, 2009. Average interest-bearing liabilities increased primarily as a result of a $25.0 million, or 4.7%, increase in average interest-bearing deposits which was partly offset by a $6.1 million, or 5.0%, decrease in average borrowed money.

As a result of the decrease in short-term interest rates during the periods, the Company’s net interest margin decreased by four basis points to 2.92% for the nine months ended September 30, 2009, compared to 2.96% for the nine months ended September 30, 2008. This decrease in the net interest margin was primarily the result of yields on earning assets falling at a faster rate than the cost of funds. However, on a linked-quarter basis, the Company’s net interest margin increased by 11 basis points from 2.92% for the second quarter of 2009 to 3.03% for the third quarter of 2009.  While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, the Federal Reserve Board’s action to lower short-term interest rates by 200 basis points in the fourth quarter of 2008 had a more pronounced negative impact during the first three months following the decrease.  The short-term negative effects of the decrease in interest rates have been mostly offset by time deposits that matured   and repriced at a lower cost to the Company.

Provision for loan losses. Due to the general weakness in the local economy and an increase in nonperforming assets, the Company increased its provision for loan losses to $6.8 million for the first nine months of 2009, compared to $1.8 million for the first nine months of 2008.  As a result, the allowance for loan losses was $9.5 million, or 1.54% of total loans, as of September 30, 2009, compared to $7.0 million, or 1.12% of total loans, as of September 30, 2008. While the Company’s credit quality continues to compare favorably with industry peers, the continued decline in local economic conditions has resulted in an upward trend in the Company’s loan delinquency ratios.   The Company’s ratio of non-performing assets to total assets increased from 0.53% at September 30, 2008, to 1.73% at September 30, 2009. A substantial portion of the Company’s nonperforming loans at September 30, 2009, was secured by real estate located in the Company’s normal lending market.  Net charge offs totaled $5.4 million, or 1.13% (annualized) of average loans, during the nine months ended September 30, 2009 compared to $932,000, or 0.20% (annualized) of average loans, for the nine months ended September 30, 2008.  Based on a recent review of the Company’s loan portfolio by the Bank’s federal regulator and minor improvements in the local economy, management believes that problem loans are manageable.  However, management expects that the Company will continue to experience larger than normal loan loss provisions over the foreseeable future.

Noninterest income.  Noninterest income increased by $1.0 million, or 21.0%, to $5.7 million for the nine months ended September 30, 2009. This increase was largely attributable to a $742,000 increase in the net gain on sale of assets for the comparable periods.  During the first nine months of 2009, the Company sold ten residential properties and one commercial property totaling $2.2 million that were acquired through foreclosure at a net loss of $263,000. The Company also sold $48.0 million in investment securities at a net gain of $1.3 million and $815,000 of land and other miscellaneous assets at a loss of $1,000.  During the first nine months of 2008 the Company recognized a $284,000 net gain from the sale of $31.8 million in investment securities and $16,000 in net losses from the sale of $295,000 in foreclosed properties and a $7,000 gain from the sale of $15,000 in miscellaneous fixed assets.

The remainder of this increase in noninterest income was partly due to a $172,000 increase in fees on deposits, a $325,000 increase in mortgage banking fee income and a $54,000 increase in other noninterest income.   The increase in the number of demand deposit customers over the past year contributed to the improvement in deposit fee income.  Mortgage banking fee income was higher primarily due to increased refinancing activity in the housing market as a result of lower long-term mortgage rates.  Other noninterest income increased due to mark-to-market adjustments made to the Company’s deferred compensation assets.  This mark-to-market entry was directly offset by a corresponding adjustment to compensation, resulting in no impact on the Company’s net income.

These increases were partly offset by a $168,000 decrease in dividends on FHLB stock and a $122,000 decrease in other loan fees.  The FHLB suspended its dividend in 2008, resulting in no dividend payments during the first half of 2009.  The FHLB reinstated the dividend during the third quarter of 2009 at a rate of 0.4% which was substantially lower than the 5.0% dividend rate paid in 2008.  The reduction in fee income from lending activities was largely due to reduced construction loan activity resulting from the economic slowdown that is expected to last through 2009.

Noninterest expense. Noninterest expense increased by $675,000, or 4.6%, to $15.4 million for the nine months ended September 30, 2009.  The primary reasons for this increase were a $175,000 writedown on a foreclosed residential property, a $79,000 increase in the impairment on securities, a $767,000 increase in FDIC deposit insurance premiums, a $68,000 increase in professional fees and a $32,000 increase in other noninterest expense.  The writedown on the foreclosed property was the result of a softening in residential sales prices for similarly priced properties located near the Company’s foreclosed property.  Additional valuation adjustments on foreclosed properties may be recognized if sales prices for local properties continue to soften. The other-than-temporary impairment was on two equity investments and a pooled trust preferred security.  The first equity investment was common stock in the Company’s correspondent bank, which was taken into receivership by the FDIC during the second quarter of 2009. The other equity investment was common stock in a closely held trust company that was determined to be other-than-temporarily impaired due to declining balances of assets under management and a declining customer base.  The Bank took a $333,000 and a $468,000 impairment on the same $1.0 million pooled trust preferred security for the nine-month periods ended September 30, 2009, and September 30, 2008, respectively. The FDIC insurance premiums increased due to the fact that the FDIC revised the formula for calculating deposit insurance premiums in an effort to replenish the deposit insurance fund, resulting in higher deposit insurance premiums for the Bank.  These deposit premium increases are expected to continue for the foreseeable future.  In addition, the FDIC charged all FDIC-insured financial institutions a special assessment of five basis points on total assets at September 30, 2009, which resulted in an additional premium expense of $380,000 for the second quarter of 2009.  The FDIC may charge one or more additional special assessments in the future if needed. The increase in professional fees was partly due to increased legal fees paid for services related to ensuring compliance with TARP restrictions.  The increase in noninterest expenses was primarily related to increase collection expenses resulting from an elevated level of past due loans over the comparable periods.

These increases in noninterest expense were partly offset by a $220,000 reduction in restructuring expenses, a $12,000 reduction in compensation and benefits, a $159,000 decrease in the amortization of intangible assets, and a $55,000 reduction in occupancy and equipment expense.  The restructuring expense was attributable to severance payments made to various employees whose positions were eliminated during the first quarter of 2008.  As a part of the restructuring, four positions were eliminated and three leased loan production offices were consolidated into existing facilities.  No additional expenses are expected in conjunction with the reorganization. As a result of this reorganization in 2008, the Company’s compensation and benefits decreased during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.  The amortization of intangible assets is expected to continue to decrease as the amount of the core deposit intangible decreases.  The decrease in occupancy and equipment expense was largely due to the expiration of depreciation expense related to the Company’s core processing system.

Income taxes. Income taxes amounted to a benefit of $887,000 for the nine months ended September 30, 2009.  This benefit was largely due to the fact that nontaxable income generated from interest earned on bank-qualified municipal securities and loans exceeded the Company’s provision for taxable income.  This nontaxable income was primarily generated from interest earned on bank-qualified municipal securities and increases in cash value on bank-owned life insurance policies.  The Company invests in tax-advantaged sources of income to reduce its overall tax burden.  However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate is expected to increase. During the nine months ending September 30, 2008 the Company’s income tax expense totaled $647,000, or 19.6% of taxable income.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $91.6 million available to draw from its line of credit with the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies, or Government Sponsored Enterprises) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $16.0 million available from an unsecured federal funds accommodation with Pacific Coast Bankers Bank (“PCBB”).  PCBB is the Company’s primary correspondent bank. The federal funds facility is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this facility are generally repaid on a daily basis at a rate determined by PCBB based on their marginal cost of funds.  Advances are limited to not more than 10 consecutive days at a time.  The Company may also solicit brokered deposits for providing funds for asset growth.  As of September 30, 2009, the Company had outstanding brokered deposits of $99,000. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At September 30, 2009, the Company had loan commitments of $19.3 million, unused lines of credit of $96.4 million, and undisbursed construction loan proceeds of $753,000.  The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise.  The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing.

Capital Resources

On December 12, 2008, the Company entered into a Letter Agreement (the "Purchase Agreement") with the U.S. Treasury pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant to purchase 428,870 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $7.17. The warrant has a ten-year term and is immediately exercisable. The warrant provides for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company's common stock, and upon certain issuances of the Company's common stock at or below a specified price relative to the then current market price of the Company's common stock. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more "qualified equity offerings," the number of shares of common stock issuable pursuant to the warrant will be reduced by one-half of the original number of shares, taking into account all adjustments. Management does not expect to such proceeds from a “qualified equity offering” prior to December 31, 2009.   Pursuant to the Purchase Agreement, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.  Both the Series A Preferred Stock and warrant are accounted for as components of Tier 1 capital.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  The Series A Preferred Stock can be repaid at any time with the approval of the OTS.  The Series A Preferred Stock is generally non-voting. Prior to December 12, 2011, and unless the Company has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, the approval of the U.S. Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement.   In addition, the U.S. Treasury placed certain restrictions on the amount and type of compensation that can be paid to certain senior level executives of the Company.

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

The Bank’s actual capital levels and regulatory capital ratios as of September 30, 2009, are presented in the following table.

Regulatory Capital Ratios:	Actual		Minimum Requirements to be Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Citizens South Bank:
Total Risk-Based Capital (to risk-weighted assets)	$90,297	14.41%	$62,671	10.00%
Tier 1 Capital (to risk-weighted assets)	83,123	13.26%	37,603	6.00%
Tier 1 Capital (to adjusted total assets)	83,123	10.53%	39,486	5.00%
Tangible Capital (to adjusted total assets)	83,123	10.53%	23,691	3.00%

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

ITEM 4.  Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) as well other filings with the SEC.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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

Any future increases in Federal Deposit Insurance Corporation insurance premiums will adversely impact our earnings.  In addition, the Federal Deposit Insurance Corporation has proposed to require the prepayment of three years of federal deposit insurance premiums.

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The special assessment was payable on September 30, 2009.  We recorded an expense of $380,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The final rule permits the Federal Deposit Insurance Corporation’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the Federal Deposit Insurance Corporation estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Federal Deposit Insurance Corporation’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.   Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period.  In addition, the Federal Deposit Insurance Corporation materially increased the general assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase substantially compared to prior periods.

On September 28, 2009, the Federal Deposit Insurance Corporation proposed to recapitalize the Deposit Insurance Fund by requiring insured institutions to prepay their insurance premiums for the quarter ending December 31, 2009 and for the years ending December 31, 2010, 2011 and 2012.  The prepayment would be due December 30, 2009.  The Federal Deposit Insurance Corporation further proposed that assessments for the years ending December 31, 2011 and 2012 would increase by three basis points, and would be based upon assumed increases in insured deposits of 5% annually through 2012.  The increase in assessment rates will result in a further increase in our Federal Deposit Insurance Corporation general insurance premium expense, and the prepayment of insurance premiums will increase our non-earning assets.

If our non-performing assets increase, our earnings will suffer.

At September 30, 2009, our non-performing assets (which consist of non-accruing loans, loans 90 or more days delinquent, and foreclosed real estate assets) totaled $14.1 million, or 1.72% of total assets, which is an increase of $8.5 million or 151.1% over non-performing assets at December 31, 2008.  At December 31, 2008, our non-performing assets were $5.6 million, or 0.69% of total assets. Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

Changes in local economic conditions could lead to higher loan charge-offs and reduce our net income and growth.

Our business is subject to periodic fluctuations based on local economic conditions in the Charlotte MSA. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur. Our operations are locally oriented and community-based. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities we serve.

Weakness in our market areas could depress our earnings and consequently our financial condition because:

•	customers may not want or need our products or services;

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing loans to borrowers may decline; and

•	the quality of our loan portfolio may decline.

Any of the latter three scenarios could require us to charge off a higher percentage of loans and/or increase provisions for credit losses, which would reduce our net income.

Because the majority of our borrowers are individuals and businesses located and doing business in the Charlotte MSA, our success will depend significantly upon the economic conditions in those and the surrounding counties. Unfavorable economic conditions in those and the surrounding counties may result in, among other things, a deterioration in credit quality or a reduced demand for credit and may harm the financial stability of our customers. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution that is able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

In addition, we have added a significant number of loans over the past five years from new relationships as we have entered new markets through acquisitions and de novo offices.  As a result, our loan portfolio may not be as seasoned as the loan portfolios of our competitors in some of these new markets, and weaknesses in these market areas could have a more negative effect on our loans compared to loans originated by our competitors in the same market areas.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of September 30, 2009, approximately 92.9% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

A substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may adversely affect our financial condition.

We own common stock of the Federal Home Loan Bank of Atlanta in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program.  The carrying value and fair market value of our Federal Home Loan Bank of Atlanta common stock was $4.1 million as of September 30, 2009.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Atlanta, could be substantially diminished or reduced to zero.  Consequently, given that there is no market for our Federal Home Loan Bank of Atlanta common stock, we believe that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future.  If this occurs, it may adversely affect our results of operations and financial condition.

If the capitalization of the Federal Home Loan Bank of Atlanta is substantially diminished and if it reduces or suspends its dividend, our liquidity may be adversely impaired if we are not able to obtain an alternative source of funding.

We may face risks with respect to future expansion.

As a strategy, we have sought to increase the size of our operations by aggressively pursuing business development opportunities. We may seek whole bank or branch acquisitions in the future. Acquisitions and mergers involve a number of risks, including:

•           the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•           the ability to finance an acquisition and possible ownership and economic dilution to existing stockholders;

•           diversion of management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the acquired institution;

•           the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on results of operations; and

•           the risk of loss of key employees and customers.

We may incur substantial costs to expand, and such expansion may not result in the levels of profits we seek.  Integration efforts for any future mergers and acquisitions may not be successful and following any future merger or acquisition, after giving it effect, we may not achieve financial results comparable to or better than our historical experience.

The loss of key personnel may adversely affect us.

Our success is, and expected to remain, highly dependent on our senior management team and key loan officers. As a community bank, our management’s extensive knowledge of and relationships in the community generate a significant portion of our business.  Successful execution of our growth strategy will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our growth and profitability.

Confidential customer information transmitted through our online banking service is vulnerable to security breaches and computer viruses, which could expose us to litigation and adversely affect our reputation and ability to generate deposits.

Citizens South Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. While we use third party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. Citizens South Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that Citizens South Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose Citizens South Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in Citizens South Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2009, the Company did not repurchase any shares of common stock.

As of September 30, 2009, the Company had repurchased a total of 3,213,911 shares, or 35.5% of the outstanding shares of common stock, at an average price of $13.06.  This stock was repurchased under a series of repurchase programs that have been authorized by the Board of Directors over the past several years.  The most recent repurchase authorization was granted by the Board of Directors in September 2008, for the repurchase of up to 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock.  As of September 30, 2009, the Company had repurchased a total of 9,476 shares at an average price of $7.91 per share and had 190,524 shares remaining to be repurchased under this plan.  On December 12, 2008, the Company entered into a Letter Agreement with the U.S. Treasury pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant to purchase 428,870 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $7.17.  As a condition for issuing the preferred stock, the U.S. Treasury limited the Company’s ability to repurchase common stock of the Company and increase its dividend payments to stockholders without receiving prior approval from the U.S. Treasury.   As a result, future repurchases of Company common stock are not anticipated for 2009.

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

Citizens South Banking Corporation

Date: November 12, 2009	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: November 12, 2009	By:	/s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer