Form 10-K
period 2009-12-31
CITIZENS SOUTH BANKING CORP
filed 2010-03-12
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

CITIZENS SOUTH BANKING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	000-23971	54-2069979
(State or other jurisdiction of	(Commission File No.)	(I.R.S. Employer
incorporation or organization)		Identification Number)

519 South New Hope Road, Gastonia, NC 28054-4040	(704) 868-5200
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(Title of class)	(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
YES ___   NO   X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  YES ___   NO   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES    X       NO ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES   X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [ X ].

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [    ]       Accelerated Filer [    ]       Non-Accelerated Filer [    ]       Smaller Reporting Company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ___   NO    X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, as reported by the Nasdaq Global Market, was approximately $29.3 million.

As of March 12, 2010, there were 7,526,854 shares of the common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)           Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

CITIZENS SOUTH BANKING CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Forward-Looking Statements

Information set forth in this Annual Report on Form 10-K contains various “forward-looking statements” that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control.  These forward-looking statements are based on assumptions with respect to future business strategies and decisions that are subject to change based on changes in the economic and competitive environment in which we operate.  Such forward looking statements can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “believe,” or “continue,” or the negative variations of such comparable terminology.  A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.   Factors that could cause such a difference include, but are not limited to, the timing and amount of revenues that may be recognized by the Company, changes in local or national economic trends, increased competition among depository and financial institutions, continuation of current revenue and expense trends (including trends affecting charge-offs and provisions for loan losses), changes in interest rates, changes in the shape of the yield curve, and adverse legal, regulatory or accounting changes and other risk factors described in Part 1., Item 1A “Risk Factors.”

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

Citizens South Banking Corporation

Citizens South Banking Corporation (also referred to as the “Company”, the “Registrant”, "We", "Us", or "Our") is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank"). The shares of common stock of the Company trade on the Nasdaq Global Market under the ticker symbol “CSBC.”  The Company is a public company, and files interim, quarterly, and annual reports with the Securities and Exchange Commission (“SEC”).  These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Citizens South Bank

Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina.  The Bank’s principal business activity is offering FDIC-insured deposits to local customers through its 16 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, and investment securities.  The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  Noninterest income primarily consists of fee income generated from deposit and loan accounts, mortgage banking fees, commissions earned from the sale of uninsured investment products, increases in the cash value of bank-owned life insurance policies, net gains from the sale of assets and other noninterest income items.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, deposit insurance, amortization of intangible assets, impairment of investments and goodwill and other noninterest expenses.  Results of operations are also significantly affected by local economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

As of December 31, 2009, the Company had total assets totaling $791.5 million with gross loans of $610.2 million and total deposits of $609.3 million.  The Company operates 16 full-service branch offices in the North Carolina Counties of Gaston, Union, Rowan, Mecklenburg, and Iredell and York County in South Carolina. The Bank’s executive office is located at 519 South New Hope Road, P.O. Box 2249, Gastonia, North Carolina 28053-2249 and its telephone number is (704) 868-5200. The Company also maintains a website at www.citizenssouth.com that includes important information on our Bank, including a list of our products and services, branch locations and current financial information.  Information on our website should not be considered a part of this Annual Report.

Lending Activities and Deposits

Loan Types and Lending Policies. The Company originates a variety of loans including residential mortgage loans, commercial real estate loans, commercial business loans, and consumer loans and within its market area.  A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area.  The Company has a diversified loan portfolio with no material concentrations to any one borrower or industry.  The Company has not been an originator or purchaser of option adjustable rate or “no documentation” portfolio loans and the Company’s loan portfolio does not include any mortgage loans that are considered “sub-prime”, which are generally considered loans made to borrowers with lower credit ratings resulting from a poor payment history.

Our lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved annually by our Board of Directors. Our Board of Directors must approve all loans in excess of $3.5 million, or in any amount to borrowers with existing exposure to us in excess of $3.5 million, or in any amount that when added to the borrower’s existing exposure to us causes such total exposure to be in excess of $3.5 million.   In addition, all unsecured loans in excess of $500,000, or in any amount that when added to a borrower’s existing unsecured exposure to us causes such unsecured exposure to be in excess of $500,000, must be approved by our Board of Directors.  Loans of $3.5 million or less, or customers with exposure (including the proposed loan) of $3.5 million or less, or unsecured loans of $500,000 or less, or customers with unsecured exposure (including the proposed loan) of $500,000 or less, as applicable, may be approved individually or jointly by our lending officers within loan approval limits delegated by our Board of Directors.  In addition, the Board of Directors has delegated “incremental” loan approval limits to certain officers which allow them to approve a new loan to an existing customer in an amount equal to, or less than, their incremental loan limit that would otherwise require approval by the Board of Directors or the additional approval of another lending officer. Any loan approved by a lending officer using their incremental loan limit must be ratified by the Board of Directors, or approved by another lending officer, as applicable, after the loan has been made.

Lending practices are reviewed on a regular basis to ensure that underwriting policies are consistently applied.  Loan originations come from a number of sources including real estate agents, home builders, walk-in customers, referrals and existing customers.  Loan officers also call on local businesses soliciting commercial products. We advertise our loan products in various print media including local newspapers as well as the Company’s website. In our marketing materials, we emphasize our community ties, personalized customer service, and an efficient underwriting and approval process. All real estate collateral is either evaluated or appraised by an independent certified appraiser in accordance with regulatory requirements.  On new loan originations, we require hazard, title and, to the extent applicable, flood insurance on all securitized property.

The amounts and types of loans outstanding over the past five years ended December 31 are shown on the following table.

	2009		2008		2007		2006		2005
(Dollars in thousands)
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

One-to-four family residential	$90,666	15%	$84,777	14%	$78,572	14%	$83,265	16%	$98,635	21%
Multifamily residential	25,577	4	23,359	4	19,717	4	21,726	4	24,594	5
Construction	22,325	4	71,454	11	90,949	16	76,505	15	62,687	14
Nonresidential real estate	315,563	52	298,255	48	254,782	45	231,265	45	185,319	39
Commercial business	38,442	6	34,451	5	33,583	6	32,202	6	30,128	6
Consumer	117,473	19	114,287	18	82,363	15	70,209	14	72,237	15
Total gross loans	610,046	100%	626,583	100%	559,966	100%	515,172	100%	473,600	100%
Less:
Deferred fees (expenses), net	(155)		(105)		10		(230)		264
Allowance for loan losses	9,189		8,026		6,144		5,764		5,104
Total loans, net	$601,012		$618,662		$553,812		$509,638		$468,232

Deposits. Our deposit products include a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts, individual retirement accounts, and term certificate accounts. We offer these products to both retail and commercial customers.  Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. We review our deposit mix and pricing weekly.  We believe that we are competitive in the type of accounts and interest rates we offer on our deposit products. We do not seek to pay the highest deposit rates, but a competitive rate. Management determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on alternative lending programs, and the deposit growth rate we are seeking to achieve. The following table sets forth information concerning our deposit accounts over the past three years as of December 31.

	2009		2008		2007
(Dollars in thousands)
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$45,830	7%	$44,971	8%	$43,571	7%
Interest-bearing demand	113,564	19	77,760	13	58,410	10
Money market deposit	118,687	19	103,271	18	129,687	22
Savings accounts	10,584	2	10,708	2	12,038	2
Time deposits	320,680	53	344,778	59	347,059	59
Total deposits	$609,345	100%	$581,488	100%	$590,765	100%

Market Area and Competition

Commercial banking is very competitive in the markets that we serve. We compete against large commercial financial institutions, other community banks, savings and loan associations, credit unions, mortgage companies, brokerage companies, and various other institutions that offer credit or solicit deposits to small businesses and consumers.  Many of our competitors have broad geographic diversity and have greater access to credit markets, lower costs of funding, higher lending limits, and greater media exposure than our Company.  However, we believe that we compete effectively in our markets by using our strong community roots and support which we have fostered over our 105 years of community banking.  Our Company encourages our employees to participate in local civic organizations and we support many local community events.  We focus on providing superior personal service to small businesses and local consumers through our network of 16 full-service offices.  We also offer a wide variety of products and services including remote deposit capture and on-line banking that compete effectively with much larger competitors.

 We consider our primary market area to be the North Carolina Counties of Gaston, Rowan, Iredell, Union, Mecklenburg, Cabarrus, Lincoln, and Cleveland, and the South Carolina County of York.  Our market area predominately centers in the suburbs surrounding the metropolitan area of Charlotte, North Carolina.  The metropolitan area of Charlotte has a diverse economic base that includes business sectors in banking and finance, insurance, manufacturing, textiles, apparel, fabricated metals, construction, health care, transportation, retail trade, telecommunications, government services, and education. In 2009, the Charlotte metropolitan area experienced decreases in housing prices, an increased unemployment rate, decreased housing starts and housing sales and decreased commercial activity.  However, the economic slowdown in the Charlotte metropolitan area has generally been less severe than the economic slowdown experienced in other large metropolitan areas of the country.

Employees

As of December 31, 2009, the Company had 121 full-time and 32 part-time employees, none of whom is represented by a collective bargaining unit.  The Company provides employee benefit programs, including an Employee Stock Ownership Plan, group life, disability, heath, and dental insurance, and paid vacation and sick leave. Management believes its working relationship with its employees is good.

Subsidiaries

Citizens South Banking Corporation is a unitary savings and loan holding company that owns all of the outstanding stock of Citizens South Bank, a federally chartered savings bank.  In addition, the Company has a wholly-owned non-consolidated subsidiary, CSBC Statutory Trust I, which is used to issue trust preferred securities.  These long term obligations qualify as tier I capital at the Bank and represent a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities.

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

Citizens South Bank is a federally chartered stock savings bank and derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS.  Under these laws and regulations, Citizens South Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of investment securities and certain other assets.  Citizens South Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Citizens South Bank, including real estate investment and securities and insurance brokerage. Citizens South Bank is subject to examination, supervision, and regulation by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer.  Citizens South Bank is also a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is a part of the Federal Home Loan Bank System (“FHLB”).  The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Citizens South Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  Citizens South Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Citizens South Bank’s loan documents.

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

Prompt Corrective Action. Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio.  For this purpose, a savings bank is placed in one of the following five categories based on the bank’s capital: 1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2009, Citizens South Bank met the criteria for being considered “well-capitalized” for all three regulatory capital standards.

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

Loans to Insiders. Citizens South Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Citizens South Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by Citizens South Bank’s Board of Directors.

Insurance of Deposit Accounts.  Citizens South Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  In October 2008, the FDIC temporarily increased the maximum insurance coverage limit from $100,000 per separately insured depositor to $250,000 per separately insured depositor.  Effective January 1, 2014, the maximum limit will return to $100,000 per separately insured depositor.  The maximum insurance coverage for self-directed retirement accounts remained unchanged at $250,000 per separately insured depositor.  The FDIC amended its risk-based deposit assessment system in 2007 to enable the FDIC to more closely tie each financial institution’s premiums with the risk it poses to the Deposit Insurance Fund under authority granted by the Federal Deposit Insurance Reform Act of 2005.  Under the risk-based assessment system the FDIC evaluated the risk of each financial institution based on three primary sources of information: 1) its supervisory rating, 2) its regulatory capital ratios, and 3) its long-term debt issuer rating, if the institution has one.  Assessment rates are determined by the FDIC and currently range from 12 to 45 cents for every $100 of domestic deposits. The Bank was assessed at an average rate of 15.1 basis points for 2009.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance. In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the late 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.1 basis points for each $100 in domestic deposits maintained at an institution.

On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on a FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. Citizens South Banking Corporation and Citizens South Bank have opted not to participate in this component of the Temporary Liquidity Guarantee Program.  The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  Citizens South Bank opted to participate in this component of the Temporary Liquidity Guarantee Program.

On May 22, 2009, the FDIC adopted a rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The special assessment was payable on September 30, 2009.  As a result, we recorded an expense of $380,000 during the second quarter of 2009 to reflect this special assessment.  In addition to the special assessment, on November 12, 2009, the FDIC board adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011 and 2012 on December 30, 2009.  This amounted to $3.9 million for our Company.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008, and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides for direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Citizens South Banking Corporation was approved for and is participating in the CPP.  The details of our participation in the CPP are set forth in Item 7. of this Annual Report.

Qualified Thrift Lender Test. As a federal savings bank, Citizens South Bank is subject to a qualified thrift lender, or “QTL,” test.  Under the QTL test, Citizens South Bank must maintain at least 65% of its portfolio assets in qualified thrift investments in at least nine months of the most recent 12-month period.  Portfolio assets generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. Qualified thrift investments include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  Qualified thrift investments also include 100% of an institution’s credit card loans, education loans and small business loans.  Citizens South Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.  A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2009, Citizens South Bank maintained approximately 74% of its portfolio assets in qualified thrift investments and satisfied the QTL test.

Federal Home Loan Bank System.  Citizens South Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions.  As a member of the FHLB of Atlanta, Citizens South Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater.  As of December 31, 2009, Citizens South Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2009, Citizens South Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in its internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

Taxation

Federal. The Company and the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations.  For federal income tax purposes, the Bank reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

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

An investment in our common stock involves risk. You should carefully consider the material risk factors described below and all other information contained in this Annual Report on Form 10-K before you decide to buy our common stock.  If any of the events described below occur, the Company’s financial condition or results of operations could be materially adversely affected.  In that event, the Company’s stock price may decline. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business.

The United States economy remains weak and unemployment levels are high.  The prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future.  While the economic downturn in the Charlotte region has generally been less severe that the economic slowdown experienced in other larger metropolitan areas of the country, the Charlotte region did experience decreases in housing prices, an increased unemployment rate, decreased housing starts and housing sales and commercial activity.  Our business is subject to periodic fluctuations based on local economic conditions in the Charlotte region. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur. Our operations are locally oriented and community-based. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities we serve.

Weakness in our market areas could depress our earnings and consequently our financial condition because:

• borrowers may not be able to repay their loans;
• the value of the collateral securing loans to borrowers may decline; and
• the quality of our loan portfolio may decline.

Any of these scenarios could require us to charge off a higher percentage of loans and/or increase provisions for loan losses, which would reduce our net income.

Because the majority of our borrowers are individuals and businesses located and doing business in the Charlotte region, our success will depend significantly upon the economic conditions in those and the surrounding counties. Unfavorable economic conditions in those and the surrounding counties may result in, among other things, a deterioration in credit quality or a reduced demand for credit and may harm the financial stability of our customers. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution that is able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

If our non-performing assets increase, our earnings will suffer.

At December 31, 2009, our non-performing assets (which consist of non-accruing loans, loans 90 or more days delinquent, and other real estate owned) totaled $17.1 million, or 2.15% of total assets, which is an increase of $11.5 million or 202.8% over non-performing assets at December 31, 2008.  At December 31, 2008, our non-performing assets were $5.6 million, or 0.69% of total assets. Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on nonaccrual loans or other real estate owned.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2009, approximately 93% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The weakening of the real estate market in our primary market areas due to the recession has resulted in an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans, which in turn has had an adverse effect on our profitability and asset quality. When we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and stockholders’ equity are adversely affected. The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also have resulted in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

We have added a significant number of loans over the past five years from new relationships as we have entered new markets through acquisitions and de novo offices.  As a result, our loan portfolio may not be as seasoned as the loan portfolios of our competitors in some of these new markets. Should local real estate markets or economies continue to weaken, we could experience higher default rates resulting in increased levels of non-performing loans, which would likely result in higher loan losses and reduced earnings.

Non-residential loans increase our exposure to credit risks.

Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the duration of our assets.  At December 31, 2009, our portfolio of commercial real estate, real estate construction, commercial business, and other non-residential loans totaled $376.3 million, or 61.7% of total loans, compared to $278.1 million, or 58.7% of total loans at December 31, 2005.  These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operations and earnings of the borrowers and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation.  Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Future legislative or regulatory actions responding to financial and market weakness could affect us adversely.

In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed laws and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry.  However, there can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.  The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, and the issuance of many formal enforcement orders is expected.  Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced.  In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

Changes in interest rates could adversely affect the Company’s financial condition and results of operations.

Citizens South Banking Corporation’s results of operations and financial condition are affected by changes in interest rates. The Company’s results of operations depend substantially on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.  Because interest-earning assets generally reprice or mature more quickly than interest-bearing liabilities, a decrease in interest rates generally would result in a decrease in the Company’s net interest income.  Based on results generated by its interest rate risk model at December 31, 2009, a hypothetical, immediate and sustained decrease of 200 basis points throughout the yield curve would decrease its annual net interest income by 5.3%.  The assumptions used in the model do not provide for actions that may be taken by management during the period to offset the effects of changes in interest rates on net interest income. We are also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the value of Citizens South Banking Corporation’s interest-earning assets, and in particular, its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2009, the Company’s investment securities available for sale totaled $51.0 million.  Unrealized losses on securities available for sale, net of tax, amounted to $297,000 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity.

A substantial decline in the value of our FHLB common stock may adversely affect our financial condition.

We own common stock of the FHLB of Atlanta in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program.  The carrying value and fair market value of our FHLB of Atlanta common stock was $4.1 million as of December 31, 2009.  Recent published reports indicate that certain member banks of the FHLB system may be subject to asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a FHLB, including the FHLB of Atlanta, could be substantially diminished or reduced to zero.  Consequently, given that there is no market for our FHLB of Atlanta common stock, we believe that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future.  If this occurs, it may adversely affect our results of operations and financial condition.  If the capitalization of the FHLB of Atlanta is substantially diminished and if it reduces or suspends its dividend, our liquidity may be adversely impaired if we are not able to obtain an alternative source of funding.

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

Our success is, and expected to remain, highly dependent on our senior management team and key officers. As a community bank, our management’s extensive knowledge of and relationships in the community generate a significant portion of our business.  Successful execution of our business strategy will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our growth and profitability.

Our trading volume is low compared with other larger financial institutions.

The trading volume in the Company’s stock is comparable to other similarly-sized banks.  However, this trading volume is low compared with larger financial institutions.  As such, the liquidity of the Company’s stock is more limited than other companies which may adversely affect the price at which shares of our common stock may be sold.

Our information systems may experience a security breach, computer virus, or disruption of service.

Citizens South Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. While we use qualified third party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. Citizens South Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that Citizens South Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose Citizens South Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in Citizens South Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

Further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

At December 31, 2009, we held $83.8 million of investment securities that had gross unrealized loss totaling $1.3 million. A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

Strong competition within our market areas may limit our growth and profitability.

We face numerous competitors in both our community banking and mortgage banking operations in the Charlotte region, which is our primary market area.  We compete for loan and deposit growth with large banks that have a regional or a national presence, other community banks, de novo financial institutions, thrifts or savings institutions, credit unions, brokerage and insurance firms, and other nonbank businesses, such as retailers that engage in consumer financing activities. Price competition for loans and deposits might result in earning less on our loans and paying more on our deposits, which would reduce our net interest income. Competition also makes it more challenging to grow loans and deposits and to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we do and may offer services that we do not provide.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources of the holding company.  At December 31, 2009, we had approximately $56.5 million of FHLB advances outstanding.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

A legislative proposal has been introduced that would eliminate the Office of Thrift Supervision, our primary federal regulator, which would require the Company to become a bank holding company.

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure. The House Bill (H.R. 4173)   would eliminate our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision  into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would authorize the Comptroller of the Currency to charter savings banks, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency.  The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all banks and thrift holding companies.  As a result, the Company would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that the Company is not subject to as a savings and loan holding company. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

ITEM 1.B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The Company operates 16 full-service branch offices located in the Charlotte region.  Twelve of the branches are owned by the Company including offices located in the North Carolina counties of Gaston (7), Rowan (2), Iredell (2) and Union (1).  The Company also leases four branches located in Monroe, Stallings, Charlotte, and Rock Hill, South Carolina.  The leased properties were all arms length transactions which did not involve any insiders. Management considers the facilities to be well maintained and suitable for present operations.

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

No matters were submitted to a vote of the security holders during the fourth quarter of 2009.

PART II

ITEM 5.	Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the ticker symbol “CSBC.” Price and volume information is contained in The Wall Street Journal and other daily newspapers in the Nasdaq section under the Global Market System listings. As of February 1, 2010, the Company had 1,586 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 7,526,854 shares outstanding.

The following table sets forth quarterly market sales price ranges for the common stock and the cash dividend declared per share for the Company’s common stock over the past two years.

	High	Low	Cash Dividends per Share Declared
2009
First quarter	$6.85	$3.86	$0.04
Second quarter	6.00	4.65	0.04
Third quarter	6.50	4.35	0.04
Fourth quarter	6.35	4.50	0.04
2008
First quarter	$11.03	$9.21	$0.085
Second quarter	10.06	7.42	0.085
Third quarter	8.24	7.03	0.085
Fourth quarter	7.90	5.75	0.085

Dividend Policy.  The Company’s stockholders are entitled to receive cash dividends as the Board of Directors authorizes at the Board’s discretion.  The Board of Directors considers the Company’s current and projected earnings as well as the Company’s capital levels on a quarterly basis to determine the amount of the quarterly dividend to be paid to the stockholders.  Based on this analysis, the Board of Directors lowered the quarterly dividend paid to stockholders from $0.085 per share to $0.04 per share in the first quarter of 2009 due to lower earnings resulting from increased loan loss reserves.  The Company has paid a cash dividend each year since converting from a mutual to stock form of ownership. We intend to continue to pay such quarterly cash dividends if such dividends are considered to be in the best interests of the stockholders and if such payments will allow the Bank to maintain its capital status as “well capitalized” under applicable banking regulations.  However, as a condition to participating in the U.S. Treasury Capital Purchase Plan, the Company is prohibited from increasing future quarterly dividend payments made to common stockholders without receiving prior approval from the U.S. Treasury.   As a result, quarterly dividend increases to common stockholders from the current level of $0.04 per share are not anticipated for 2010.

Recent Sales of Unregistered Securities.  The Company did not sell any securities during the fiscal year ended December 31, 2009.

Repurchases of Equity Securities.  As of December 31, 2009, the Company had repurchased a total of 3,213,911 shares, or 35.5% of the outstanding shares of common stock, at an average price of $13.06.  This stock was repurchased under a series of repurchase programs that have been authorized by the Board of Directors over the past several years.  The most recent repurchase authorization was granted by the Board of Directors in June 2008, for the repurchase of up to 200,000 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock.   As of December 31, 2009, the Company had repurchased a total of 9,476 shares at an average price of $7.91 per share and had 190,524 shares remaining to be repurchased under this plan.  During the three-month period ended December 31, 2009, the Company did not repurchase any shares of common stock.  As a condition to participating in the U.S. Treasury Capital Purchase Plan, the Company is prohibited from repurchasing common stock without receiving prior approval from the U.S. Treasury.   As a result, future repurchases of Company common stock are not anticipated for 2010.

ITEM 6.	Selected Financial Data

The following table sets forth certain information concerning the financial position of Citizens South Banking Corporation and its subsidiaries as of and for the dates indicated.  The consolidated data is derived from, and should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries and related notes presented in Item 8.  The information for the year ended December 31, 2006 and 2005 is derived in part from financial statements that do not appear in this Annual Report.

	At and for the years ended December 31,
	2009	2008	2007	2006	2005
(Dollars in thousands, except per share data)

Selected Balance Sheet Data
Cash and cash equivalents	$53,180	$10,057	$29,739	$26,221	$26,653
Investment securities	83,370	109,180	116,412	126,017	123,665
Gross loans	610,201	626,688	559,956	515,402	473,336
Allowance for loan losses	9,189	8,026	6,144	5,764	5,104
Total assets	791,532	817,213	779,140	743,370	701,094
Deposits	609,345	581,488	590,765	562,802	517,544
Borrowings	106,599	124,365	96,284	85,964	91,342
Stockholders’ equity	72,322	104,720	84,033	85,961	84,258

Summary of Operations
Interest income	$38,056	$42,607	$46,735	$42,919	$26,948
Interest expense	16,526	22,351	26,500	22,279	11,469
Net interest income	21,530	20,256	20,235	20,640	15,479
Provision for loan losses	10,980	3,275	1,290	1,165	985
Net interest income after provision for loan losses	10,550	16,981	18,945	19,475	14,494
Noninterest income	8,217	6,019	6,562	6,141	4,441
Noninterest expense (1)	50,272	19,226	17,895	17,544	14,339
Income (loss) before income taxes	(31,505)	3,774	7,612	8,072	4,596
Income tax expense (benefit)	(1,499)	639	1,947	2,617	1,323
Net income (loss)	(30,006)	3,135	5,665	5,455	3,273
Dividends paid on preferred stock	1,034	54	-	-	-
Net income (loss) available to common stockholders	$(31,040)	$3,081	$5,665	$5,455	$3,273

Per Share Data
Net income (loss) - basic (1)	$(4.19)	$0.42	$0.74	$0.68	$0.45
Net income (loss) - diluted (1)	(4.19)	0.42	0.73	0.67	0.45
Cash dividends declared	0.16	0.34	0.32	0.30	0.28
Book value	6.87	11.21	11.05	10.61	10.16

Selected Performance Ratios
Return on average assets (1)	3.74%	0.39%	0.75%	0.76%	0.60%
Return on average equity (1)	(37.10)	3.62	6.68	6.42	4.40
Interest rate spread	2.71	2.70	2.85	3.10	3.03
Average stockholders’ equity to average total assets	12.55	10.66	11.26	11.86	13.69
Net interest margin (2)	2.95	2.92	3.14	3.33	3.26

(1)	Includes the goodwill impairment charge of $29.6 million that was recognized in 2009.
(2)
Net interest margin is calculated by dividing net interest income, including tax equivalent adjustments for tax-exempt investment securities by average interest-earning assets for the period.   The tax equivalent adjustments were $531, $517, $557, $191, and $155, for 2009, 2008, 2007, 2006, and 2005, respectively.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results ofOperations

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the results of operations and financial condition of the Company and its subsidiaries.  The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8. of this Annual Report.

Overview

Citizens South Banking Corporation (the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the “Bank”), a federally chartered stock savings bank headquartered in Gastonia, North Carolina.  The Company’s principal business activities are overseeing and directing the business of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The Bank’s principal business activity is offering FDIC-insured deposit accounts to local customers through its 16 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities.  The Bank also acts as a broker in both the origination of loans secured by one-to-four family residences and in the sale of uninsured financial products (see Item 1. “Business” of this Annual Report for additional details regarding the business of the Company).

Our primary business strategy is to operate as a full-service community bank, offering a complete array of both commercial and retail loan and deposits, mortgage banking activities, brokerage services, and other related financial services.  In executing this strategy, the Company has 1) concentrated much of its lending efforts on local residential and nonresidential real estate loans, business loans and consumer loans; 2) originated a large portion of all fixed-rate one-to-four family residential loans as a broker for a third party, and 3) focused its deposit gathering efforts on local core deposits (demand deposit accounts, money market accounts, and savings accounts).  In 2010 management expects to focus on originating owner-occupied commercial real estate, residential mortgage, commercial business and consumer loans, rather than construction, residential acquisition and development, and commercial land loans.

The Bank’s results of operations are significantly affected by general economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities. The Bank’s results of operations are also heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  The provision for loan losses is affected by the Company’s actual loan losses, amount of delinquent loans, local economic conditions, and the collateral position of our loan portfolio.  Noninterest income primarily includes fee income generated from deposit and loan accounts, mortgage banking fees, commissions earned from the sale of uninsured investment products, increases in the cash value of bank-owned life insurance policies, net gains (losses) from the sale of assets and other noninterest income.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, deposit insurance, amortization of intangible assets, impairment on investments and goodwill, and other noninterest expenses.

For the year ended December 31, 2009, the Company reported a loss of $31.0 million compared to net income of $3.1 million for the year ended December 31, 2008.  The decrease in earnings was primarily due to an increase in the provision for loan losses, which totaled $11.0 million for the year ended December 31, 2009, compared to $3.3 million for the year ended December 31, 2008.  The increased provision reflected the continued weakness of the overall economy in the Charlotte region and the associated increased level of delinquent loans, as well as net charge offs for the year of $9.8  million, or 1.61% of average loans.  At December 31, 2009, nonperforming assets, which includes loans that are 90 days or more delinquent or in nonaccrual status and other real estate owned, amounted to $17.1 million, or 2.08% of total assets.

The Company’s net interest margin was 2.95% for the year ended December 31, 2009 compared to 2.92% for the year ended December 31, 2008, reflecting the restructuring of $29.5 million of FHLB advances, which resulted in a lower effective interest rate and extended duration.

Total stockholders’ equity decreased by $32.3 million to $72.3 million at December 31, 2009 from $104.7 million at December 31, 2008.  The decrease was primarily due to a $31.0 million loss in 2009 due to a $29.6 million goodwill impairment.  The goodwill impairment did not affect the Bank’s regulatory capital ratios; at December 31, 2009, the Bank’s total risk based capital ratio was 14.0% and its tangible capital ratio was 10.44%, which meant the Bank was considered “well capitalized” for regulatory capital purposes.

Critical Accounting Policies and Estimates

The accounting and financial policies of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States and conform to general practices in the banking industry.  We consider accounting policies that require difficult or subjective judgment and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations.  Based on the size of the item or significance of the estimate, the following accounting policies are considered critical to our financial results.

Allowance for Loan Losses. The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses inherent in the Bank’s portfolio at the measurement date.  Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective, as it requires an estimate of the loss for each type of loan and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of the collateral. Management has established a systematic method for periodically evaluating the credit quality of the loan portfolio in order to establish an allowance for loan losses.  The methodology is consistently applied, set forth in a formal policy and includes a review of all loans in the portfolio on which full collectability may or may not be reasonably assured.  Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectability.  Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis.  We increase our allowance for loan losses by charging provisions for loan losses against our current period income.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Other-Than-Temporary Impairment of Securities. The Company reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment on a periodic basis. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary.  Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels.  However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other than temporary. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Comparison of Financial Condition for the Years Ended December 31, 2009 and 2008

The discussion below is designed to provide a comparison of the Company’s financial condition from December 31, 2008, to December 31, 2009.  The Company’s financial condition is primarily measured in terms of its composition of assets and liabilities and capital adequacy and liquidity.

Assets

Total assets decreased by $25.7 million, or 3.1%, from $817.2 million at December 31, 2008, to $791.5 million at December 31, 2009.  The primary reason for the decrease was a $29.6 million goodwill impairment charge that reduced the goodwill balance to $0.  This goodwill impairment charge resulted from the Company’s annual goodwill impairment test which determined that the Company’s goodwill was fully impaired.

Cash and Cash Equivalents.  Cash and cash equivalents represents the Company’s interest-bearing and noninterest- bearing deposit accounts, fed funds, and cash on hand.  These assets increased by $43.1 million from $10.1 million at December 31, 2008, to $53.2 million at December 31, 2009. This increase was primarily due to the $27.9 million increase in deposits and liquidity resulting from a $25.8 million decrease in investment securities and a $16.5 million decrease in total loans outstanding.  These increases were partly offset by a $17.8 million decrease in borrowed money, $1.5 million in cash dividends paid to common stockholders, $1.0 million in cash dividends paid to preferred stockholders, and $3.8 million that was prepaid to the FDIC for three years of deposit insurance premiums.  Management expects that cash and cash equivalents will decrease in 2010 as new loans are funded and excess liquidity is invested in investment securities.

Loans.  During 2009, loans outstanding decreased by $16.5 million from $626.7 million at December 31, 2008, to $610.2 million at December 31, 2009.   Most of this decrease was concentrated in speculative construction loans which decreased by $23.6 million, or 68.4%, to $10.9 million at December 31, 2009, and commercial land and residential acquisition and development loans which decreased by $17.9 million, or 19.1%, to $75.9 million at December 31, 2009.  Given the continued slowdown in the local economy and real estate markets, the Company has focused on reducing its exposure to these types of loans.  Historically, the Company has not actively originated commercial real estate loans that are secured by hotels, motels, golf courses, or resort properties. Also, the Company has not been an originator or purchaser of option adjustable rate or “no documentation” residential portfolio loans and the portfolio does not include any residential mortgage loans that are considered “sub-prime” which are generally considered loans made to borrowers with lower credit ratings resulting from a poor payment history.

The Company continues to solicit owner-occupied commercial real estate loans, residential real estate loans, business loans, and consumer loans to customers located in the Company’s primary lending area. The Company originates and closes a large portion of all new one-to-four family residential loans as a broker for independent third parties on a servicing-released basis.  This generates additional fee income and reduces the potential adverse effects of rising interest rates on the Company’s future earnings that normally result from holding long-term fixed-rate loans.  In general, the Company retains in its portfolio residential loans that have an adjustable interest rate or are jumbo loans that are not marketable in the secondary market.  These loans are fully underwritten and typically have a loan-to-value ratio of 80% or less.  Management expects that in 2010 the Company’s portfolio of one-to-four family mortgage loans will continue to increase from its current balance of $90.7 million as a number of competitors have exited this business sector due to the housing slowdown.  In addition, mortgage loan interest rates have become more attractive for borrowers, thus increasing opportunities for customers to refinance their existing mortgage loans.  During 2009, consumer loans increased by $3.2 million to $117.5 million at December 31, 2009.  Approximately $92.9 million, or 79.2%, of these consumer loans were home equity loans and lines of credit secured by a second lien on residential properties.  These loans typically have a loan-to-value ratio of 90% or less (including any senior liens) and are generally secured by owner-occupied residential properties located in the Company’s primary lending area.  Management plans to continue to grow its consumer loan portfolio in 2010 by continuing an incentive plan for its retail branch managers.  However, due to declining housing prices, management has lowered the loan-to-value ratio on new home equity lines of credit to 85%.  Commercial business loans increased by $3.9 million, or 11.6%, to $38.4 million at December 31, 2009.  Management expects moderate growth of its commercial business loans in 2010 given the current economic conditions.

The following table represents the maturity distribution of the Company's loans by type, including fixed-rate loans, as of December 31, 2009. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	One year	One to	Over Five
	or Less	Five Years	Years	Total
(Dollars in thousands)

One-to-four family residential	$2,940	$4,344	$83,382	$90,666
Multifamily residential	103	13,418	12,056	25,577
Construction	13,110	2,616	6,599	22,325
Nonresidential real estate	97,994	183,317	34,252	315,563
Commercial business	23,935	13,144	1,363	38,442
Consumer	3,345	24,058	90,070	117,473
Total gross loans	$141,427	$240,897	$227,722	$610,046

The following table sets forth the dollar amount of all loans as of December 31, 2009, for which final payment is not due until after December 31, 2010.  The table also shows the amount of each type of loan that has a fixed rate of interest and those that have an adjustable rate of interest.

	Fixed Rates	Adjustable Rates	Total
(Dollars in thousands)
One-to-four family residential	$37,805	$49,921	$87,726
Multifamily residential	11,150	14,325	25,475
Construction	2,555	6,660	9,215
Nonresidential real estate	136,001	81,567	217,568
Commercial business	9,816	4,691	14,507
Consumer	19,390	94,738	114,128
Total gross loans	$216,717	$251,902	$468,619

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

Investment Securities.  The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Investment securities decreased by $25.8 million, or 23.6%, from $109.2 million at December 31, 2008, to $83.4 million at December 31, 2009.  This decrease was primarily the result of the sale of $69.4 million in investment securities and $21.2 million in normal maturities, principal amortization, and calls.  The sales of investment securities during 2009 were primarily for the purpose of reducing longer-term maturities and subsequently lowering the Company’s exposure to rising interest rates.  This decrease in investment securities was partly offset by the purchase of $66.1 million in investment securities in 2009.  The securities purchased generally had shorter maturities or were designated as held-to-maturity in order to reduce the Company’s capital exposure to rising interest rates in the future. Management expects that in 2010 the balances of its investment securities portfolios will increase as management invests its excess liquidity in order to generate increased future earnings.

Premises and Equipment.  The Company operates 16 full-service branches in the Charlotte region.  The Company owns 12 of the offices, including the corporate office and operations center, and leases the four other offices.  During 2009 premises and equipment decreased by $1.4 million, or 8.3%, to $15.4 million at December 31, 2009.  Normal depreciation during 2009 amounted to $1.0 million which was the primary reason for the decrease. In 2009 the Company converted its loan production office in Charlotte to a full-service branch and renovated its operations center. In 2010, the Company plans to move from its leased branch in Stallings to a leased office in Indian Trail.  This move will give the Company greater exposure in the Union County market.  The Company will continue to evaluate potential branch sites in its existing market area as opportunities arise.

Intangible Assets.  The Company’s intangible assets consist of $570,000 in core deposit intangibles that was booked in conjunction with the Company’s acquisition of Trinity Bank in 2005.  This intangible asset is being amortized on an accelerated basis and will be fully amortized in 2013.  Amortization expense in 2009 amounted to $314,000 compared to $512,000 in 2008.  In addition, as the result of the Company’s previous acquisitions, the Company had booked $29.6 million of goodwill.  Goodwill is not amortized over its useful life, but rather is tested for impairment on an annual basis.  As of December 31, 2009, the Company had performed its annual goodwill impairment test and determined that its goodwill was fully impaired, resulting in a $29.6 million goodwill impairment charge against earnings.

Liabilities

Total liabilities increased by $6.7 million, or 0.9%, from $712.5 million at December 31, 2008, to $719.2 million at December 31, 2009.   This increase was primarily due to a $27.9 million, or 4.8%, increase in deposits.  This increase was partly offset by a $17.8 million, or 14.3%, decrease in borrowed money

Deposits.  The Company offers a wide array of deposit products for small businesses and consumers including demand deposit accounts, money market deposit accounts, savings accounts, and time deposits.  During 2009, the Company’s total deposits increased by $27.9 million from $581.5 million at December 31, 2008, to $609.3 million at December 31, 2009.  Most of this growth was from demand deposit accounts, or checking accounts, which increased by $36.6 million, or 29.9%, to $159.4 million at December 31, 2009.  Management is committed to increasing demand deposit accounts and building new and enhancing existing customer relationships through improving technology, expanding its branch network and focused marketing efforts. The Company continues to focus on two new products for both its commercial and retail customers that significantly contributed to the strong growth in demand deposit accounts in 2009.  The first product is our remote deposit capture, which gives our commercial customers the ability to make deposits of checks remotely without physically visiting a branch office.  This allows our commercial sales force the opportunity to solicit business from commercial customers that may not be located near an existing branch office.  The second product is a high-yield checking account product that compares favorably with some of our competitors who offer a higher interest rate on their checking account, but include numerous conditions in order to receive the higher rate.  In addition, we offer all-day banking, which eliminated the 2:00 p.m. cutoff for current day processing of deposits.  During 2009, money market deposit accounts increased by $15.4 million, or 14.9%, to $118.7 million at December 31, 2009.  This growth was partly due to consumers moving money from other financial institutions and brokerage accounts due to concerns about the safety of their principal during the height of the financial crisis in early 2009.  Also, some consumers rolled their maturing time deposits into these accounts because they provide a higher degree of liquidity and provide a competitive interest rate.  The increases in these accounts was partly offset by a $124,000 decrease in savings accounts to $10.6 million at December 31, 2009, and time deposits which decreased $24.1 million, or 7.0%, to $320.7 million at December 31, 2009.  These decreases were primarily due to the low level of short-term interest rates in 2009, which made alternative investments more attractive to customers.  While management is committed to growing its deposit base from within the Company’s market area, we are focused on building relationships and we generally do not offer premium interest rates on time deposits to customers that do not have a banking relationship with our Company.  From time to time, brokered time deposits may be used as an additional source of liquidity as needed.  However, historically we have not needed to solicit such brokered relationships and as of December 31, 2009, only $99,000 was brokered time deposits.

The following table indicates the amount of our time deposits (also referred to as certificates of deposits) with a principal balance greater than $100,000 by time remaining until maturity as of December 31, 2009.

Maturity Period	2009
(Dollars in thousands)

Within three months	$36,709
Over three to six months	35,380
Over six to twelve months	37,997
Over twelve months	6,427
Total time deposits over $100,000	$116,513

The following table sets forth the amount of time deposits in the Bank categorized by rates as of December 31 at the dates indicated.

Interest Rate	2009	2008	2007
(Dollars in thousands)
Less than 2.00%	$195,445	$21,251	$599
2.01 to 4.00%	112,062	283,990	51,520
4.01 to 6.00%	13,173	39,537	294,940
6.01 to 8.00%	-	-	-
Total	$320,680	$344,778	$347,059

The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at December 31, 2009, for the respective years ended December 31.

Interest Rate	2010	2011	2012	2013 or Later	Total
(Dollars in thousands)

Less than 2.0%	$185,376	$10,014	$55	$-	$195,445
2.01 to 4.0%	107,722	2,636	854	850	112,062
4.01 to 6.0%	6,922	6,003	248	-	13,173
Over 6.0%	-	-	-	-	-
Total	$300,020	$18,653	$1,157	$850	$320,680

Borrowed Money.  The Company’s borrowed money includes advances from the Federal Home Loan Bank of Atlanta (“FHLB”), repurchase agreements, retail repurchase agreements, and subordinated debt.  During 2009 our borrowed money decreased by $17.8 million from $124.4 million at December 31, 2008, to $106.6 million at December 31, 2009.  Funds generated from the increase in deposits were primarily used to repay maturing FHLB advances during 2009.  In addition, during 2009 the Company restructured $29.5 million in FHLB advances in order to lower the cost of borrowing and to increase the maturity.  In executing this restructuring of FHLB advances, the Company paid a one-time fee of $44,000 and a $335,000 prepayment penalty which will be amortized over the life of the restructured advances.  As a result, the Company expects to recognize a decrease, net of the amortized prepayment penalty, of $279,000 in interest expense for 2010.  From time to time, management may use borrowed money to engage in various leverage strategies to increase income as opportunities arise.

Of the $56.5 million in advances with the Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturity Date	Interest Rate/ Call Features	Principal
12/19/11	1.15% - no call	$2,000,000
05/21/12	3.71% - no call	2,000,000
09/14/12	4.22% - no call	5,000,000
11/02/12	4.27% - callable 11/02/10	5,000,000
12/18/12	1.79% - no call	6,000,000
03/25/13	4.64% - no call	5,000,000
05/21/13	3.88% - no call	1,000,000
12/23/13	3.71% - no call	1,500,000
12/23/13	3.67% - no call	5,000,000
01/25/17	4.68% - callable 01/25/10	5,000,000
04/22/19	4.75% - no call	2,000,000
12/23/19	4.01% - no call	15,000,000

Capital Resources

Stockholders’ Equity.  Total stockholders’ equity decreased by $32.3 million from $104.7 million at December 31, 2008, to $72.3 million at December 31, 2009.  This decrease was primarily due to a $31.0 million loss recognized by the Company in 2009.  This loss was largely due to a $29.6 million goodwill impairment that contributed to a $32.7 million decrease in retained earnings from $36.1 million at December 31, 2008, to $3.4 million at December 31, 2009.  Since goodwill is an intangible asset, this impairment did not affect the Company’s tangible common equity ratio which amounted to 6.5% at December 31, 2009, compared to 6.8% at December 31, 2008 and it did not affect the Bank’s regulatory capital ratios.  Also during 2009, the Company paid $1.5 million in dividends to common stockholders from the Company’s retained earnings.

Funding for future growth is dependent upon the earnings of the Company and its subsidiaries.  At December 31, 2009, the Company had a capital-to-assets ratio of 9.1%.  As such, the Company fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements.

Bank Regulatory Capital.  OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio.  At December 31, 2009, Citizens South Bank’s capital exceeded all applicable requirements. Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank’s capital: 1) well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2009, Citizens South Bank met the criteria for being considered “well-capitalized.”

Preferred Stock.  On December 12, 2008, Citizens South Banking Corporation entered into a Letter Agreement (the "Purchase Agreement") with the United States Department of the Treasury ("U.S. Treasury") pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the "Series A Preferred Stock"), having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant to purchase 428,870 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $7.17.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  After three years, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to December 12, 2011, and unless the Company has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, the approval of the U.S. Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement. The Warrant has a ten-year term and is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company's common stock, and upon certain issuances of the Company's common stock at or below a specified price relative to the then current market price of the Company's common stock. Pursuant to the Purchase Agreement, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.  Both the Series A Preferred Stock and Warrant will be accounted for as components of Tier 1 capital.  The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register for resale the Series A Preferred Stock, the Warrant and the shares of common stock underlying the Warrant if and when requested to do so in writing by the U.S. Treasury.  Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer. The U.S. Treasury also placed certain restrictions on the amount and type of compensation that can be paid to certain senior level executives of the Company.

Liquidity Management

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits and borrowings, including FHLB advances.  At December 31, 2009, the Bank had approximately $94 million in additional advances available from its line of credit from the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  In addition, the Bank maintains a $16 million unsecured Fed funds line of credit with Pacific Coast Bankers Bank and a $5 million unsecured Fed funds line of credit with CenterState Bank of Florida. As of December 31, 2009, the balance on both of the Fed funds lines of credit was $0. The Company may also solicit brokered deposits for providing funds for asset growth.

Off-Balance Sheet Arrangements.   In the normal course of business, various commitments are outstanding that are not reflected in the Company’s consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At December 31, 2009, the Company had loan commitments of $28.5 million, $1.1 million in undisbursed construction loan proceeds, and unused lines of credit of $93.7 million. The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise.  The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

Contractual Obligations.  Under existing contractual obligations, the Company will be required to make payments in future periods.  The following table presents aggregated information about payments due under such contractual obligations at December 31, 2009.  The Company expects that a portion of the deposits will not be renewed upon maturity.  If there is a higher than normal level of time deposits that are not renewed at maturity, then the Company may experience a decrease in liquidity.  This may result in the Company offering higher than market interest rates to maintain deposits, which would increase interest expense.

Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less.

	One Year Or Less	One to Three Years	Over Three to Five Years	Over Five Years	Total
(Dollars in thousands)
Borrowed Funds	$10,000	$19,665	$12,500	$40,000	$82,165
Deposits	588,685	19,810	850	-	609,345
Lease Obligations	590	989	797	4,251	6,627
Total	$599,275	$40,464	$14,147	$44,251	$698,137

Asset Quality

Non-performing Assets and Delinquencies. When a borrower fails to make a required payment on a loan, we attempt to cure the deficiency by contacting the borrower and collecting the payment. Computer generated late notices are mailed 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and we will attempt to work out a payment schedule and actively encourage delinquent residential mortgage borrowers to seek home ownership counseling. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. Loans are placed on nonaccrual status if, in the opinion of management, principal and/or interest payments are not likely to be paid in accordance with the terms of the loan agreement, such as when principal or interest is past due 90 days or more.  Interest accrued but not collected at the date the loan is placed on nonaccrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments have been made to bring the account  under 90 days past due or, in the opinion of management, collection of the remaining past due balances can be reasonably expected. Our Board of Directors is informed monthly of the total amount of loans which are more than 30 days delinquent.  Loans that are more than 90 days delinquent or in foreclosure are reviewed by the Board on an individual basis each month.

 The following table sets forth information with respect to our non-performing assets at December 31 for the years indicated.

	2009	2008	2007	2006	2005
(Dollars in thousands)

Loans accounted for on a nonaccrual basis:
One-to-four family residential	$898	$199	$159	$473	$681
Multifamily residential	-	-	-	-	-
Construction	1,048	693	-	-	956
Nonresidential real estate	5,114	1,310	520	888	397
Commercial business	71	-	146	78	274
Consumer	1,004	698	221	360	243
Total nonaccrual loans	8,135	2,900	1,046	1,799	2,551
Accruing loans which were contractually
past due 90 days or more	3,855	132	766	1,212	-
Total non-performing loans	11,990	3,032	1,812	3,011	2,551
Real estate owned	5,067	2,601	529	139	1,157
Total non-performing assets	$17,057	$5,633	$2,341	$3,150	$3,708

Non-performing loans to total loans	1.96%	0.48%	0.32%	0.58%	0.54%
Non-performing assets to total assets	2.15	0.69	0.30	0.42	0.53
Non-performing assets to total loans and OREO	2.77	0.90	0.42	0.61	0.78

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned.  At December 31, 2009, we had $5.1 million in other real estate owned compared to $2.6 million at December 31, 2008.  Our current balance of other real estate owned is comprised of 18 single-family residences, 33 residential lots, one parcel of commercial land, one parcel of residential land and two commercial buildings located in the Bank's normal lending area.   These properties are in various stages of disposition.  Generally, foreclosed assets are held for sale and are carried on the books at the lower of cost or market value minus estimated cost to sell the property. After the date the asset is considered owned by the bank, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.  If the value of the property declines before it is ultimately disposed of, we recognize an additional write-down through earnings to ensure the value of the property is properly recorded on the Company’s books.  In 2009, we recognized valuation adjustments of $338,000 on other real estate owned.

Restructured Loans.  Under accounting principles generally accepted in the United States of America, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrowers that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings.  Also, troubled debt restructurings do not necessarily result in an increase in nonaccrual loans. As of December 31, 2009, we had six restructured loans totaling $5.5 million.

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

As of December 31, 2009, we had $36.0 million of assets classified as substandard, $5,000 of assets classified as doubtful and no loans classified as loss. The aggregate amount designated special mention as of December 31, 2009, was $21.8 million.  Management determined that there were 22 impaired loans totaling $20.7 million as of December 31, 2009.  Based on an analysis of the underlying collateral of the loans, the overall economic conditions, discussions with the borrowers, and the historical performance of the loan, management created specific reserves totaling $2.3 million for these impaired loans.

As of December 31, 2008, we had $11.9 million of assets classified as substandard, $1.9 million of assets classified as doubtful and no loans classified as loss. The aggregate amount designated special mention as of December 31, 2008, was $16.0 million.  Management determined that there were 11 impaired loans totaling $5.9 million as of December 31, 2008.  Based on an analysis of the underlying collateral of the loans, the overall economic conditions, discussions with the borrowers, and the historical performance of the loan, management created specific reserves totaling $871,000 for these impaired loans.

Allowance for Loan Losses. Management has established a systematic methodology for evaluating the adequacy of the Company’s allowance for loan losses.  The methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis.  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral.  We increase our allowance for loan losses by charging provisions for loan losses against our current period income.  Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectability.

At December 31, 2009, we had an allowance for loan losses of $9.2 million compared to $8.0 million at December 31, 2008.  Management believes that the current allowance meets the requirement for losses on loans that management considers to be impaired, for known losses, and for risks inherent in the remaining loan portfolios.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

The following table sets forth an analysis of our allowance for loan losses as of December 31 of the respective years.

	2009	2008	2007	2006	2005
(Dollars in thousands)

Allowance for loan losses at beginning of year	$8,026	$6,144	$5,764	$5,104	$3,029
Loan charge-offs:
One-to-four family residential	1	185	1	-	5
Multifamily residential	-	-	-	-	-
Construction	1,352	203	-	-	-
Nonresidential real estate	6,115	319	309	-	182
Commercial business	235	586	861	484	158
Consumer	2,268	167	83	89	76
Total loan charge-offs	9,971	1,460	1,254	573	421

Recoveries of loans previously charged-off:
One-to-four family residential	-	-	-	-	-
Multifamily family residential	-	-	-	-	-
Construction	-	-	-	-	-
Nonresidential real estate	137	11	-	50	5
Commercial business	10	46	296	8	14
Consumer	7	10	48	10	2
Total loan recoveries	154	67	344	68	21

Net loan charge-offs	9,817	1,393	910	505	400
Provision for loan losses	10,980	3,275	1,290	1,165	985
Allowance acquired in acquisition	-	-	-	-	1,490
Allowance for loan losses at end of year	$9,189	$8,026	$6,144	$5,764	$5,104

Ratios
Allowance for loan losses to total loans	1.51%	1.28%	1.10%	1.12%	1.08%
Net charge-offs to average loans	1.61	0.23	0.17	0.10	0.12

The following table sets forth the breakdown of the allowance for loan losses by loan category at December 31 for the years indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	2009		2008		2007		2006		2005
(Dollars in thousands)
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

One-to-four family residential	$250	15%	$275	14%	$250	14%	$300	16%	$300	21%
Multifamily residential	200	4	225	4	200	4	250	4	250	5
Construction	1,775	4	1,500	11	900	16	750	15	500	14
Nonresidential real estate	3,964	52	3,026	48	2,494	45	2,264	45	1,854	39
Commercial business	1,000	6	1,250	5	1,000	6	1,000	6	1,000	6
Consumer	2,000	19	1,750	18	1,300	15	1,200	14	1,200	15
Total allowance for loan losses	$9,189	100%	$8,026	100%	$6,144	100%	$5,764	100%	$5,104	100%

Deposits

Our deposit products include a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts, individual retirement accounts, and term certificate accounts. We offer these products to both retail and commercial customers.  Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. We review our deposit mix and pricing weekly.  We believe that we are competitive in the type of accounts and interest rates we offer on our deposit products. We do not seek to pay the highest deposit rates, but a competitive rate. Management determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on alternative lending programs, and the deposit growth rate we are seeking to achieve. The following table sets forth information concerning our deposit accounts over the past three years as of December 31.

	2009		2008		2007
(Dollars in thousands)
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing demand	$45,830	7%	$44,971	8%	$43,571	7%
Interest-bearing demand	113,564	19	77,760	13	58,410	10
Money market deposit	118,687	19	103,271	18	129,687	22
Savings accounts	10,584	2	10,708	2	12,038	2
Time deposits	320,680	53	344,778	59	347,059	59
Total deposits	$609,345	100%	$581,488	100%	$590,765	100%

Results of Operations

The following discussion relates to operations for the year ended December 31, 2009 compared to the year ended December 31, 2008, as well as the year ended December 31, 2008 compared to the year ended December 31, 2007.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

Overview. The Company reported a net loss of $31.0 million, or $4.19 per diluted share, for the year ended December 31, 2009, compared to net income of $3.1 million, or $0.42 per diluted share, for the year ended December 31, 2008.  The primary reason for the loss in 2009 was the $29.6 million goodwill impairment that was recognized as a result of the Company’s annual goodwill impairment evaluation testing.

Net interest income. Net interest income is the difference between total interest income and total interest expense and is the Company’s principal source of earnings.  The Company’s net interest income increased by $1.3 million, or 6.3%, from $20.2 million for the year ended December 31, 2008, to $21.5 million for the year ended December 31, 2009.  During 2009 the Company experienced a three basis point increase in the net interest margin from 2.92% for 2008 to 2.95% for 2009. This increase in the net interest margin was caused in part by a 92 basis point decrease in the Company’s average cost of funds from 3.36% in 2008 to 2.44% for 2009.  The benefit from the lower cost of funds was partly offset by a 91 basis point decrease in the average yield on assets from 6.06% in 2008 to 5.15% in 2009.  The lower average rates during 2009 were primarily due to a series of decreases in the federal funds rate by the Federal Reserve Board during 2008 that resulted in a 400 basis point decrease in the prime lending rate during the year from 7.25% at the beginning of 2008 to 3.25% at the end of 2008.  At December 31, 2009, the Company had approximately $279 million in loans, or 46% of the Company’s loan portfolio, repricing each month, the majority of which were tied to the prime lending rate. Also contributing to the net interest margin expansion was a $37.1 million increase in the Company’s average interest-earning assets from $711.7 million in 2008 to $748.8 million in 2009.  However, average interest-costing liabilities also increased by $10.6 million from $665.8 million in 2008 to $676.4 million in 2009 which partly offset the effects of the increase in average interest-earning assets.

The following two tables set forth certain information regarding the Company’s yield on interest-earnings assets and cost of interest-bearing liabilities for the respective periods ended December 31.  The first table details the Company’s average assets and average liabilities and the respective yield or cost of each of the components that are detailed.  Changes in interest income and interest expense can result from changes in both volume and rates. The second table sets forth information regarding changes in our interest income and interest expense for the periods indicated. For each category of our interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume which are changes in average volume multiplied by the average rate for the previous period; (ii) changes in rates which are changes in average rate multiplied by the average volume for the previous period; and (iii) changes in rate/volume, which are changes in average rate multiplied by the changes in average volume.  The total change is the sum of the previous columns.

Average Balances, Interest Income and Expense and Average Yield/Cost

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
(Dollars in thousands)

Assets
Interest-earning assets: (1)
Loans receivable (2)	$621,949	$33,556	5.40%	$593,404	$37,341	6.29%	$526,913	$40,679	7.72%
Interest-bearing bank deposits	27,001	100	0.37	6,819	157	2.30	9,426	446	4.73
Investment securities	99,837	4,931	4.94	111,473	5,627	5.05	126,639	6,167	4.87
Total interest-earning assets	748,787	38,587	5.15	711,696	43,125	6.06	662,978	47,292	7.13
Other assets	81,457			88,173			90,107
Total assets	$830,244			$799,869			$753,085

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand	$98,323	$1,112	1.13%	$67,562	$1,019	1.51%	$52,810	$917	1.74%
Money market deposit	112,946	1,521	1.35	115,639	2,652	2.29	126,247	4,909	3.89
Savings accounts	10,997	34	0.31	11,664	42	0.36	14,093	82	0.58
Time deposits	341,384	9,251	2.71	344,339	13,519	3.93	342,259	16,407	4.79
Borrowed funds	112,703	4,608	4.09	126,624	5,119	4.04	82,717	4,185	5.06
Total interest-bearing liabilities	676,353	16,526	2.44	665,828	22,351	3.36	618,126	26,500	4.29
Noninterest-bearing deposits	42,586			40,647			39,893
Other liabilities	7,083			8,162			10,282
Total liabilities	726,022			714,637			668,301
Stockholders’ equity	104,222			85,232			84,784
Total liabilities and equity	$830,244			$799,869			$753,085

Net interest income (1)		$22,061		$20,774			$20,792
Net interest margin (3)			2.95%			2.92%			3.14%
Interest rate spread (4)			2.71%			2.70%			2.84%
_________________________
(1)
Yields and interest income on tax-exempt investments and loans have been adjusted on a fully taxable-equivalent basis using the federal tax rate of 34%.  The taxable equivalent adjustments were $531, $517, and $557 for the years 2009, 2008 and 2007, respectively.

(2) Average loan balances include nonaccrual loans.
(3) Net interest margin is calculated by dividing net interest income by total average interest-earning assets.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-earning liabilities.

Volume and Rate Variance Analysis

	For The Year Ended			For the Year Ended
	December 31, 2009 vs. December 31, 2008			December 31, 2008 vs. December 31, 2007
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
	Variance	Variance	Variance	Variance	Variance	Variance

Interest income
Loans receivable	$(3,529)	$(256)	$(3,785)	$(2,441)	$(957)	$(3,398)
Interest-bearing bank deposits	333	(390)	(57)	(352)	63	(289)
Investment securities	(709)	13	(696)	(446)	(34)	(480)
Total interest income	(3,905)	(633)	(4,538)	(3,239)	(928)	(4,167)

Interest expense
Deposits	(5,260)	(54)	(5,314)	(5,205)	123	(5,082)
Borrowed funds	(505)	(6)	(511)	1,380	(446)	934
Total interest expense	(5,765)	(60)	(5,825)	(3,825)	(323)	(4,148)

Net interest income increase (decrease)	$1,860	$(573)	$1,287	$586	$(605)	$(19)

Interest income for the year ended December 31, 2009, decreased by $4.5 million, or 10.7%, to $38.6 million.  Interest income from loans decreased by $3.8 million, or 10.2%, to $33.6 million for the year ended December 31, 2009.  This decrease was caused by an 89 basis point decrease in the average yield on loans in 2009 to 5.40% reflecting lower market interest rates in 2009.  This decrease was partly offset by a $28.5 million increase in the average balance for loans in 2009 to $621.9 million.  Interest earned on interest-bearing bank balances decreased by $57,000, or 36.3%, to $100,000 in 2009.  This decrease was primarily due to a 1.93% decrease in the average yield of interest-bearing bank balances to 0.37% in 2009.  However, the negative effects of this decrease in the average yield were partly offset by a $20.2 million increase in the average balance in 2009.  Interest earned on investment securities decreased by $704,000, or 13.5%, to $4.9 million in 2009.  This decrease in interest income on investment securities was due to an $11.6 million, or 10.4%, decrease in the average outstanding balance of investment securities to $99.8 million in 2009 coupled with an 11 basis point decrease in the average yield to 4.94% for 2009.

Interest expense decreased $5.8 million, or 26.1%, to $16.5 million for the year ended December 31, 2009. This decrease was largely due to a 92 basis point decrease in the average cost of funds from 3.36% in 2008 to 2.44% in 2009, reflecting lower market interest rates in 2009.  Interest expense on deposits decreased $5.3 million, or 30.8%, to $11.9 million in 2009.  This decrease was primarily due to a 108 basis point decrease in the average cost of deposits to 2.11% in 2009, reflecting lower market interest rates in 2009.  The positive impact of a decrease in the cost of deposits was partly offset by a $24.4 million, or 4.5%, increase in average deposits in 2009. Average deposits increased due to organic growth generated from the Company’s primary market area.  Interest paid on borrowed money decreased by $511,000, or 10.0%, to $4.6 million in 2009.  Average borrowings decreased by $13.9 million, or 11.0%, to $112.7 million for 2009, while the average rate paid on borrowings decreased by five basis points to 4.09% for 2009. Average borrowings decreased due to maturities that were funded by cash flow funds generated from deposit growth. The Company may increase the level of borrowings to provide liquidity for operating purposes, to purchase investment securities, fund loan growth, and offset any deposit decreases.  If these borrowing levels increase, we expect there will be a corresponding increase in interest expense.

Provision for Loan Losses. The Company provided $11.0 million and $3.3 million in loan loss provisions for the years ended December 31, 2009 and 2008, respectively.  The allowance for loan losses as a percentage of total loans was 1.51% at December 31, 2009, and 1.28% at December 31, 2008. The provision for loan losses was increased due to an increase in non-performing assets, coupled with net charge-offs of $9.8 million during 2009.

In 2009, the Charlotte metropolitan area experienced decreases in housing prices, an increased unemployment rate, decreased housing starts and housing sales and decreased commercial activity.  However, the economic slowdown in the Charlotte metropolitan area has generally been less severe than the economic slowdown experienced in other large metropolitan areas of the country.  Due to the slowdown in the local economy, the level of non-performing loans increased by $9.0 million, to $12.0 million at December 31, 2009.  As a result, the ratio of non-performing loans to gross loans increased from 0.48% at December 31, 2008, to 1.96% at December 31, 2009.  Also, other real estate owned increased by $2.6 million to $5.1 million at December 31, 2009.  Non-performing assets increased by $11.5 million to $17.1 million at December 31, 2009, resulting in an increase in the ratio of non-performing assets to total assets from 0.69% at December 31, 2008, to 2.15% at December 31, 2009.  Refer to “Allowance for Loan Losses” for further discussion.

Noninterest Income.  Noninterest income increased by $2.2 million, or 36.5%, from $6.0 million in 2008 to $8.2 million in 2009.  The following table presents the detail of noninterest income for the years ended December 31, 2009, and December 31, 2008.

	2009	2008	Variance
(Dollars in thousands)

Noninterest income:
Service charges on deposit accounts	$3,256	$3,031	$225
Mortgage banking income	1,202	829	373
Other loan fees	245	384	(139)
Net gain on sale of investments	2,198	284	1,914
Net loss on sale of other assets	(285)	(120)	(165)
Commissions on sales of financial products	191	260	(69)
Dividends on FHLB stock	5	180	(175)
Income from bank-owned life insurance	770	766	4
Other income	635	405	230
Total noninterest income	$8,217	$6,019	$2,198

Service charges on deposit accounts increased primarily as a result of an increased number of demand deposit accounts which generate monthly service charges and non-sufficient funds (“NSF”) fees on overdrafts.  However, recent legislation limiting the collection of NSF fees beginning in July 2010 will have an adverse impact on future fee income from deposit accounts. Mortgage banking income increased largely due to higher mortgage loan originations resulting from lower market interest rates, a reduced number of competitors, and the federal tax credit for first time home buyers.  This federal tax credit for first-time home buyers was scheduled to expire in November 2009, but was extended to April 2010 and was expanded to include additional qualified home buyers.  Mortgage loan originations could decrease after the expiration of this tax credit or in the event that market interest rates increase.  Other loan fees decreased primarily due to a slowdown in originations of speculative residential loans and acquisition and development loans.  Both of these types of loans generally generate attractive fee income.  Given the current state of the local housing market, management does not expect to originate a significant amount of these types of loans in 2010, resulting in a continued decrease in fee income from lending activity for 2010.  The increase in the net gain on sale of investments was due to the sale of $69.3 million of investment securities.  These securities were sold primarily for the purpose of shortening the duration of the investment portfolio and reduce the adverse effects of rising interest rates on the Company’s equity position.  The Company may continue to shorten the duration of its investment portfolio in 2010; however, it is unlikely that there will be any material gains recognized from the sales of investments in 2010. The increase in the net loss on sale of other assets was primarily related to losses incurred from the sale of $2.4 million of other real estate.  Given the Company’s increasing portfolio of other real estate owned, additional losses will likely be recognized from the disposal of its other real estate owned.  Commissions on sales of financial products decreased due to a reduced level of activity.  Much of the Company’s level of activity is related to the performance of the stock market.  Dividend income on FHLB stock decreased as the FHLB suspended most dividend payments during 2009.  The FHLB recently reinstated its dividend payment to stockholders at the end of 2009, which should result in higher dividend payments in 2010. Income from bank-owned life insurance increased slightly due to the Company transferring a portion of its policies to a higher yielding insurance product.  Other noninterest income increased primarily as a result of a $235,000 increase from the fair value adjustment on deferred compensation assets.  This increase in the fair value adjustment on deferred compensation assets was offset by a corresponding decrease in compensation expense, resulting in no impact on net income.

Noninterest Expense.  The Company’s noninterest expense increased by $31.0 million from $19.2 million in 2008 to $50.3 million in 2009.  The following table presents the detail of noninterest expense for the years ended December 31, 2009 and December 31, 2008.

	2009	2008	Variance
(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$9,818	$9,964	$(146)
Occupancy and equipment expense	2,571	2,660	(89)
Office supplies expense	142	232	(90)
Advertising	365	402	(37)
Professional services	1,059	867	192
Telephone and communications	274	258	16
Data processing	525	461	64
Deposit insurance	1,076	117	959
Amortization of intangible assets	314	512	(198)
Valuation adjustment on other real estate owned	338	-	338
Impairment of investment securities	754	468	286
Impairment of goodwill	29,641	-	29,641
Restructuring expense	-	220	(220)
Other expenses	3,395	3,065	330
Total noninterest expense	$50,272	$19,226	$31,046

The goodwill impairment charge of $29.6 million was the result of the Company’s annual goodwill impairment test.  Pursuant to accounting regulations, goodwill is evaluated for potential impairment on an annual basis.  As such, the Company performs its annual goodwill impairment test in the fourth quarter of each year.  Performing a goodwill impairment test is a two-step process.  In performing the first step, the Company estimated the fair value of the reporting unit (which was determined to be the Company) using a market value approach that utilizes the Company’s current stock price as the primary indicator of fair market value.  The results of the first step indicated that the fair value of the Company was less than the book value of the Company.  As such, the Company performed the second step of the goodwill impairment test.  The results of the impairment test indicated that the $29.6 million in outstanding goodwill was fully impaired and had a fair value of $0.  The primary factors in the determination of goodwill impairment was the relatively low stock price of the Company and the resulting low market valuation.  These factors were largely attributed to the low market-wide valuations for financial institutions which impacted the Company’s market valuation.  The goodwill impairment was a non-cash expense and will not impact future operating performance.

Compensation and benefits expense decreased by 1.5% primarily as a result of a reduced number of employees.  The Company reduced its employment base through attrition and targeted layoffs as a result of the slowing economic conditions.  These reductions were largely focused in the areas related to commercial real estate due to the decreased originations in this area.  As economic conditions improve, the Company will likely increase its number of employees which will increase future compensation expense. Occupancy expense decreased by 3.4% largely due to lower depreciation expense resulting from the complete depreciation of several large fixed assets related to the Company’s data processing.  Occupancy expense is expected to increase slightly in 2010 as we have remodeled our operations center and we plan to move from our leased Stallings branch office into a new leased branch office in Indian Trail.  Office supplies decreased due to higher expenses incurred in 2008 related to opening a new office and improved pricing from a new supply vendor.  Advertising cost decreased due to a reduced level of marketing during this economic slowdown.  As economic conditions improve, advertising costs may increase. Professional fees increased primarily as a result of $141,000 in fees related to the preparation and filing of regulatory documents in conjunction with a stock offering which was withdrawn due to unfavorable market conditions.  Also, the Company paid $44,000 for restructuring a portion of its FHLB advances.  Telephone expense increased slightly due to communication upgrades and the addition on a new location in 2008.  Data processing increased due to an increased number of customer accounts and software upgrades and enhancements.  The decrease in the amortization of intangible assets was due to the normal decrease associated with amortizing the core deposit intangible on an accelerated basis.  Estimated amortization expense in 2010 is expected to be $244,000. Deposit insurance increased due to a $380,000 special assessment paid by the Company in 2009 and an increase in the overall deposit assessment rate.  This special assessment and increase in the assessment rate was charged by the FDIC to all insured financial institutions as a result of depleted deposit reserve levels resulting from the increase number of bank failures during 2009.  The Company’s FDIC deposit insurance expense is not expected to decrease in 2010. During 2009 the Company recognized a $338,000 valuation adjustment on other real estate owned.  This represented the decrease in the market value of real estate acquired by the Company though foreclosure or deed in lieu of foreclosure.  Additional valuation adjustments on other real estate owned may be incurred in 2010 if real estate values continue to decrease. In 2008 there were restructuring costs of $220,000 related to severance and other costs related to a realignment of the Company’s management structure.   There were no such charges in 2009 and no such charges currently planned for 2010.  The impairment of investment securities in 2008 and 2009 was primarily related to a $987,000 impairment on a $1.0 million trust preferred collateralized debt obligation that was determined to be other-than-temporary.  The current book value of this investment has been written down to $13,000 and no further impairments on this investment are expected in 2010.  Other noninterest expense increased primarily due to higher costs related to managing the Company’s other real estate owned portfolio.  These expenses include unpaid taxes, insurance, and maintenance.

Income Taxes.  The Company recognized an income tax benefit of $1.5 million in 2009 compared to income tax expense of $639,000 for 2008.  The change in the tax provision was primarily due to a $35.3 million decrease in pretax income.  The effective tax rate decreased from 17.2% to 4.6% due to a larger percentage of income being derived from tax-advantaged assets such as municipal securities, U.S. Government Agency securities, and bank-owned life insurance that generate tax-exempt income.   Management expects to decrease its level of income generated from tax-advantaged sources in 2010, resulting in an increase in the effective tax rate for 2010.

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

Net interest income. The Company’s net interest income was flat at $20.2 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  During 2008 the Company experienced a 22 basis point decrease in the net interest margin from 3.14% for 2007 to 2.92% for 2008. The compression of the net interest margin was caused in part by a series of decreases in the federal funds rate by the Federal Reserve Board during 2008 that resulted in a 400 basis point decrease in the prime lending rate during the year from 7.25% at the end of 2007 to 3.25% at the end of 2008.  At December 31, 2008, the Company had approximately $270 million in loans, or 43% of the Company’s loan portfolio, repricing each month, the majority of which were tied to the prime lending rate. This sharp decrease in short-term interest rates did not provide sufficient time for many of the Company’s time deposits to reprice at a lower interest rate.  As a result, the yield on assets for 2008 decreased at a faster rate than the decrease in the cost of funds, causing the spread between interest-earning assets and interest-bearing liabilities to decrease from 2.85% to 2.70%.  When short-term interest rates stabilize, the Company’s net interest margin should begin to expand as its portfolio of time deposits reprices at lower market rates without commensurate offsetting decreases in the yield on its prime-based loan portfolio.  The negative effects of the net interest margin compression were largely offset by strong balance sheet growth during the year. During 2008, the Company’s average interest-earning assets increased from $663.0 million in 2007 to $711.7 million in 2008.

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

Interest earned on interest-bearing bank balances decreased by $290,000, or 64.9%, to $157,000 in 2008.  The average balance of interest-bearing bank balances decreased by $2.6 million, or 27.7%, to $6.8 million and the average yield on these deposits decreased by 243 basis points to 2.30%.  Interest earned on investment securities increased by $388,000, or 6.9%, to $5.2 million in 2008.  Tax equivalent adjustments using a 34% tax rate were made to interest income on investment securities in the amounts of $517,000 and $557,000 for 2008 and 2007, respectively.  This increase in interest income on investment securities was also partly offset by a $15.1 million, or 11.9%, decrease in the average outstanding balance of investment securities to $111.5 million in 2008.  The average tax-equivalent yield on investment securities increased by 18 basis points to 5.05% for 2008 due to an increased level of higher-yielding municipal securities during 2008.

Interest expense decreased $4.1 million, or 15.5%, to $22.4 million for the year ended December 31, 2008. This decrease was largely due to a 93 basis point decrease in the average cost of funds from 4.29% in 2007 to 3.33% in 2008.  Partly offsetting this decrease in the average cost of funds was a $47.7 million, or 7.7%, increase in average interest-bearing liabilities from $618.1 million in 2007 to $665.8 million in 2008. Interest expense on deposits decreased $5.1 million, or 22.8%, to $17.2 million in 2008.  This decrease was primarily due to a 97 basis point decrease in the average cost of deposits due to falling interest rates during 2008.  The positive impact of a decrease in the cost of deposits was partly offset by a $3.8 million, or 0.7%, increase in average deposits in 2008. Average deposits increased due to organic growth generated from the Company’s primary market area.  Interest paid on borrowed money increased by $934,000, or 23.6%, to $5.2 million in 2008.  Average borrowings increased by $43.9 million, or 53.1%, to $126.6 million for 2008, while the average rate paid on borrowings decreased from 5.06% in 2007 to 4.04% in 2008.  Average borrowings increased in order to fund loan growth, purchase mortgage-backed securities, and fund decreases in deposits.

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

In 2008, the Charlotte metropolitan area experienced decreases in housing prices, an increased unemployment rate, decreased housing starts and housing sales and decreased commercial activity.  However, the economic slowdown in the Charlotte metropolitan area has generally been less severe than the economic slowdown experienced in other large metropolitan areas of the country.  Due to the slowdown in the local economy, the level of non-performing loans increased by $1.2 million, to $3.0 million at December 31, 2008.  As a result, the ratio of non-performing loans to gross loans increased from 0.32% at December 31, 2007, to 0.48% at December 31, 2008.  Also, other real estate owned increased by $2.1 million to $2.6 million at December 31, 2008.  The Company has not been an originator or purchaser of option adjustable rate or “no documentation” portfolio loans and the Company’s loan portfolio does not include any mortgage loans that are considered “sub-prime.”  Therefore, none of the foreclosures were the result of any “sub-prime” lending activity by the Company.  The properties acquired through foreclosure consisted of 12 one-to-four family residential properties, two residential lots and one commercial building located in the Company’s primary lending area. These properties are in various stages of disposition.  Non-performing assets increased by $3.3 million to $5.6 million at December 31, 2008, resulting in an increase in the ratio of non-performing assets to total assets from 0.30% at December 31, 2007, to 0.69% at December 31, 2008.  Refer to “Allowance for Loan Losses” for further discussion.

Noninterest Income.  For the year ended December 31, 2008, noninterest income decreased by $543,000, or 8.3%, from $6.6 million in 2007 to $6.0 million in 2008.  The following table presents the detail of noninterest income for the years ended December 31, 2008 and December 31, 2007.

	2008	2007	Variance
(Dollars in thousands)

Noninterest income:
Service charges on deposit accounts	$3,031	$2,722	$309
Mortgage banking income	829	990	(161)
Other loan fees	384	484	(100)
Net gain (loss) on sale of investments	284	(74)	358
Net gain (loss) on sale of other assets	(120)	398	(518)
Commissions on sales of financial products	260	289	(29)
Dividends on FHLB stock	180	212	(32)
Income from bank-owned life insurance	766	769	(3)
Life insurance proceeds	-	112	(112)
Other income	405	660	(255)
Total noninterest income	$6,019	$6,562	$(543)

Service charges on deposit accounts increased by 11.4% primarily due to an increased number of demand deposit accounts which generate monthly service charges and NSF fees on overdrafts.  The decrease in mortgage banking income was largely due to reduced mortgage loan originations during 2008 as a result of the slowdown in the local housing market.  As a result of the slowdown in the local mortgage market, many local competitors have exited the market.  The decrease in other loan fee income was primarily due to a slowdown in originations of speculative residential lending and acquisition and development lending activity.  Both of these types of loans generally generate attractive fee income.  The net gain on sale of investments increased due to the sale of $31.7 million in investment securities for a net gain of $284,000 in 2008.  During the year ended December 31, 2007, the Company sold $17.0 million in investment securities at a net loss of $74,000.  The net loss on sale of other assets was due to the sale of  $537,000 of real estate acquired through foreclosure at a net loss of $69,000 and $330,000 of fixed assets at a net loss of $51,000 in 2008.  During 2007, the Company sold $334,000 of real estate acquired through foreclosure at a net loss of $17,000, $202,000 of loans at a net gain of $5,000, and $801,000 of fixed assets at a net gain of $410,000.  Commissions on sales of financial products decreased due to reduced level of activity which was largely related to the poor performance of the stock market in 2008 compared to 2007.  Dividends on FHLB stock decreased due to lower dividend payments resulting from the significant decrease in interest rates during 2008.  In 2007, the Company recognized $112,000 in net life insurance proceeds as a result of the untimely death of one of the Company’s officers. The Company did not recognize any life insurance benefits in 2008.  Other income decreased in 2008 primarily due to a mark-to-market adjustment made on deferred compensation assets.  This mark-to-market adjustment was offset by a corresponding adjustment to compensation, resulting in no impact to net income.

Noninterest Expense. The Company’s noninterest expense increased by $1.3 million, or 7.4%, from $17.9 million in 2007 to $19.2 million in 2008.  The following table presents the detail of noninterest expense for the years ended December 31, 2008 and December 31, 2007.

	2008	2007	Variance
(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$9,964	$9,728	$236
Occupancy and equipment expense	2,660	2,648	12
Office supplies expense	232	195	37
Advertising	402	522	(120)
Professional services	867	544	323
Telephone and communications	258	259	(1)
Data processing	461	413	48
Deposit insurance	117	66	51
Amortization of intangible assets	512	629	(117)
Impairment of investment securities	468	162	306
Restructuring expense	220	-	220
Other expenses	3,065	2,729	336
Total noninterest expense	$19,226	$17,895	$1,331

In 2008 compensation and benefits expense increased by 2.4%, primarily due to additional staffing related to the opening of a new full-service branch office in the first quarter of 2008.  Occupancy expense increased slightly in 2008.  During 2008, the Company closed one mortgage loan origination office and consolidated two other mortgage loan origination offices into existing branch offices.  All of the loan production offices were located in leased space.  Also during 2008, the Company opened a full-service office in Rock Hill, South Carolina in a leased building.  Office supplies increased due to the opening of a new branch office in 2008.  Advertising expense decreased due to a reduced level of marketing expense during this economic slowdown.  Professional fees increased due to higher audit and legal costs associated with complying with increased regulatory and accounting issues facing our industry.  Also, the former Chief Executive Officer of Trinity Bank, which was acquired in 2005, retired and was placed on a consulting contract that was negotiated as a condition of the sale of Trinity Bank.  Telephone and communications was relatively flat during the respective periods.  In the fourth quarter of 2008 the Company renewed its data processing contract that resulted in lower pricing for existing data processing services.  Deposit insurance increased due to higher FDIC premiums charged for all insured financial institutions as a result of an increased number of FDIC-insured bank failures that lowered the FDIC’s Deposit Insurance Fund.   The decrease in the amortization of intangible assets was due to the normal decrease associated with amortizing the core deposit intangible on an accelerated basis. Expenses related to the impairment of securities increased from 2007 to 2008 due to a $468,000 impairment on a $1.0 million trust preferred collateralized debt obligation that management determined was other-than-temporary.  The $220,000 of restructuring expense in 2008 related to severance and other costs related to a realignment of the Company’s management structure.   Other expenses increased primarily due to higher expenses for loan collection, management and disposition costs related to real estate acquired through foreclosure, processing a larger number of demand deposit accounts, and miscellaneous costs related to operating an additional full-service office which was opened in the first quarter of 2008.

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

Citizens South Banking Corporation
Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in thousands, except per share data)

2009
Interest income	$9,685	$9,678	$9,481	9,211
Interest expense	4,702	4,346	3,947	3,531
Net interest income	4,983	5,332	5,534	5,680
Provision for loan losses	900	1,950	3,975	4,155
Net int. income after provision for loan losses	4,083	3,382	1,559	1,525
Noninterest income	1,249	2,016	2,501	2,451
Noninterest expense	4,937	5,239	5,229	34,867
Income (loss) before income taxes	395	159	(1,169)	(30,891)
Income tax benefit	(61)	(155)	(672)	(611)
Net income (loss)	456	314	(497)	(30,280)
Preferred stock dividend	253	259	262	259
Net income (loss) available
to common stockholders	203	55	(759)	(30,539)

Per share data:
Net income (loss):
Basic	$0.03	$0.01	$(0.10)	$(4.11)
Diluted	0.03	0.01	(0.10)	(4.11)
2008
Interest income	10,972	10,484	10,805	10,347
Interest expense	6,185	5,571	5,423	5,173
Net interest income	4,787	4,913	5,382	5,174
Provision for loan losses	345	750	720	1,460
Net int. income after provision for loan losses	4,442	4,163	4,662	3,714
Noninterest income	1,680	1,592	1,492	1,255
Noninterest expense	4,882	4,703	5,145	4,496
Income before income taxes	1,240	1,052	1,009	473
Income tax expense (benefit)	270	190	187	(8)
Net income	970	862	822	481
Preferred stock dividend	-	-	-	54
Net income available
to common stockholders	$970	$862	$822	$427

Per share data:
Net income:
Basic	$0.13	$0.12	$0.11	$0.06
Diluted	0.13	0.12	0.11	0.06

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risks

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates.  The risk of loss can be reflected in diminished market values and/or reduced net interest income in future periods.  The Company’s most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates.  The structure of the Company's loan and deposit portfolios is such that significant changes in interest rates could adversely impact net interest income.  The Company does not maintain a trading account, nor is it subject to currency exchange risk or commodity price risk.  The Company's Asset/Liability Committee ("ALCO") is responsible for monitoring and managing exposure to interest rate risk. The Company's ALCO monitors the Company's level of interest rate sensitivity and ensures that the level of sensitivity of the Company's net portfolio value is maintained within limits established by the Board of Directors. Through such management, the ALCO seeks to reduce the vulnerability of the Company's operations to changes in interest rates. During the past year, the ALCO utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of short-term commercial business loans and nonresidential mortgage loans; (2) emphasizing the origination of adjustable-rate home equity lines of credit; (3) emphasizing the origination and retention of adjustable-rate one-to-four family residential mortgage loans; (4) originating all new fixed-rate mortgage loans as a broker for a third party; and (5) focusing on growing the Company’s core deposit portfolio.

Interest Rate Sensitivity. The OTS requires the computation of amounts by which the net present value of the Bank's cash flow from assets, liabilities, and off balance sheet items (the Bank’s net portfolio value or "NPV") and the net interest income (“NII”) of the Bank would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on a bank’s NPV and NII from instantaneous and permanent one hundred- to three hundred-basis point increases and decreases in market interest rates.  The following table presents the Bank’s projected change in NPV and NII at December 31, 2009, as calculated by an independent third party, based upon information provided by the Bank.  The Bank’s level of sensitivity, given a hypothetical, immediate, and sustained change in interest rates from + 300 basis points to – 300 basis points, is within the range of acceptable sensitivity established by the Board of Directors and is detailed on the following table.

Hypothetical, Immediate,	Estimated Theoretical		Estimated Theoretical
and Sustained	Net Interest Income		Net Portfolio Value
Changes in Interest Rates	Amount	% Change	Amount	% Change

(Dollars in thousands)

300 basis point rise	$27,168	8.0%	$90,358	(10.9	) %
200 basis point rise	25,941	3.1	92,144	(6.4)
100 basis point rise	25,018	(0.6)	94,701	(3.5)
No change	25,156	-	98,483	-
100 basis point decline	25,377	0.9	100,807	2.4
200 basis point decline	23,818	(5.3)	102,867	4.4
300 basis point decline	22,065	(12.3)	109,181	10.9

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

ITEM 8.                   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens South Banking Corporation
Gastonia, North Carolina

We have audited the accompanying consolidated statements of financial condition of Citizens South Banking Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens South Banking Corporation and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Gastonia, North Carolina
March 12, 2010

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2009 and 2008

	2009	2008
(Dollars in thousands, except per share data)

Assets
Cash and due from banks	$8,925	$9,444
Interest-earning bank balances	44,255	613
Cash and cash equivalents	53,180	10,057
Investment securities available-for-sale	50,990	109,180
Investment securities held-to-maturity	32,380	-
Loans, net of deferred fees	610,201	626,688
Allowance for loan losses	(9,189)	(8,026)
Loans, net	601,012	618,662
Other real estate owned	5,067	2,601
Premises and equipment, net	15,436	16,834
Accrued interest receivable	2,430	2,609
Federal Home Loan Bank stock	4,149	4,793
Intangible assets	570	30,525
Bank-owned life insurance	17,522	16,813
Other assets	8,796	5,139
Total assets	$791,532	$817,213

Liabilities and Stockholders' Equity
Deposits	609,345	581,488
Borrowed money	82,165	99,650
Subordinated debt	15,464	15,464
Retail repurchase agreements	8,970	9,251
Other liabilities	3,266	6,640
Total liabilities	719,210	712,493
Comittments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 20,500 shares
issued and outstanding at December 31, 2009 and December 31, 2008.	20,589	20,507
Common stock, $0.01 par value, 20,000,000 shares authorized; 9,062,727 shares issued at December 31, 2009 and December 31, 2008, 7,526,854 and 7,515,957
shares outstanding at December 31, 2009 and December 31, 2008, respectively	91	91
Additional paid-in-capital	48,528	48,008
Retained earnings, substantially restricted	3,411	36,089
Accumulated other comprehensive income (loss)	(297)	25
Total stockholders' equity	72,322	104,720
Total liabilities and stockholders' equity	$791,532	$817,213

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
(Dollars in thousands, except per share data)

Interest Income:
Loans	$33,432	$37,229	$40,679
Investment securities	4,524	5,221	5,609
Interest-earning bank balances	100	157	447
Total interest income	38,056	42,607	46,735
Interest Expense:
Deposits	11,918	17,232	22,315
Borrowed funds	4,608	5,119	4,185
Total interest expense	16,526	22,351	26,500

Net interest income	21,530	20,256	20,235
Provision for loan losses	10,980	3,275	1,290
Net interest income after provision for loan losses	10,550	16,981	18,945
Noninterest Income:
Fee income on deposit accounts	3,256	3,031	2,722
Fee income on mortgage banking	1,202	829	990
Fee income on lending activities	245	384	484
Net gain (loss) on sale of investment securities	2,198	284	(74)
Net gain (loss) on sale of other assets	(285)	(120)	398
Commissions on sales of financial products	191	260	289
Dividends on FHLB stock	5	180	212
Income from bank-owned life insurance	770	766	769
Life insurance proceeds, net	-	-	112
Other income	635	405	660
Total noninterest income	8,217	6,019	6,562
Noninterest Expense:
Compensation and benefits	9,818	9,964	9,728
Occupancy and equipment	2,571	2,660	2,648
Office supplies	142	232	195
Advertising	365	402	522
Professional services	1,059	867	544
Telephone and communications	274	258	259
Data processing	525	461	413
Deposit insurance	1,076	117	66
Amortization of intangible assets	314	512	629
Valuation adjustment on other real estate owned	338	-	-
Impairment of investment securities	754	468	162
Impairment of goodwill	29,641	-	-
Restructuring	-	220	-
Other expenses	3,395	3,065	2,729
Total noninterest expense	50,272	19,226	17,895

Income (loss) before income tax expense (benefit)	(31,505)	3,774	7,612
Provision for income tax expense (benefit)	(1,499)	639	1,947
Net income (loss)	(30,006)	3,135	5,665
Dividends on preferred stock	1,034	54	-

Net income (loss) available to common stockholders	$(31,040)	$3,081	$5,665

Net income (loss) per common share:
Basic	$(4.19)	$0.42	$0.74
Diluted	$(4.19)	$0.42	$0.73

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2009, 2008, and 2007

				Retained
			Additional	Earnings	Other
	Preferred	Common	Paid-in	Substantially	Comprehensive
	Stock	Stock	Capital	Restricted	Income	Total
(Dollars in thousands, except per share data)

Balance, January 1, 2007	$-	$91	$53,830	$33,031	$(991)	$85,961

Comprehensive results:
Net income	-	-	-	5,665	-	5,665
Other comprehensive income, net of tax	-	-	-	-	648	648
Allocation from shares purchased with loan to ESOP	-	-	260	-	-	260
Repurchase of common stock	-	-	(6,446)	-	-	(6,446)
Vesting of Recognition and Retention Plan ("RRP") shares	-	-	302	-	-	302
Stock option expense	-	-	28	-	-	28
Exercise of stock options	-	-	283	(199)	-	84
Cash dividends declared on common stock	-	-	-	(2,468)	-	(2,468)
						-
Balance, December 31, 2007	$-	$91	$48,257	$36,029	$(343)	$84,034

Comprehensive results:
Net income	-	-	-	3,081	-	3,081
Other comprehensive income, net of tax	-	-	-	-	368	368
Issuance of preferred stock and warrants	20,500	-	-	-	-	20,500
Accretion of discount on preferred stock	7	-	-	(7)	-	-
Allocation from shares purchased with loan to ESOP	-	-	138	-	-	138
Repurchase of common stock	-	-	(1,020)	-	-	(1,020)
Vesting of RRP shares	-	-	342	-	-	342
Stock option expense	-	-	71	-	-	71
Exercise of stock options	-	-	220	(155)	-	65
Post retirement liability on split dollar arrangements	-	-	-	(349)	-	(349)
Cash dividends declared on common stock	-	-	-	(2,510)	-	(2,510)
						-
Balance, December 31, 2008	$20,507	$91	$48,008	$36,089	$25	$104,720

Comprehensive results:
Net loss	-	-	-	(31,040)	-	(31,040)
Other comprehensive loss, net of tax	-	-	-	-	(322)	(322)
Accretion of discount on preferred stock	82	-	-	(83)	-	(1)
Allocation from shares purchased with loan to ESOP	-	-	63	-	-	63
Vesting of RRP shares	-	-	331	-	-	331
Stock option expense	-	-	106	-	-	106
Exercise of stock options	-	-	20	(20)	-	-
Cash dividends declared on common stock	-	-	-	(1,535)	-	(1,535)
						-
Balance, December 31, 2009	$20,589	$91	$48,528	$3,411	$(297)	$72,322

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(31,040)	$3,081	$5,665
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Provision for loan losses	10,980	3,275	1,290
Depreciation	1,026	1,112	1,160
Goodwill impairment charge	29,641	-	-
Impairment of securities	754	468	162
Deferred income tax benefit	(1,273)	(974)	(476)
(Gain) loss on sale of investment securities available-for-sale	(2,198)	(284)	74
(Gain) loss on sale of other assets	285	120	(397)
Valuation adjustment on other real estate owned	338	-	-
Deferred loan origination fees	40	109	88
Amortization of intangible assets	314	512	629
Allocation of shares to the ESOP	63	138	260
Stock option expense	105	71	28
Vesting of shares issued for the RRP	331	342	302
(Increase) decrease in accrued interest receivable	179	645	(18)
(Increase) decrease in other assets	(11,795)	(3,164)	1,183
Net cash provided by (used in) operating activities	(2,250)	5,451	9,950

Cash flows from investing activities:
Net (increase) decrease in loans made to customers	6,630	(68,234)	(45,749)
Proceeds from the sale of investment securities	69,349	31,692	16,974
Proceeds from the sale of loans	-	-	202
Proceeds from the sale of premises and equipment	815	330	801
Proceeds from the sale of other real estate owned	2,418	537	334
Maturities and prepayments of investment securities, available-for-sale	23,352	16,695	31,954
Maturities and prepayments of investment securities, held-to-maturity	36	-	-
Purchases of investment securities, available-for-sale	(33,591)	(40,740)	(38,505)
Purchases of investment securities, held-to-maturity	(32,415)	-	-
(Purchases) sales of FHLB stock	644	(557)	(655)
Purchases of premises and equipment	(445)	(362)	(1,229)
Net cash provided by (used in) investment activities	36,793	(60,639)	(35,873)

Cash flows from financing activities:
Net increase (decrease) in deposits	27,857	(9,277)	27,963
Dividends paid to common stockholders	(1,535)	(2,510)	(2,469)
Issuance of preferred stock	-	20,500	-
Exercise of stock options	-	65	84
Repurchase of common stock	-	(1,019)	(6,446)
Post retirement benefit accrual	-	(349)	-
Net increase (decrease) in borrowed money	(17,766)	28,081	10,320
Increase (decrease) in advances from borrowers for insurance and taxes	24	15	(11)
Net cash provided by financing activities	8,580	35,506	29,441

Net increase (decrease) in cash and cash equivalents	43,123	(19,682)	3,518
Cash and cash equivalents at beginning of year	10,057	29,739	26,221
Cash and cash equivalents at end of year	53,180	10,057	29,739

Supplemental non-cash investing activity:
Reclassification of loans to other real estate owned	$4,943	$2,379	$2,379

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

Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina.  The Bank’s principal business activity is offering FDIC-insured deposits to local customers through its 16 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans and investment securities.  The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  Noninterest income primarily includes fee income generated from deposit and loan accounts, mortgage banking fees, commissions earned from the sale of uninsured investment products, increases in the cash value of bank-owned life insurance policies, net gains (losses) from the sale of assets and other noninterest income items.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, deposit insurance, advertising, impairment of investment securities and goodwill, amortization of intangible assets and other noninterest expenses.  Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities. The Bank’s wholly-owned subsidiary, Citizens South Financial Services, Inc. (doing business as Citizens South Investment Services) acts as an independent agent selling various uninsured financial products.

The Company operates 16 full-service branch offices in the North Carolina Counties of Gaston (7), Union (3), Rowan (2), Mecklenburg (1), and Iredell (2) and the South Carolina County of York (1).  The Company’s corporate headquarters is located at 519 South New Hope Road in Gastonia, North Carolina.

Consolidation – The accompanying consolidated financial statements include the accounts of Citizens South Banking Corporation, its wholly-owned subsidiary, Citizens South Bank, and the Bank’s wholly-owned subsidiary, Citizens South Financial Services, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain of the prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications are immaterial to the financial statements.

Use of Estimates – The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The more significant estimates that are particularly susceptible to change in the near future relate to the determination of the allowance for loan losses and the valuation of investment securities.  Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, short-term interest-bearing deposits, and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.

Investment Securities – Investment securities are classified in one of three categories on the date of purchase as follows: 1) available-for-sale, 2) held-to-maturity, or 3) trading.   Investment securities classified as available-for-sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated stockholders’ equity and as an item of other comprehensive income.  Investment securities classified as held-to-maturity are carried at book value. The Company did not classify any securities as trading at December 31, 2009 or 2008.  Purchases and sales of securities are recorded on a trade-date basis.  Gains and losses are recognized on a trade-date basis at the time of the sale using the specific identification method.  Declines in the fair value of individual securities below their cost that are considered “other than temporary” result in write-downs of the individual securities to their fair value. The related write-downs are included in the consolidated earnings of the Company. Amortization of premiums and accretion of discounts are included in interest income over the life of the related security, or in the case of mortgage-backed and related securities, the estimated life of the security.

Loans - Loans that management has the intent and ability to hold for the foreseeable future are carried at their principal balance adjusted for any deferred loan fees or expenses. Interest income is earned on the level yield method based on the daily outstanding balance.  Generally, loans are classified as nonaccrual, and the accrual of interest is discontinued, when the contractual payment of principal and interest has become 90 days past due or when, in management’s judgment, principal or interest is not collectible in accordance with the terms of the obligation.  Cash receipts on nonaccrual loans are applied to principal.  The accrual of interest resumes when the loan returns to performing status.  The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis.  Commercial loans are considered to be impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with contractual terms.  Management monitors internally generated reports, including past due reports, payment histories, criticized asset reports, which include loans with historical payment problems or borrowers in troubled industries, as well as other sources of information, such as borrower financial statements, the value of the collateral, etc., to identify impaired loans.  Discounted cash flow analysis or the estimated fair value of collateral are used in determining the fair value of impaired loans.  When the ultimate collectability of the principal balance of an impaired loan is in doubt, cash receipts are applied to principal.  The Company did not have any loans for sale as of December 31, 2009 or 2008.

Allowance for Loan Losses - Management has established a systematic methodology for evaluating the adequacy of the Company’s allowance for loan losses.  The methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis.  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral.  We increase our allowance for loan losses by charging the provisions for loan losses against our current period income.  Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay the debt, the estimated value of any underlying collateral, current economic conditions, as well as other relevant internal and external factors that could impact loan collectability.  The evaluation of the allowance for loan losses is inherently subjective.  As such, if factors, such as economic conditions, differ substantially from the assumptions, then future adjustments to the allowance for loan losses may be necessary.

Concentrations of Credit Risk – The Company makes loans to individuals as well as small and medium sized businesses primarily in the Company’s normal lending area which includes the North Carolina Counties of Gaston, Rowan, Union, Mecklenburg, Cabarrus, Lincoln, Cleveland, and Iredell Counties, along with York County in South Carolina.  The Company has a diversified loan portfolio, and the borrowers' ability to repay their loans is not dependent upon any specific economic segment.  A large portion of the Company’s loans are secured by real estate in our normal lending area.  As a result, significant decreases in real estate values in the Company’s normal lending area could increase loan losses and have an adverse effect on future earnings.

Impaired Loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected to come from the sale of the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. During 2009, certain impaired loans were identified and reported at fair value through a specific valuation allowance allocation to the allowance for loan losses based upon the fair value of the underlying collateral, or a direct write-down against the principal balance.  As of December 31, 2009, management identified 22 loans totaling $20.7 million that were considered to be impaired.  Credit losses on these impaired loans included $4.1 million of direct write-offs against the principal balance of the loans and a $2.3 million specific reserve established against these impaired loans.  Future interest income on impaired loans will be recognized only if the loan is not in excess of 90 days delinquent and the loan is not on nonaccrual status.  Payments received on those loans that are on nonaccrual status will be applied directly to principal and no income will be recognized until the loan has been repaid or has been placed back on accrual status.

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

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed over the estimated useful lives of the assets (from three to 40 years) based on the straight-line method.  Maintenance and repairs are charged to operations in the period incurred.  Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the lease term.  Gains and losses on dispositions of fixed assets are included in current operations.

Bank-owned life insurance – The Company has purchased life insurance on certain key employees and directors.  These policies are recorded at their cash surrender value.  Income generated from polices is recorded as noninterest income.

Goodwill and Other Intangible Assets – Goodwill represents the cost in excess of fair value of net assets acquired in transactions accounted for as purchases.  In accordance with accounting guidelines, goodwill is not amortized over an estimated useful life, but rather is tested annually for impairment.  Performing a goodwill impairment test is a two-step process.  In performing the first step, the Company estimates the fair value of the reporting unit (which was determined to be the Company) using a market value approach that utilizes the Company’s current stock price as the primary indicator of fair market value.  The results of the first step indicated that the fair value of the Company was less than the book value of the Company.  As such, the Company performed the second step of the goodwill impairment test.  The results of the second step indicated that the $29.6 million in outstanding goodwill was fully impaired and had a fair value of $0.  The primary determining factors in the determination of the goodwill impairment was the relatively low stock price of the Company and the resulting low market valuation.  These factors were largely attributed to the low market-wide valuations for financial institutions which impacted the Company’s market valuation.  The goodwill impairment was a non-cash expense and will not impact future operating performance.

In accordance accounting guidelines, the Company’s core deposit intangible is amortized over its estimated useful life of eight years on an accelerated basis.

Income Taxes – Provisions for income taxes are based on amounts reported in the consolidated statements of income, excluding non-taxable income, and including changes in deferred income taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  Amounts provided for deferred income taxes relate primarily to differences between tax and financial reporting for unrealized gains and losses on securities available-for-sale, allowances for loan losses, depreciation, and deferred compensation.

Income and Expenses – The Company uses the accrual method of accounting for all material income and expense items.  Loan origination fees received and direct costs incurred are deferred and amortized to interest income over the contractual lives of the loans, using the level yield method.  Current period expenses, such as advertising costs, are expensed as incurred.

Stock-Based Compensation – The Company offers a stock-based compensation incentive program which includes certain officers and directors.  Under this program, the Company may grant stock options for a fixed number of shares with an exercise price equal to the market value of the stock at the date of grant.   The fair value of each option is then estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:  2009 - dividend yield of 3.4%, expected volatility of 35%, a risk-free interest rate of 3.0%, and expected lives of six years for the options; 2008- dividend yield of 3.50%, expected volatility of 35%, a risk-free interest rate of 3.5%, and expected lives of six years for the options.  Based on these assumptions, the Company recognized compensation expense totaling $71,000 for the year ended December 31, 2008, and $105,000 for the year ended December 31, 2009, for its stock-based compensation program.

Earnings per Share – The Company has presented both basic and diluted earnings per share (“EPS”).  Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method.  Common stock equivalents arise from the assumed conversion of outstanding stock options.

The only potential stock of the Company are stock options granted to various directors and officers of the Bank and unvested RRP shares.  At December 31, 2009, the Company excluded 795,967 of the 798,079 outstanding options from the calculation of diluted earnings per share since these options had a strike price in excess of the market value of the stock at December 31, 2009. The following is a summary of the computation of basic and diluted earnings per share for the years ended December 31:

	2009	2008	2007
(Dollars in thousands, except per share data)

Net income (loss) available to common stockholders	$(31,040)	$3,081	$5,665

Weighted average outstanding shares	7,410,692	7,374,051	7,688,022
Basic earnings (loss) per share	$(4.19)	$0.42	$0.74

Weighted average outstanding shares	7,410,692	7,374,051	7,688,022
Dilutive effect of stock options	-	18,422	65,917
Weighted average diluted shares	7,410,692	7,392,473	7,753,939
Diluted earnings (loss) per share	$(4.19)	$0.42	$0.73

Comprehensive Income – Comprehensive income (loss) is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments. Information concerning the Company’s other comprehensive income for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
(Dollars in thousands)

Net income (loss) available to common stockholders	$(31,040)	$3,081

Other comprehensive income (loss):
Items of other comprehensive income (loss), before tax
Unrealized gains arising during period	1,674	883
Reclassification for realized gains included in net income	(2,198)	(284)
Other comprehensive income (loss), before tax	(524)	599
Income tax (expense) benefit	202	(231)
Other comprehensive income (loss)	(322)	368
Total comprehensive income (loss)	$(31,362)	$3,449

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles.” ASC 105 replaces SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted this standard effective for the quarterly period ended September 30, 2009 and the principal impact is limited to disclosures as all future references to authoritative literature will be referenced in accordance with the codification.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations,” codification standard ASC 805.  ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any non-controlling interest acquired due to a business combination.  ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations.  Under ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business (the “acquiree”), including goodwill, generally at their fair values.  As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree.  ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.  In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired.  Under this statement, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired.  This statement is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 805 on January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” and an amendment of SFAS No. 133, codification standard ASC 815-10-65-1 (“ASC 815”).  ASC 815 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  ASC 815 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, ASC 815 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 on January 1, 2009, had no material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” ASC 715-20-65 (“ASC 715”).  This ASC provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the ASC is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. ASC 715 is effective for fiscal years ending after December 15, 2009.  The ASC will require the Company to provide additional disclosures related to its benefit plans.

 In April 2009, the FASB issued the following three FASB Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

1) FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” codification standard ASC 820-10-65-4 (“ASC 820”), transition related to FSP SFAS No. 157-4, provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have decreased significantly.  This ASC also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of this ASC are effective for the Company’s interim period ending on June 30, 2009.  The adoption of ASC 820 at June 30, 2009 did not have a material impact on the Company’s financial condition or results of operations.

2) FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” codification standard ASC 825-10-65-1, transition related to FSP SFAS No. 107-1 and APB 28-1, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of this ASC are effective for the Company’s interim period ending on June 30, 2009, and only amends the disclosure requirements about fair value of financial instruments in interim periods.

3) FSP SFAS No. 115-2 and SFAS No.124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” codification standard ASC 320-10-65-1, transition related to FSP SFAS No. 115-2 and SFAS No. 124-2, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of this ASC are effective for the Company’s interim period ending on June 30, 2009 and did not have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codification standard ASC 855.  ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this standard effective for the quarterly period ended June 30, 2009, and its adoption had no material impact on the Company’s financial condition or results of operations.  See Note 15 for additional information.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing re-assessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures,” codification standard ASC 820.   This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance of fourth quarter 2009 financial statement information.  The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial statements.

Note 2 - Participation in U.S. Treasury Capital Purchase Program (“CPP”)

On December 12, 2008, Citizens South Banking Corporation entered into a Letter of Agreement (the "Purchase Agreement") with the United States Department of the Treasury ("U.S. Treasury") pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the "Series A Preferred Stock"), having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant (“the Warrant”) to purchase 428,870 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), at an exercise price per share of $7.17.

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

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register for resale the Series A Preferred Stock, the Warrant and the shares of common stock underlying the Warrant (the "Warrant Shares") if and when requested to do so in writing by the U.S. Treasury. Neither the Series A Preferred Stock nor the Warrant are subject to any contractual restrictions on transfer.

Note 3 – Investment Securities

The book values and estimated fair values, as well as gross unrealized gains and losses of investment securities, available for sale and held to maturity, as of December 31, 2009 and 2008 were as follows:

	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)

2009
Available for sale:
U.S. agency obligations	$9,000	$32	$13	$9,019
Municipal bonds	20,118	98	345	19,871
Mortgage-backed securities	19,258	216	115	19,359
Other securities	3,098	141	498	2,741
Subtotal	51,474	487	971	50,990

Held to maturity:
U.S. agency obligations	26,464	84	305	26,243
Municipal bonds	-	-	-	-
Mortgage-backed securities	5,916	117	-	6,033
Other securities	-	-	-	-
Subtotal	32,380	201	305	32,276
Total at December 31, 2009	$83,854	$688	$1,276	$83,266

2008
Available for sale:
U.S. agency obligations	$500	$3	$-	$503
Municipal bonds	26,959	91	1,245	25,805
Mortgage-backed securities	78,376	2,029	130	80,275
Other securities	3,304	19	726	2,597
Total at December 31, 2009	$109,139	$2,142	$2,101	$109,180

The book values and fair values of investment securities, available for sale and held to maturity at December 31, 2009, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Book Value	Fair Value
(Dollars in thousands)
Available for Sale:
Due in one year or less	$6,166	$6,227
Due after one year through five years	16,021	16,144
Due after five years through ten years	8,225	7,810
Due after ten years	19,959	19,650
Equities	1,103	1,159
Total	$51,474	$50,990

Held to Maturity:
Due in one year or less	$56	$57
Due after one year through five years	6,240	6,250
Due after five years through ten years	20,900	20,683
Due after ten years	5,184	5,286
Equities	-	-
Total	$32,380	$32,276

Gross realized gains on the sale of securities available-for-sale were $2.6 million, $410,000, and $82,000 for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.  Gross realized losses on the sale of securities available-for-sale were $368,000, $126,000, and $156,000 for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.  After-tax net gains (losses) on the sale of securities were $1.4 million, $175,000, and ($46,000) for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

As of December 31, 2009, investment securities having a carrying amount of $15.6 million have been pledged as collateral to secure public deposits, $12.4 million have been pledged as collateral for retail repurchase agreements, $33.2 million have been pledged as collateral for wholesale repurchase agreements, $250,000 have been pledged as collateral for Federal Reserve Bank Treasury Tax and Loan deposits, and $7.6 million have been pledged as collateral for borrowings.  The total carrying value of pledged investment securities at December 31, 2009, was $69.1 million.

Interest earned from municipal securities, which is exempt from federal income taxes, for the past three years were $1.2 million, $1.2 million, and $1.4 million for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

The unrealized losses and fair value of the investment securities by investment type segregated between those that have been in a continuous unrealized loss position for less than twelve months and more than twelve months at December 31, 2009 and December 31, 2008, are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2009
Available for sale:
U.S. agency obligations	$1,987	$13	$-	$-	$1,987	$13
Municipal bonds	7,340	70	3,889	275	11,229	345
Mortgage-backed securities	9,312	113	167	2	9,479	115
Other securities	61	9	1,113	489	1,174	498
Subtotal	$18,700	$205	$5,169	$766	$23,869	$971

Held to maturity:
U.S. agency obligations	$14,165	$305	$-	$-	$14,165	$305
Municipal bonds	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-
Other securities	-	-	-	-	-	-
Subtotal	14,165	305	-	-	14,165	305
Total at December 31, 2009	$32,865	$510	$5,169	$766	$38,034	$1,276

2008
Available for sale:
U.S. agency obligations	$-	$-	$-	$-	$-	$-
Municipal bonds	13,111	553	3,402	692	16,513	1,245
Mortgage-backed securities	5,701	55	4,178	75	9,879	130
Other securities	536	276	1,050	450	1,586	726
Total at December 31, 2008	$19,348	$884	$8,630	$1,217	$27,978	$2,101

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

Note 4 - Loans and Allowance for Loan Losses

The following is a summary of loans outstanding by category at December 31:

	2009	2008
(Dollars in thousands)
One-to-four family residential	$90,666	$84,777
Multi-family residential	25,577	23,359
Construction	22,325	71,454
Nonresidential real estate	315,563	298,255
Commercial business	38,442	34,451
Consumer	117,473	114,287
Gross loans	610,046	626,583
Less:
Deferred loan fees, net and other items	(155)	(105)
Allowance for loan losses	9,189	8,026
Net loans	$601,012	$618,662

 Components in our reserve calculation include specific reserve analysis for impaired loans based on SFAS 114 “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15.” (FASB ASC 310-10-35), general reserve analysis applying historical loss rates based on SFAS No. 5 “Accounting for Contingencies,” (FASB ASC 450-20) and qualitative and environmental factors.

In developing our ASC 450-20 general reserve estimate, we have segmented the loan portfolio into nine main risk categories: one-to-four residential, commercial-construction, multifamily dwelling, land and development, other commercial real estate, commercial business, home equity line of credit, redi cash line of credit and other consumer loans.  Loss experience on each of the risk categories is compiled over the previous eighteen month period and used as a baseline by which to determine the appropriate reserve amount.  The nine risk categories were determined based on their homogeneous nature and are analyzed within each pool for progressions through our risk rating system. When a particular loan is identified as impaired, it is removed from the corresponding risk category and individually analyzed and measured for specific reserve allocation, in accordance with ASC 310-10-35.

Qualitative and environmental factors include external risk factors that we believe are representative of our overall lending environment.  We have identified the following factors in establishing a more comprehensive system of controls in which we can monitor the quality of the loan portfolio:

•	Portfolio risk;
•	Loan policy, procedures and monitoring risk;
•	National and local economic trends and conditions;
•	Concentration risk;
•	Acquisition and development loan portfolio risks;
•	Impaired loan portfolio additional risks.

Certain problem loans are reviewed individually for impairment which is measured in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan, an amendment of  FASB Statements No. 5 and 15” (FASB ASC 310-10-35).  An impaired loan may not represent an expected loss; however a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In determining if a loan is impaired, the bank considers all non-accrual loans, loans whose terms are modified in a troubled debt restructuring, and any other loan that is individually evaluated and determined to be impaired based on risk ratings and loan amounts of certain segments of the bank’s loan portfolio.  If a loan is individually evaluated and identified as impaired as prescribed by ASC 310-10-35, it is measured by using either the fair value of the collateral, less expected costs to sell, present value of expected future cash flows, discounted at the loans effective interest rate, or observable market price of the loan.  Management chooses a method on a loan-by-loan basis.  Measuring impaired loans requires judgment and estimates and the eventual outcomes may differ from those estimates. Management determined that impaired loans totaled $20.7 million at December 31, 2009 and $5.9 million at December 31, 2008.

Changes in the allowance for loan losses for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, were as follows:

	2009	2008	2007
(Dollars in thousands)

Balance at beginning of year	$8,026	$6,144	$5,764
Provision for loan losses	10,980	3,275	1,290
Loans charged off	(9,971)	(1,460)	(1,254)
Recoveries on loans previously charged off	154	67	344
Balance at end of year	$9,189	$8,026	$6,144

Directors, executive officers, and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business.  As a matter of policy, these loans and lines of credit are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements available to the general public.  The aggregate amounts of these loans were $7.0 million and $8.5 million at December 31, 2009 and 2008, respectively.  During the year ended December 31, 2009, new loans of $684,000 were made and payments totaled $3.6 million.  During the year ended December 31, 2008, new loans of $2.2 million were made and payments totaled $1.8 million.

The Bank held no loans for sale at December 31, 2009 and 2008.

Note 5 - Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

	2009	2008
(Dollars in thousands)

Land	$4,184	$5,000
Buildings	13,333	13,290
Leasehold Improvements	307	286
Land Improvements	285	285
Furniture and equipment	5,433	5,062
Premises and equipment	23,542	23,923
Less: accumulated depreciation	8,106	7,089
Premises and equipment, net	$15,436	$16,834

Note 6 – Goodwill and Other Intangible Assets

The following is a summary of goodwill and other intangible assets at December 31, 2009 and 2008.

	2009	2008
Dollars in thousands)
Core deposit intangible	$4,767	$4,767
Less: Accumulated amortization	4,197	3,883
Core deposit intangible, net	570	884
Goodwill	-	29,641
Intangible assets, net	$570	$30,525

Amortization expense for intangible assets subject to amortization was $314,000, $512,000, and $629,000 for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively. Estimated amortization expense for each of the next five succeeding years ended December 31 are as follows:

2010                     $  244,000
2011                     $  176,000
2012                     $  111,000
2013                     $    39,000
2014                                    -

Note 7 - Deposits

Deposit balances, interest expense and average rates paid for the years ended December 31, 2009, December 31, 2008, and December 31, 2007 are summarized as follows:

	December 31, 2009			December 31, 2008
(Dollars in thousands)
	Actual Balance	Interest Expense	Average Rate	Actual Balance	Interest Expense	Average Rate

Noninterest-bearing demand	$45,830	-	-	$44,971	-	-
Interest-bearing demand	113,564	1,112	1.1%	77,760	1,019	1.5%
Money market deposit	118,687	1,521	1.4	103,271	2,652	2.3
Savings	10,584	34	0.3	10,708	42	0.4
Time deposits	320,680	9,251	2.7	344,778	13,519	3.9
Total deposits	$609,345	$11,918	2.0%	$581,488	$17,232	3.0%

	December 31, 2007
(Dollars in thousands)
	Actual Balance	Interest Expense	Average Rate

Noninterest-bearing demand	$43,571	-	-
Interest-bearing demand	58,410	917	1.7%
Money market deposit	129,687	4,909	3.9
Savings	12,038	82	0.6
Time deposits	347,059	16,407	4.8
Total deposits	$590,765	$22,315	3.9%

Contractual maturities of time deposit as of December 31, 2009 and 2008 are as follows:

	2009	2008
(Dollars in thousands)

Under 1 year	$300,020	$310,321
1 to 2 years	18,653	25,450
2 to 3 years	1,157	8,120
3 to 4 years	470	594
4 years or greater	380	293
Total	$320,680	$344,778

Time deposits in excess of $100,000 totaled $116.5 million and $127.8 million at December 31, 2009 and 2008, respectively.  Interest paid on deposits and other borrowings was $17.6 million for the year ended December 31, 2009, $22.9 million for the year ended December 31, 2008, and $25.9 million for the year ended December 31, 2007.

Directors, executive officers, and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business.  Included in such transactions are deposit accounts, all of which were made under normal terms.  The aggregate amount of these deposit accounts was $5.5 million and $5.0 million at December 31, 2009 and 2008, respectively.

Note 8 – Borrowed Money

As of December 31, 2009, the Company had $56.5 million in advances from the FHLB of Atlanta that were obtained pursuant to a line of credit.  These advances are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest.  The total amount available on the line of credit is approximately $150.2 million.  The unused portion of the line of credit available to the Company at December 31, 2009, was approximately $93.7 million.  These advances had interest rates ranging from 1.15% to 6.25% during 2009 and 0.46% to 6.25% during 2008.  Interest rates on certain FHLB convertible advances may be reset on certain dates at the option of the FHLB in accordance with the terms of the note.  The Bank has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating rate at the time the advance is called by the FHLB.  These convertible advances totaled $25.0 million at December 31, 2009 and at December 31, 2008.

The Company also had $26.0 million in repurchase agreements (“repos”) from JP Morgan Chase Bank, NA (“JP Morgan”) and Citigroup Global Markets, Inc. (“Citi”) at December 31, 2009.  These borrowings are collateralized by various U.S. Government agency investment securities in an amount equal to at least 105% of the outstanding amount of the repurchase agreement.   The Company had $6.0 million in repos from JP Morgan and $20.0 million from Citi.  The interest rates on these repos range from 2.99% to 4.48%.  Three repos totaling $11.0 million have fixed rates and fixed maturities.  The remaining three retail repos, totaling $15.0 million, may be called at the option of the issuer in accordance of the terms of the agreement.

Maturities of borrowed money at December 31 are as follows:

	2009	2008
(Dollars in thousands)
Borrowed money due:
Less than 1 year	$10,000	$17,150
1 to 2 years	1,943	15,000
2 to 3 years	17,722	9,500
3 to 4 years	12,500	27,000
4 to 5 years	-	6,000
5 to 10 years	40,000	23,000
After 10 years	-	2,000
Total borrowed money	$82,165	$99,650

Note 9 – Subordinated Debt

On October 28, 2005, CSBC Statutory Trust I issued an aggregate of $15,000,000 in trust preferred securities, liquidation amount $1,000 per security. The Preferred Securities mature on December 15, 2035, but may be redeemed beginning December 15, 2010, if the Company exercises its right to redeem the Debentures, as described below. The Preferred Securities require quarterly distributions by the Trust to the holders of the Preferred Securities, initially at a fixed rate of 6.095% per annum through the interest payment date in December 2010, and thereafter at a variable rate of three-month LIBOR plus 1.57% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to twenty consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures, as described below.   In accordance with ASC 810, formerly referred to as FIN No. 46(R), “Consolidation of Variable Interest Entities”, the trust is not consolidated with the financial statements of the Company.

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

The Debentures mature on December 15, 2035, but the Company may at its option redeem the Debentures, in whole or in part, beginning on December 15, 2010, in accordance with the provisions of the Indenture. The Debentures bear interest at a fixed rate equal to 6.095% per annum through the interest payment date in December 2010, and thereafter at a variable rate, reset quarterly, of three-month LIBOR plus 1.57% per annum. Interest is cumulative and will accrue from the date of original issuance. However, so long as there is no event of default, interest payments may be deferred by the Company at its option at any time for a period of up to twenty consecutive quarterly interest payment periods, but not beyond December 15, 2035 (each such extended interest payment period, an "Extension Period"). No interest shall be due and payable during an Extension Period, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear additional interest at an annual rate equal to the interest rate in effect for each Extension Period. Furthermore, during any Extension Period, the Company may not declare or pay any dividends on its capital stock, which includes its Common Stock, nor make any payment or redeem debt securities that rank pari passu with the Debentures.  The Company has not deferred any interest payments on the Debentures as of December 31, 2009.

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

Note 10 - Income Taxes

The provision for income taxes for the years ended December 31 is summarized below:

	2009	2008	2007
(Dollars in thousands)
Currently payable:
Federal	$(189)	$1,281	$2,008
State	(37)	332	415
Total current	(226)	1,613	2,423

Deferred:
Federal	(1,080)	(788)	(350)
State	(193)	(186)	(126)
Total deferred	(1,273)	(974)	(476)
Total income taxes	$(1,499)	$639	$1,947

The reasons for the difference between consolidated income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows for the years ended December 31:

	2009	2008	2007
(Dollars in thousands)
Federal income taxes at statutory rate	$(11,063)	$1,265	$2,588
Effect of federal tax exempt interest	(475)	(444)	(389)
State income taxes, net of federal benefit	(152)	90	191
Non deductible preferred dividends	351	-	-
Goodwill impairment	10,078	-	-
Increase in cash value of life insurance	(238)	(251)	(315)
Other	-	(21)	(128)
	$(1,499)	$639	$1,947
Effective tax rate	4.6%	17.2%	25.6%

Income taxes paid for the years ended December 31, 2009, 2008, and 2007 were $889,000, $1.8 million, and $3.0 million respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2009	2008
(Dollars in thousands)

Deferred tax assets:
Deferred compensation	$1,177	$1,112
Unrealized (gain) loss on securities available for sale	187	(18)
Allowance for loan losses	3,415	3,100
Alternative minimum tax credits	150	-
Capital loss carryforward	180	146
Other	916	418
Gross deferred tax assets	6,025	4,758
Deferred tax liabilities:
Excess carrying value of assets acquired for
financial reporting purposes over tax basis	825	1,053
Deferred loan fees	60	39
Other	1	5
Gross deferred tax liabilities	886	1,097
Net deferred tax asset	$5,139	$3,661

The Company has adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“ASC 740”).  There was no material impact from the adoption of ASC 740.  It is the Bank's policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes.  There were no interest or penalties accrued during the year.  The Company’s 2006 federal tax returns were audited in 2008 with no material impact resulting from the findings of the audit.  The Company's federal and state income tax returns are subject to examination for 2007 and 2008.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“ASC 740-10-25”) provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  ASC 740-10-25was effective retroactively to January 1, 2007 and did not significantly impact the Corporation’s financial statements.

The Company, in accordance with ASC 740, did not record a deferred tax liability of approximately $3.1 million related to the cumulative special bad debt deduction for savings and loan associations recognized for income tax reporting prior to September 30, 1988, Citizens South Bank’s base year.

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

Commitments to extend credit that include both fixed and variable rates as of December 31 are as follows:

	2009	2008
(Dollars in thousands)

Loan commitments
Residential mortgage loan commitments	$12,560	$5,904
Non-residential mortgage loan commitments	13,656	5,934
Commercial loan commitments	1,435	457
Consumer loan commitments	849	3,242
Total loan commitments	$28,500	$15,537

Unused lines of credit
Commercial	$18,448	$26,424
Consumer	75,261	78,872
Total unused lines of credit	$93,709	$105,296

The Company also had various leases in place to provide office space for four full-service offices.  The amount paid for this leased office space totaled $467,000 for the year ended December 31, 2009, $456,000 for the year ended December 31, 2008, and $370,000 for the year ended December 31, 2007.  Projected lease payments over the next five years are expected to be $590,000 for 2010, $570,000 for 2011, $419,000 for 2012, $397,000 for 2013 and $400,000 for 2014.

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

The Bank is required to maintain: tangible capital of at least 1.5% of adjusted total assets; core capital of at least 4.0% of adjusted total assets; and total capital of at least 8.0% of risk weighted assets.  The Company’s primary regulator, the Office of Thrift Supervision, informed the Bank that it was in the “well-capitalized” category as of the most recent regulatory examination, and management is not aware of any events that have occurred since that would have changed its classification.  The Bank’s regulatory capital ratios and regulatory requirements are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

As of December 31, 2009
Total Risk-Based Capital
(to Risk-Weighted Assets)	$89,737	14.07%	$51,029	8.00%	$63,786	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	82,791	12.98%	25,514	4.00%	38,271	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	82,791	10.44%	31,712	4.00%	39,640	5.00%
Tangible Capital
(to Adjusted Total Assets)	82,791	10.44%	11,892	1.50%	23,784	3.00%

As of December 31, 2008
Total Risk-Based Capital
(to Risk-Weighted Assets)	$88,946	13.07%	$54,454	8.00%	$68,068	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	81,756	12.01%	27,227	4.00%	40,841	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	81,756	10.40%	31,450	4.00%	39,312	5.00%
Tangible Capital
(to Adjusted Total Assets)	81,756	10.40%	11,794	1.50%	23,587	3.00%

On May 23, 2002, Citizens South Holdings, MHC approved a Plan of Conversion and Reorganization.  As a result of the conversion, the Bank established a memo liquidation account in an amount equal to its equity at the time of the Conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion.  In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.  As a result, retained earnings are substantially restricted at December 31, 2009 and 2008.

Note 13 - Employee Benefit Plans

Employee 401(k) Savings Plan – The Bank provides supplemental benefits to substantially all employees through a 401(k) savings plan. Eligible participants may contribute up to 75% of eligible compensation.  Prior to 2009 the Bank provided matching contributions of 50% of employee contributions up to 6% of eligible compensation.  Total expense relating to the employer match on the 401(k) was $37,000 for the year ended December 31, 2009, $193,000 for the year ended December 31, 2008, and $172,000 for the year ended December 31, 2007.  The Board of Directors suspended any employer match for the 401(k) savings plan effective March 1, 2009.  Reinstatement of the employer match will be evaluated by the Board of Directors on an on-going basis.

Employee Stock Ownership Plan - The Bank established an Employee Stock Ownership Plan (“ESOP”) in 1998.  The ESOP is a tax-qualified retirement plan designed to invest primarily in the Company’s common stock.  All full-time employees of the Bank who have completed one year of service with the Bank are eligible to participate in the ESOP.  The ESOP utilized funds borrowed from the Company totaling $1.7 million, to purchase approximately 8%, or 169,068 shares of the Company’s common stock issued in the 1998 Conversion.  The ESOP utilized funds borrowed from the Company totaling $1.1 million to purchase 105,198 additional shares of the Company’s common stock issued in the 2002 Conversion.  The loans to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 15 years for each loan.  Under the terms of the ESOP, the Bank makes contributions to the ESOP sufficient to cover all payments of principal and interest as they become due.  The 1998 loan had an outstanding balance of $338,000 with an interest rate of 3.25% and $451,000 with an interest rate of 3.25% at December 31, 2009 and 2008, respectively.  The interest rate on the loan is based on the Bank’s prime rate at the end of each calendar year. The 2002 loan had an outstanding balance of $491,000 with an interest rate of 3.25% and $561,000 with an interest rate of 3.25% at December 31, 2009 and 2008, respectively.  Unallocated shares, totaling 97,211 shares at December 31, 2009, are excluded for the calculation of earnings per share.

Shares purchased with the loan proceeds are held in a suspense account by the trustee of the plan for future allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation as described in the plan.  The number of shares released to participants will be determined based upon the percentage of principal and interest payments made during the year divided by the total remaining principal and interest payments including the current year’s payment.  Participants will vest in the shares allocated to their respective accounts over a period not to exceed three years.  Any forfeited shares are allocated to the then-remaining participants in the same proportion as contributions.  As of December 31, 2009, 316,536 shares have been allocated to participants and 97,211 shares remain unallocated.  The fair value of the unallocated shares was $445,226 at December 31, 2009.  The Company recognizes compensation expense attributable to the ESOP ratably over the fiscal year based upon the estimated number of ESOP shares to be allocated each December 31st.  The Company recognized $51,000, $97,000, and $204,000 as compensation expense in the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

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

Nonqualified Deferred Compensation – The Bank maintains nonqualified deferred compensation and supplemental retirement plans for certain of its directors and executive officers. Total expense for all of these plans was $513,000 for the year ended December 31, 2009, $398,000 for the year ended December 31, 2008, and $464,000 for the year ended December 31, 2007.

The Bank also adopted nonqualified deferred compensation plans for key employees and directors of Citizens Bank, a wholly-owned subsidiary of Innes Street Financial Corporation, which was acquired by the Company on December 31, 2001.  The deferred assets related to these plans are maintained in rabbi trusts, which are included in other assets of the

Company.  The assets are accounted for at market value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“ASC 320”) with the resulting gains or losses in value recorded in income.  The corresponding change in fair value of the deferred compensation obligation is recorded as compensation expense.  As a result, there is no impact on net income as a result of this benefit.

2003 Recognition and Retention Plan (“2003 RRP”) – On October 23, 2003 the Company’s stockholders approved the Citizens South Banking Corporation 2003 Recognition and Retention Plan that provided for the issuance of a total of 210,398 shares to be granted to certain directors and officers.  On November 3, 2003, grants of 196,560 shares of restricted stock were made under the 2003 RRP.  All of these shares vest over a seven-year period commencing on the date of the award, at the rate of 30% on November 3, 2003, 10% on January 2, 2004, 10% on November 3, 2005, and 10% per year on November 3 of each year thereafter.  The fair market value of the restricted stock at the time of the grant was $15.04 per share.  During 2009, 18,456 shares vested, no shares were forfeited and 4,538 shares were granted with a cliff vesting effective the first business day after the Company repays the preferred stock issued to U.S. Treasury Department under the TARP Capital Purchase Plan.  During 2008, 17,405 shares vested, 3,000 shares were forfeited and 3,500 shares were granted to employees that will vest over a five-year period, commencing on June 16, 2008, the date of the award, at the rate of 10% on June 16, 2009, 10% on June 16, 2010, 10% on June 16, 2011, 35% on June 16, 2012, and 35% on June 16, 2013.  At December 31, 2009, no restricted shares remained unissued and available for grants under the 2003 RRP.  Total expense for the 2003 RRP amounted to $334,000 in 2009, $346,000 in 2008, and $302,000 in 2007.

1999 Stock Option Plan - On April 12, 1999, the Company’s stockholders approved the Citizens South Bank 1999 Stock Option Plan that provided the issuance of 211,335 options for directors and officers to purchase the Company’s common stock.  Pursuant to the mutual holding company conversion and reorganization completed on September 30, 2002, each share of the $1.00 par value common stock of Citizens South Banking Corporation (the former Federal corporation) was exchanged for 2.1408 shares of $0.01 par value common stock of the Citizens South Banking Corporation (the new Delaware Corporation), which preserved the previous stockholders’ interest in Citizens South Banking Corporation.  Thus, the options for 211,335 shares of common stock in the 1999 Stock Option Plan were exchanged for options for 452,425 shares, with the exercise prices of previously granted options adjusted according to the same ratio. During 2009, there were there were 1,612 options granted which vest in five equal annual installments beginning on March 16, 2010, 23,526 shares were exercised, no shares were forfeited, and 141,813 option shares expired unexercised. All of the 23,526 shares exercised were exercised pursuant to the cashless reload provision of the Plan.  At December 31, 2009, no options remained unissued and available for grants under the 1999 Stock Option Plan.

2003 Stock Option Plan – On October 23, 2003, the Company’s stockholders approved the Citizens South Banking Corporation 2003 Stock Option Plan that provided for the issuance of 525,995 options for directors and officers to purchase the Company’s common stock.  On November 3, 2003, the following awards of stock options were made under the 2003 Stock Option Plan: Non-statutory options of 157,020 shares at $15.04 to directors and advisory board members, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee’s board service to the Bank; incentive options of 360,000 shares at $15.04 to employees, vesting over a five-year period at 20% per year, commencing on the initial date of the optionee’s employment with the Bank.  During 2009, there were no incentive options granted, no reload options were issued, no options were exercised, and 10,500 options were forfeited. At December 31, 2009, 26,475 options remained unissued and available for grants under the 2003 Stock Option Plan.

2008 Equity Incentive Plan – On May 12, 2008, the Company’s stockholders approved the Citizens South Banking Corporation 2008 Equity Incentive Plan that provided for a total of 300,000 shares of common stock available for award pursuant to grants of incentive stock options, non-statutory stock options, and restricted stock awards.  No more than 100,000 shares may be issued as restricted stock awards.  All shares may be issued as incentive stock options.  On June 16, 2008, the following awards were made under the 2008 Equity Incentive Plan:  Non-statutory stock options of 20,000 shares at $8.00 to Company directors and subsidiary bank board members, vesting over a five-year period at 20% per year, commencing on the date of grant, with the first installment vesting one year from the date of grant, or on June 16, 2009, and continuing each anniversary thereafter through June 16, 2013; incentive stock options of 146,000 shares at $8.00 to employees, vesting over a five-year period at 20% per year, commencing on the initial date of the grant, with the first installment vesting one year from the date of grant, or on June 16, 2009, and continuing each anniversary thereafter through June 16, 2013; restricted stock awards of 9,000 shares to Company directors that will vest over a five-year period, commencing on June 16, 2008, the date of the award, at the rate of 10% on June 16, 2009,

10% on June 16, 2010, 10% on June 16, 2011, 35% on June 16, 2012, and 35% on June 16, 2013; and restricted stock awards of 81,000 shares to employees that will vest over a five-year period, commencing on June 16, 2008, the date of the award, at the rate of 10% on June 16, 2009, 10% on June 16, 2010, 10% on June 16, 2011, 35% on June 16, 2012, and 35% on June 16, 2013.  Also during 2008, there were an additional 6,000 incentive stock options granted under the 2008 Equity Incentive Plan to employees at the market price of the stock on the date of the grants, vesting over a five-year period at 20% per year, commencing on the date of the grant; no options were exercised, no options were forfeited; no restricted stock vested; and no restricted stock was forfeited.  During 2009, 9,350 restricted shares vested, no shares were forfeited, and 10,000 restricted shares were granted with a cliff vesting effective the first business day after the Company repays the preferred stock issued to U.S. Treasury Department under the TARP Capital Purchase Plan.  Also during 2009, no options were exercised, 33,200 options vested, 1,500 options were forfeited, and 500 options were granted, vesting in five equal installments beginning with the first installment vesting March 16, 2010 and continuing each anniversary thereafter.  At December 31, 2009, 27,500 shares remained unissued and available for grants under the 2008 Equity Incentive Plan, of which no shares may be issued as restricted stock awards and 27,500 shares may be issued as stock options.

The following is a summary of stock option activity and related information for the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding-
Beginning of period	878,118	$12.12	732,886	$13.09	740,871	$12.95
Granted	2,112	5.00	177,000	7.98	8,000	12.47
Exercised	(23,526)	5.605	(11,768)	5.52	(14,985)	5.61
Forfeited	(12,000)	13.60	(20,000)	15.04	(1,000)	12.72
Expired unexercised	(141,813)	9.14	-	-	-	-
Outstanding-end of period	702,891	12.89	878,118	12.12	732,886	13.09
Exercisable-end of period	556,879	14.18	684,618	13.18	709,586	13.11
Weighted average fair value of options granted during the period		$1.74		$2.14		$4.27

Exercise prices for options outstanding ranged from $5.00 to $15.06 at December 31, 2009 and $5.61 to $15.06 at December 31, 2008.  The weighted average remaining contractual life of those options was approximately four years at December 31, 2009, and five years at December 31, 2008.

Note 14 – Fair Value Measurements

On January 1, 2008, the Company began measuring the fair value of its financial assets and liabilities in accordance with SFAS No. 157, “Fair Value Measurements”, (“ASC 825-10”).  ASC 825-10 provides a framework for measuring fair value under GAAP, establishes a three-tier valuation hierarchy for disclosure of fair value measurement, and enhances disclosures about fair value measurements.  This statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  An orderly transaction is a transaction that assumes exposure to the market for a sufficient period prior to the measurement date to allow for marketing activities that are usual and customary for such transactions.  Market participants are buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.  ASC 825-10 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the Company’s assumptions (unobservable inputs).  ASC 825-10 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 825-10.

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

In accordance with ASC 825-10, when measuring fair value, the Company uses valuation techniques that are appropriate and consistently applied.  A fair value hierarchy is used based on the markets in which the assets are traded and the reliability of the assumptions used to determine the fair value.  These levels are as follows:

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

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as being impaired, management measures the impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009 and 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 825-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis are presented in the following table:

	Level 1	Level 2	Level 3	Total
(Dollars in thousands)

December 31, 2009
Investment securities, available-for-sale	$-	$48,049	$2,941	$50,990
Investment securities, held-to-maturity	-	32,276	-	32,276
Investment securities, rabbi trusts	-	990	-	990

December 31, 2008
Investment securities, available-for-sale	$-	$106,583	$2,597	$109,180
Investment securities, rabbi trusts	-	1,135	-	1,135

Assets recorded at fair value on a nonrecurring basis are presented in the following table:

	Level 1	Level 2	Level 3	Total
(Dollars in thousands)

December 31, 2009
Impaired loans	$-	$-	$20,678	$20,678
Other real estate owned	-	-	5,067	5,067

December 31, 2008
Impaired loans	$-	$-	$5,906	$5,906
Other real estate owned	-	-	2,601	2,601

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

Fair value approximates book value for the following financial instruments due to their short-term nature: cash and due from banks, interest-earning bank balances, and advances from customers for taxes and insurance.  Fair value for investment securities are based mainly on valuation methodology derived from readily available pricing sources for market transactions involving similar types of instruments in active markets.  Fair value for variable rate loans that reprice frequently is based on the carrying value reduced by an estimate of credit losses inherent in the portfolio.  Fair value for all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans of comparable terms and credit quality.

Fair value for demand deposit accounts and interest-bearing deposit accounts with no fixed maturity is equal to the carrying value.  Certificate of deposit fair values are estimated by discounting cash flows from expected maturities using interest rates currently being offered for similar instruments with comparable terms. Fair value approximates book value for short-term repurchase agreements.  For longer-term repurchase agreements and other borrowed money, fair value is based on discounted cash flows using current interest rates.

At December 31, 2009 and 2008, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business.  Fair values of these commitments are based on fees currently charged for similar instruments.  At December 31, 2009 and 2008, the carrying amounts and fair values of these off-balance sheet financial instruments were immaterial.

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

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(Dollars in thousands)
Financial assets
Cash and due from banks	$8,925	$8,925	$9,444	$9,444
Interest-earning bank balances	44,255	44,255	613	613
Investment securities	83,370	83,232	109,180	108,751
Loans	610,201	596,371	626,688	639,505

Financial liabilities
Deposits	609,345	610,787	581,488	577,876
Repurchase agreements	8,970	8,970	9,251	9,263
Borrowed money	97,629	93,039	115,114	118,873

Note 16 – Subsequent Events

The Company has evaluated subsequent events through March 12, 2010, in connection with the preparation of these consolidated financial statements which is the date these financial statements were issued.

Note 17 - Parent-Only Financial Information

The earnings of the Bank are recognized by Citizens South Banking Corporation using the equity method of accounting.  Accordingly, undistributed earnings of the Bank are recorded as increases in the Company’s investment in the Bank.  The following are the condensed financial statements of the Company as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007.

Condensed Statements of Financial Condition

	2009	2008
(Dollars in thousands)
Assets
Cash and cash equivalents	$2,455	$6,040
Investment in securities available-for-sale	1,893	1,471
Investment in subsidiary	83,591	112,720
Other assets	205	272
Total assets	$88,144	$120,503

Liabilities and Stockholders' Equity
Liabilities	$15,822	$15,783
Stockholders' equity	72,322	104,720
Total liabilities and stockholders' equity	$88,144	$120,503

Condensed Statements of Operations

	2009	2008	2007
(Dollars in thousands)
Interest income	$233	$143	$171
Interest expense	(952)	(1,003)	(942)
Other noninterest income	55	1	2
Other noninterest expenses	(1,366)	(964)	(1,059)
Loss before income taxes and undistributed earnings from subsidiaries	(2,030)	(1,823)	(1,828)
Income taxes	794	703	703

Loss before undistributed earnings from subsidiaries	(1,236)	(1,120)	(1,125)
Equity in undistributed earnings (loss) of subsidiaries	(28,770)	4,255	6,790

Net income (loss)	(30,006)	3,135	5,665

Dividends on preferred stock	(1,034)	(54)	-

Net income (loss) available to common stockholders	$(31,040)	$3,081	$5,665

Condensed Statements of Cash Flows

	2009	2008	2007
(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(31,040)	$3,081	$5,665
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investments	(54)	-	-
Impairment of investment securities	52	-	162
Equity in undistributed (earnings) loss of subsidiaries	28,770	(4,255)	(6,790)
Allocation of shares to ESOP	63	138	260
Stock option expense	105	71	28
Vesting of shares issued for the RRP	331	342	302
Increase in other operating liabilities	129	382	495
Net cash provided by (used in) operating activities	(1,644)	(241)	122

Cash flows from investing activities:
Proceeds from the sale of investments	983	-	-
Maturities and prepayments of investment securities	111	-	-
Purchases of investment securities	(1,500)	-	-
Net cash used in investing activities	(406)	-	-

Cash flows from financing activities:
Issuance of preferred stock	-	20,500	-
Repurchase of common stock	-	(1,019)	(6,446)
Contributed capital to bank subsidiary	-	(15,000)	-
Dividends received from bank subsidiary	-	3,250	7,500
Exercise of options	-	65	84
Dividends to stockholders	(1,535)	(2,510)	(2,469)
Net cash provided by (used in) financing activities	(1,535)	5,286	(1,331)
Net increase (decrease) in cash and cash equivalents	(3,585)	5,045	(1,209)
Cash and cash equivalents, beginning of year	6,040	995	2,204
Cash and cash equivalents, end of year	$2,455	$6,040	$995

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of Citizens South Banking Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I – Election of Directors” section of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2009 Annual Meeting of Stockholders is incorporated herein by reference.  In addition, the Item 1. “Executive Officers of the Registrant” section of the Proxy Statement is incorporated herein by reference.

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

The “Proposal II – Ratification of Appointment of the Independent Registered Public Accounting Firm” section of the Registrant’s Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as Item 8. of this Annual Report on Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Statements of Financial Condition - at December 31, 2009 and 2008
(C)	Consolidated Statements of Income - Years Ended December 31, 2009, 2008 and 2007
(D)	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2009, 2008 and 2007
(E)	Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2009, 2008 and 2007

(F)	Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007
(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules None.

(a)(3)	None.

(b)	Exhibits – set forth below.

(c)	Not applicable.

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

10.17
Endorsement Split Dollar Agreement with Gary F. Hoskins dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.18
Endorsement Split Dollar Agreement with Paul L. Teem, Jr. dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.19
Endorsement Split Dollar Agreement with Michael R. Maguire dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.20
Endorsement Split Dollar Agreement with Daniel M. Boyd, IV dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.21
Endorsement Split Dollar Agreement with V. Burton Brinson, Jr. dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.22
Amended Deferred Compensation and Income Continuation Agreement with David W. Hoyle, Sr. dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.23
Amended Deferred Compensation and Income Continuation Agreement with Ben R. Rudisill, II dated March 15, 2005 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.24
Amended Deferred Compensation and Income Continuation Agreement with James J. Fuller dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.25
Amended Deferred Compensation and Income Continuation Agreement with Charles D. Massey dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.26
Amended Director Retirement Agreement with David W. Hoyle, Sr. dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.27
Amended Director Retirement Agreement with Ben R. Rudisill, II dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971, filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.28
Amended Director Retirement Agreement with James J. Fuller dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.29
Amended Director Retirement Agreement with Charles D. Massey dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.30
Amended Director Retirement Agreement with Eugene R. Matthews, II dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.31
Amended and Restated Declaration of Trust among Citizens South Banking Corporation, Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein, dated October 28, 2005 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 3, 2005)

10.32
Citizens South Banking Corporation 2008 Equity Incentive Plan (incorporated herein by reference to the Appendix A of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, filed with the Commission on April 10, 2008)

10.33
Letter Agreement, dated December 12, 2008, between Citizens South Banking Corporation and the United States Department of the Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on December 16, 2008)

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

Citizens South Banking Corporation

Date: March 12, 2010	By: /s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Kim S. Price	By: /s/ Gary F. Hoskins
Kim S. Price	Gary F. Hoskins
President, Chief Executive Officer and	Executive Vice President, Treasurer and
Director (Principal Executive Officer)	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 12, 2010	Date: March 12, 2010

By: /s/ David W. Hoyle	By: /s/ Ben R. Rudisill, II
David W. Hoyle	Ben R. Rudisill, II
Chairman	Vice Chairman

Date: March 12, 2010	Date: March 12, 2010

By: /s/ Eugene R. Matthews, II	By: /s/ Charles D. Massey
Eugene R. Matthews, II	Charles D. Massey
Director	Director

Date: March 12, 2010	Date: March 12, 2010

By: /s/ James J. Fuller
James J. Fuller
Director

Date: March 12, 2010