Form 10-K/A
period 2009-12-31
CITIZENS SOUTH BANKING CORP
filed 2010-03-31
CIK 1051871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

CITIZENS SOUTH BANKING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	000-23971	54-2069979
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification Number)

519 South New Hope Road, Gastonia, NC 28054-4040		(704) 868-5200
(Address of principal executive offices)		(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(Title of class)	(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A of Citizens South Banking Corporation is to file with the Securities and Exchange Commission the certifications required by Section III(b)(4) of the Emergency Stabilization Act of 2008.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibits

3.1	Certificate of Incorporation of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

3.2	Amended Bylaws of Citizens South Banking Corporation (incorporated herein by reference to the Annual Report on Form 10-K (File No. 000-23971), originally filed with the Commission on March 18, 2009)

4.1	Form of Common Stock Certificate of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

4.2	Indenture between Citizens South Banking Corporation and Wilmington Trust Company, as trustee, dated October 28, 2005. (Incorporated by reference to the Current Report on Form 8-K (File No. 0-23971), filed with the Commission on November 3, 2005)

4.3	Certificate of Designations of Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on December 16, 2008)

4.4	Warrant to Purchase Common Stock of Citizens South Banking Corporation (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971), filed with the Commission on December 12, 2008)

10.1	Amended and Restated Employment Agreement with Kim S. Price dated November 17, 2008 (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.2	Deferred Compensation and Income Continuation Agreement (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997)

10.3	Employee Stock Option Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997)

10.4	Supplemental Executive Retirement Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951) filed with the Commission on December 22, 1997)

10.5	Amended and Restated Severance Agreement with Gary F. Hoskins dated November 17, 2008 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.6	Amended and Restated Severance Agreement with Paul L. Teem, Jr. dated November 17, 2008 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.7	Amended and Restated Severance Agreement with Michael R. Maguire dated November 17, 2008 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.8	Amended and Restated Severance Agreement with Daniel M. Boyd, IV dated November 17, 2008 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.9	Amended and Restated Severance Agreement with V. Burton Brinson, Jr. dated November 17, 2008. (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.10	Salary Continuation Agreement with Kim S. Price dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.11	Salary Continuation Agreement with Gary F. Hoskins dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.12	Salary Continuation Agreement with Paul L. Teem, Jr. dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.13	Salary Continuation Agreement with Michael R. Maguire dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.14	Salary Continuation Agreement with Daniel M. Boyd, IV dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.15	Salary Continuation Agreement with V. Burton Brinson, Jr. dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.16	Endorsement Split Dollar Agreement with Kim S. Price dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.17	Endorsement Split Dollar Agreement with Gary F. Hoskins dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.18	Endorsement Split Dollar Agreement with Paul L. Teem, Jr. dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.19	Endorsement Split Dollar Agreement with Michael R. Maguire dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.20	Endorsement Split Dollar Agreement with Daniel M. Boyd, IV dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.21	Endorsement Split Dollar Agreement with V. Burton Brinson, Jr. dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.22	Amended Deferred Compensation and Income Continuation Agreement with David W. Hoyle, Sr. dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.23	Amended Deferred Compensation and Income Continuation Agreement with Ben R. Rudisill, II dated March 15, 2005 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.24	Amended Deferred Compensation and Income Continuation Agreement with James J. Fuller dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.25	Amended Deferred Compensation and Income Continuation Agreement with Charles D. Massey dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.26	Amended Director Retirement Agreement with David W. Hoyle, Sr. dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.27	Amended Director Retirement Agreement with Ben R. Rudisill, II dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971, filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.28	Amended Director Retirement Agreement with James J. Fuller dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.29	Amended Director Retirement Agreement with Charles D. Massey dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.30	Amended Director Retirement Agreement with Eugene R. Matthews, II dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.31	Amended and Restated Declaration of Trust among Citizens South Banking Corporation, Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein,

dated October 28, 2005 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 3, 2005)

10.32	Citizens South Banking Corporation 2008 Equity Incentive Plan (incorporated herein by reference to the Appendix A of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, filed with the Commission on April 10, 2008)

10.33	Letter Agreement, dated December 12, 2008, between Citizens South Banking Corporation and the United States Department of the Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on December 16, 2008)

14	Code of Ethics Policy (incorporated herein by reference to the “Proposal I – Election of Directors” section of the Registrant’s Proxy Statement dated April 3, 2007)

21	Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

24	Power of Attorney (set forth on signature page)

31	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Statements of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Principal Executive Officer Pursuant to Section III(b)(4) of the Emergency Stabilization

Act of 2008.

99.2	Certification of Principal Financial Officer Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens South Banking Corporation

Date: March 30, 2010	By:	/S/ KIM S. PRICE
Kim S. Price
President and Chief Executive Officer