Form 10-K/A
period 2009-12-31
CITIZENS SOUTH BANKING CORP
filed 2010-04-30
CIK 1051871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CITIZENS SOUTH BANKING CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors is composed of six persons, and is divided into three classes with one class of directors elected each year. Directors are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify.

The table below sets forth certain information, as of April 28, 2010, regarding the Board of Directors and our executive officers. Historical information includes service as a director with Citizens South Bank and its predecessors. Except as indicated herein, there are no arrangements or understandings between our nominees, our directors or our executive officers pursuant to which such individuals are serving in such capacities.

	Age	Positions Held	Director Since	Current Term Expires	Shares of Common Stock Beneficially Owned(1)		Percent of Class(14)

		NOMINEES

Richard K. Craig	57	Director	2003	—	5,300	(2)	*
Eugene R. Matthews, II	53	Director	1998	2010	124,781	(3)	1.36%
Kim S. Price	54	President, Chief Executive Officer and Director	1997	2010	283,625	(4)	3.07%

DIRECTORS

James J. Fuller	66	Director	1972	2011	58,841	(5)	*
Senator David W. Hoyle	71	Chairman	1975	2012	198,728	(5)	2.17%
Ben R. Rudisill, II	66	Vice Chairman	1977	2012	138,036	(5)	1.50%
Charles D. Massey	72	Director	1971	2010	115,326	(15)	1.20%

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Gary F. Hoskins	47	Executive Vice President, Treasurer and Chief Financial Officer			139,347	(6)	1.51%
Paul L. Teem, Jr.	62	Executive Vice President, Secretary and Chief Administrative Officer			201,420	(7)	2.19%
Michael R. Maguire	52	Senior Vice President and Chief Credit Officer			52,564	(8)	*
Daniel M. Boyd, IV	48	Executive Vice President and Chief Operating Officer			56,853	(9)	*
J. Stephen Huffstetler	54	Senior Vice President			65,358	(8)	*
Kimberly G. Cooke	41	Senior Vice President			19,141	(10)	*
Ira M. Flowe, Jr.	45	Senior Vice President			19,533	(11)	*
Patricia T. Kahle	50	Senior Vice President			8,056	(12)	*
Kenneth A. Icenhour	57	Executive Vice President and Chief Risk Officer			—		*
All directors and executive officers as a group (16 persons)					1,486,918	(13)(14)	15.58%

(1)	Unless otherwise indicated, each person effectively exercises sole (or shared with spouse) voting and dispositive power as to the shares reported.
(2)	Includes 2,200 shares that may be acquired pursuant to presently exercisable stock options.
(3)	Includes 23,230 shares that may be acquired pursuant to presently exercisable stock options, plus 27,900 shares owned by a charitable foundation of which Mr. Matthews serves as President and as a trustee, plus 5,000 shares owned by a limited liability company of which Mr. Matthews has one-third ownership.
(4)	Includes 107,000 shares that may be acquired pursuant to presently exercisable stock options.
(5)	Includes 23,230 shares that may be acquired pursuant to presently exercisable stock options.

(6)	Includes 43,041 shares that may be acquired pursuant to presently exercisable stock options.
(7)	Includes 61,040 shares that may be acquired pursuant to presently exercisable stock options.
(8)	Includes 21,040 shares that may be acquired pursuant to presently exercisable stock options.
(9)	Includes 24,040 shares that may be acquired pursuant to presently exercisable stock options.
(10)	Includes 8,892 shares that may be acquired pursuant to presently exercisable stock options.
(11)	Includes 8,540 shares that may be acquired pursuant to presently exercisable stock options.
(12)	Includes 1,040 shares that may be acquired pursuant to presently exercisable stock options.
(13)	Includes 211,679 shares held indirectly by executive officers in Bank-sponsored qualified retirement plans, which consists of 120,849 shares allocated to the accounts of executive officers under the 401(k) Plan and excludes the remaining 257,555 shares owned by the 401(k) Plan for the benefit of employees, and 90,830 shares allocated to the accounts of executive officers under the ESOP and excludes the remaining 322,917 shares owned by the ESOP for the benefit of employees. Under the terms of the 401(k) Plan and the ESOP, shares of common stock allocated to the accounts of employees are voted in accordance with the instructions of the respective employees. Unallocated shares in the ESOP are voted by the ESOP trustee in a manner calculated to most accurately reflect the instructions it has received from participants regarding the allocated shares, unless its fiduciary duty requires otherwise.
(14)	Includes 414,023 shares that may be acquired pursuant to presently exercisable stock options; calculation of percentage reflects the inclusion of such shares.
(15)	Includes 23,230 shares that may be acquired pursuant to presently exercisable stock options. In accordance with the Bylaws, Director Massey’s term is expiring at the Annual Meeting.
*	Less than 1%

The business experience for the past five years of each of our directors, director nominee and executive officers is set forth below. The biographies of each of the nominees and continuing board members below contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating Committee and the Board of Directors to determine that the person should serve as a director. Each director, except for Senator Hoyle and Mr. Massey, is also a director of Citizens South Bank, and Mr. Craig is currently a director of Citizens South Bank. Mr. Craig was recommended to the Nominating Committee by Director Fuller, who is the chairman of the Nominating Committee. Unless otherwise indicated, directors and executive officers have held their positions for more than the past five years.

All of the nominees and directors continuing in office are long-time residents of the communities we serve and many of such individuals have operated, or currently operate, businesses located in such communities. As a result, each nominee and director continuing in office has significant knowledge of the businesses that operate in our market area, an understanding of the general real estate market, values and trends in such communities and an understanding of the overall demographics of such communities. Additionally, as residents of such communities, each nominee and continuing director has direct knowledge of the trends and developments occurring in such communities. As the holding company for a community banking institution, we believe that the local knowledge and experience of our directors assists us in assessing the credit and banking needs of its customers, developing products and services to better serve its customers and assessing the risks inherent in its lending operations, and provides us with greater business development opportunities. As local residents, our nominees and directors are also exposed to the advertising, product offerings and community development efforts of competing institutions which, in turn, assists us in structuring our marketing efforts and community outreach programs.

Directors

Senator David W. Hoyle is a North Carolina State Senator and has served in that position since 1993. Prior to that, Senator Hoyle was a self-employed real estate developer and investor. Senator Hoyle has served as Chairman of the Board since January 1998. Senator Hoyle also serves as a director of The Shaw Group, a publicly traded company. Senator Hoyle is uniquely positioned to advise the Board of Directors on political and economic developments affecting the State of North Carolina and the communities in which we operate.

Ben R. Rudisill, II is the President of Rudisill Enterprises, Inc., a wholesale beverage distributor, and has served in that position since 1976. Mr. Rudisill has served as Vice Chairman of the Board since January 1998. Mr. Rudisill’s experience gives him extensive insights into the customers who live in our market areas and economic developments affecting the communities in which we operate.

Kim S. Price is the President and Chief Executive Officer of Citizens South Banking Corporation and Citizens South Bank, and has served in these positions since August 1997. Mr. Price’s direct experience in managing the operations and employees of Citizens South Bank provides the Board of Directors with insight into our operations, and his position on the Board of Directors provides a clear and direct channel of communication from senior management to the full Board and alignment on corporate strategy.

Richard K. Craig is the President and Chief Operating Office of A.B. Carter, Inc., a supplier of textile mill supplies, parts, and laboratory equipment, and has served in various positions with that firm since 1980. Mr. Craig has served on the Board of Directors and Audit Committee of Citizens South Bank since September 2003. A graduate of Erskine College, Mr. Craig earned his Master of Business Administration degree at the University of Georgia. Mr. Craig is a nominee for election at the Annual Meeting to the Board of Directors of Citizens South Banking Corporation. Mr. Craig’s experience gives him extensive insights into the commercial customers in our market areas and economic developments affecting the industrial and manufacturing segments of the communities in which we operate.

James J. Fuller is the President of Mount Holly Furniture Company, Inc., and has served in that position since 1972. This corporation currently is primarily engaged in real estate. Mr. Fuller’s experience with real estate provides him with extensive insights into Citizens South Bank’s challenges and opportunities in its lending activities.

Charles D. Massey is a private investor and retired in 2003 as the Managing Partner of Massey Properties, a real estate investment firm, a position he had served in since 1975. From 1957 to 2000, Mr. Massey also served in various positions with The Massey Company, Inc., a wholesale industrial distributor, from which he retired in December 2000 as Director of Information Services. Mr. Massey’s experience with real estate provides him with extensive insights into Citizens South Bank’s challenges and opportunities in its lending activities. Mr. Massey has served on the Board of Directors since June 1971 and is Chairman of the Audit Committee. In accordance with the Bylaws, Mr. Massey’s term will expire at the Annual Meeting.

Eugene R. Matthews, II is the Vice President and Regional Director of Stores of Belk, Inc., a department store chain, and has served in that position since 1998. From 1980 to 1998, Mr. Matthews served as Senior Vice President and a director of Matthews-Belk Co., Inc., a department store chain. Mr. Matthews’ experience gives him extensive insights into the customers who live in our market areas and economic developments affecting the communities in which we operate.

Executive Officers Who are Not Directors

Gary F. Hoskins has served as Executive Vice President, Treasurer and Chief Financial Officer of Citizens South Banking Corporation and Citizens South Bank since August 1997.

Paul L. Teem, Jr. has served as Executive Vice President and Secretary of Citizens South Banking Corporation and Citizens South Bank since 1983, and Chief Administrative Officer since November 2000.

Michael R. Maguire has served as Senior Vice President and Chief Credit Officer of Citizens South Bank since May 1999. Prior to that Mr. Maguire served as a Vice President and in various executive capacities in the commercial banking functions of First Union National Bank of North Carolina from 1984 to May 1999.

Daniel M. Boyd, IV has served as Executive Vice President of Citizens South Bank since September 2002, and was appointed Chief Operating Officer in February 2008. Prior to joining Citizens South Bank, Mr. Boyd served as Executive Vice President - Commercial Lending at First Gaston Bank of North Carolina from 1995 to September 2002. Prior to that Mr. Boyd served as Vice President - Commercial Banking and in various executive capacities in the commercial banking functions of Wachovia Bank, N.A., from 1984 to July 1995.

John Stephen (“Steve”) Huffstetler has served as Senior Vice President of Citizens South Bank since March 1997.

Kimberly (“Kim”) Goins Cooke has served as a Senior Vice President of Citizens South Bank since October 17, 2005. Mrs. Cooke joined Citizens South Bank as Vice President in August 2003 and serves as Chief Information Officer, having charge of Loan Administration, Deposit Operations, Electronic Banking, and Information Technology. From 2002 to 2003, she served as Assistant Vice President of Bank Operations at Carolina Trust Bank, Lincolnton, North Carolina. From 1995 to 2002, she served as Senior Vice President of Bank Operations at First Gaston Bank, and, prior to that, she was employed as a Loan Officer by Lincoln Bank of North Carolina for six years.

Ira M. (“Don”) Flowe, Jr. has served as a Senior Vice President of Citizens South Bank since October 18, 2004. Mr. Flowe manages the Commercial Banking Group and earned his Master of Business Administration degree at Duke University. Mr. Flowe joined Citizens South Bank in 2004 from SouthTrust Bank, Cornelius, North Carolina, where, from 2003 to 2004, he served as Group Vice President. From 2002 to 2003, he served as Vice President of First Charter Bank, Charlotte, and, prior to that, he was employed by First Union National Bank of North Carolina for three years.

Patricia (“Pat”) T. Kahle has served as a Senior Vice President of Citizens South Bank since October 31, 2005. Mrs. Kahle joined Citizens South Bank as a result of the merger of Trinity Bank into Citizens South Bank on that date. Mrs. Kahle manages the Retail Banking Group, with responsibility for the Bank’s branch network together with its operations and security. From 2003 to 2005, she served as Assistant Vice President and Assistant Secretary of Trinity Bank, Monroe, North Carolina. From 1990 to 1996, she served as Assistant Vice President and Branch Manager at Wachovia Bank, and, prior to that, she was employed as a Vice President and Branch Manager by American Commercial Bank for four years.

Kenneth (“Ken”) Alan Icenhour has served as Executive Vice President and Chief Risk Officer of Citizens South Bank since February 2010. Mr. Icenhour joined Citizens South Bank on February 16, 2010, and was appointed an executive officer and a member of the Senior Management Committee on February 22, 2010. From 1998 to 2009, he served as Senior Vice President for Credit Risk Management at SunTrust Bank, in both Durham, North Carolina and Nashville, Tennessee. From 1995 to 1997, he served as Vice President and Senior Credit Officer at Branch Banking and Trust Company, Greenville and Charleston, South Carolina. From 1983 to 1994, he served as Vice President at Wachovia Bank, N.A., Charlotte, Tampa, and Raleigh; and, prior to that, he was employed by the Bank of America, Charlotte. Mr. Icenhour has 31 years of service as a military officer, retiring in June 2004 from the United States Marine Corps Reserve as a Colonel, having begun as an enlisted man in 1973. Mr. Icenhour earned his Bachelor of Arts degree in 1974 and his Master of Business Administration degree in 1981 at the University of North Carolina at Chapel Hill.

Section 16(a) Beneficial Ownership Reporting Compliance

The common stock of Citizens South Banking Corporation is registered with the Securities and Exchange Commission pursuant to Section 12(b) of the Securities Exchange Act of 1934. The officers and directors of Citizens South Banking Corporation and beneficial owners of greater than 10% of Citizens South Banking Corporation’s common stock (“10% beneficial owners”) are required to file reports on Forms 3, 4, and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock. Securities and Exchange Commission rules require disclosure in Citizens South Banking Corporation’s proxy statement or Annual Report on Form 10-K of the failure of an officer, director, or 10% beneficial owner of Citizens South Banking Corporation’s common stock to file a Form 3, 4, or 5 on a timely basis. Based on Citizens South Banking Corporation’s review of ownership reports, none of Citizens South Banking Corporation’s officers or directors failed to file these reports on a timely basis for 2009.

Code of Ethics

Citizens South Banking Corporation has adopted a Code of Ethics that is applicable to the officers, directors and employees of Citizens South Banking Corporation, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is available on Citizens South Banking Corporation’s website at www.citizenssouth.com. Amendments to and waivers from the Code of Ethics will also be disclosed on Citizens South Banking Corporation’s website.

Procedures for the Recommendation of Director Nominees by Stockholders

The Nominating and Corporate Governance Committee has adopted procedures for the submission of recommendations for director nominees by stockholders. There have been no material changes to these procedures since they were previously disclosed in the proxy statement for our 2009 annual meeting of stockholders. If a determination is made that an additional candidate is needed for the Board, the Nominating and Corporate Governance Committee will consider candidates submitted by Citizens South Banking Corporation’s stockholders. Stockholders can submit qualified names of candidates for director by writing to our Corporate Secretary, at 519 South New Hope Road, Gastonia, North Carolina 28054-4040. The Corporate Secretary must receive a submission not less than 90 days prior to the anniversary date of Citizens South Banking Corporation’s proxy materials for the preceding year’s annual meeting for a candidate to be considered for next year’s annual meeting of stockholders. The submission must include the following information:

•	a statement that the writer is a stockholder and is proposing a candidate for consideration by the Nominating and Corporate Governance Committee;

•	the qualifications of the candidate and why the candidate is being proposed;

•

the name and address of the stockholder as they appear on Citizens South Banking Corporation’s books, and number of shares of Citizens South Banking Corporation’s common stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

•

the name, address and contact information for the candidate, and the number of shares of common stock of Citizens South Banking Corporation that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

•	a statement of the candidate’s business and educational experience;

•	such other information regarding the candidate as would be required to be included in the proxy statement pursuant to Securities and Exchange Commission Rule 14A;

•	a statement detailing any relationship between the candidate and Citizens South Banking Corporation;

•	a statement detailing any relationship between the candidate and any customer, supplier or competitor of Citizens South Banking Corporation;

•	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

Submissions that are received and that meet the criteria outlined above are forwarded to the Chairman of the Nominating and Corporate Governance Committee for further review and consideration.

The Audit Committee

The Audit Committee consists of Directors Massey (Chairman), Rudisill and Matthews. Each member of the Audit Committee is considered “independent” as defined in the Nasdaq corporate governance listing standards and under Securities and Exchange Commission Rule 10A-3. The Board of Directors has determined that Ben R. Rudisill, II qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the Securities and Exchange Commission.

ITEM 11.	Executive Compensation

Executive Compensation

The following table sets forth for the years ended December 31, 2009 and 2008 certain information as to the total remuneration paid by us to Mr. Price, who serves as President and Chief Executive Officer and the two most highly compensated executive officers of Citizens South Banking Corporation or Citizens South Bank other than Mr. Price (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)(3)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(4)(5)	Total ($)

Kim S. Price, President, Chief Executive Officer and Director	2009 2008	259,375 259,375	— —	84,757 132,000	— 75,250	— 13,781	— —	21,919 28,548	366,051 508,954

Gary F. Hoskins, Executive Vice President, Treasurer and Chief Financial Officer	2009 2008	132,000 132,000	— —	— 72,000	269 32,250	— 6,485	— —	7,925 13,387	140,194 256,122

Daniel M. Boyd, IV, Executive Vice President	2009 2008	150,000 150,000	— —	— 120,000	263 43,000	— 3,243	— —	23,839 31,805	174,102 348,048

(footnotes begin on following page)

(footnotes from previous page)

(1)	Reflects the aggregate grant-date fair value with respect to restricted stock awards, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in the valuation of these awards are included in Notes 1 and 14 to our audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.
(2)	Reflects the aggregate grant-date fair value with respect to stock option awards, calculated in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are included in Notes 1 and 14 to our audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.
(3)	See “—Cash Incentives” for information related to payments listed in this column for the year ended December 31, 2009.
(4)	The compensation represented by the amounts for 2009 set forth in the All Other Compensation column for the Named Executive Officers is detailed in the following table. See footnote (5) for a discussion of perquisites listed in the following table.

Name	Perquisites	401(k) plan contributions	Employee stock ownership plan contributions	Life insurance premiums	Premiums on long-term care insurance	Cash dividends on unvested restricted stock	Total all other compensation
Kim S. Price	$—	$1,297	$4,422	$3,164	$6,298	$6,738	$21,919

Gary F. Hoskins	$—	$660	$2,818	$426	$1,223	$2,798	$7,925

Daniel M. Boyd, IV	$13,310	$750	$3,336	$1,038	$1,322	$4,083	$23,839

(5)	Total perquisites for Messrs. Price and Hoskins were less than $10,000 for the year ended December 31, 2009. For the year ended December 31, 2009, perquisites provided to Mr. Boyd consisted of $4,310 for country club fees and $9,000 for automobile expenses.

TARP/CPP Executive Compensation Compliance and Restrictions

As part of our participation in the Capital Purchase Program (“CPP”) of the Troubled Assets Relief Program (“TARP”) and our acceptance of a $20.5 million investment from the U.S. Treasury Department (“Treasury”) in December 2008, we agreed to adhere to several restrictions relative to compensation for our five senior executive officers (“SEOs”), which include the executives listed in our Summary Compensation Table during the time in which the Treasury holds any equity or debt securities of Citizens South Banking Corporation acquired through the CPP. At the time of our acceptance into the CPP, the restrictions and requirements included:

•	A provision to recover any bonus or incentive compensation paid to an SEO that was based on financial statements deemed materially inaccurate;

•	A prohibition on any golden parachute payments to our SEOs;

•	A limitation on the deductibility of compensation to $500,000 (instead of $1,000,000), without exceptions for performance-based compensation; and

•	A requirement to ensure that our incentive compensation programs are structured to prevent SEOs from taking inappropriate risks that threaten the value of the institution.

At the time that we entered the CPP, our SEOs understood that these restrictions or requirements might change and waived any claim against the United States or us for any changes to compensation or benefits that are required to comply with the regulations issued by the Treasury, as published in the Federal Register on October 20, 2008.

In February 2009, TARP was amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”). Treasury issued final interim rules on June 15, 2009 to implement the ARRA standards. Such amendments further restrict our ability to pay executive compensation. Specifically, under the new prohibitions, since Citizens South Banking Corporation received less than $25 million of financial assistance, we are prohibited from paying or accruing any bonus, retention award, or incentive compensation to our most highly-compensated employee during the period that we have an outstanding obligation to the Treasury arising from the financial assistance provided under CPP. This restriction continues until repayment of the Treasury’s investment, but excludes any period during which only warrants are outstanding. This restriction also does not apply to our issuance of restricted stock to our most highly-compensated employee so long as: (i) the restricted stock does not fully vest during the CPP obligation period; (ii) has a value no greater than one-third of the total amount of “annual compensation” of the executive receiving the restricted stock; and (iii) is subject to such other terms as the Treasury determines to be in the public interest.

In addition, the new legislation expands the prohibition against paying golden parachute payments by defining a golden parachute payment as any payment to an SEO or any of the next five most highly compensated employees for departure from Citizens South Banking Corporation for any reason, except for payments for services performed or benefits accrued. Accordingly, for as long as we participate in the CPP, our SEOs will not be entitled to any payments upon departure from Citizens South Banking Corporation other than payments for services performed or which were accrued at the time of departure. This would include restrictions on certain payments under the employment agreement and the salary continuation agreements described below. Regulatory guidance has not yet been issued on the restrictions set forth in the new legislation. Such guidance, when issued, may change the manner in which such restrictions are applied.

As required by TARP, the Compensation Committee certifies that it has reviewed with Citizens South Banking Corporation’s Senior Risk Officer the SEO incentive compensation arrangements and has made reasonable efforts to ensure that such arrangements do not encourage SEOs to take unnecessary and excessive risks that could threaten the value of the financial institution.

Employment Agreement. Citizens South Banking Corporation and Citizens South Bank (collectively, “Citizens South”) have entered into an amended and restated employment agreement with their President and Chief Executive Officer, Kim S. Price. The agreement provides for a term of 36 months. On each anniversary date, the agreement may be extended for an additional 12 months, so that the remaining term shall be 36 months. If the agreement is not renewed, the agreement will expire 36 months following the anniversary date. At January 1, 2010, the base salary for Mr. Price was $274,000. The base salary may be increased but not decreased. In addition to the base salary, the agreement provides for, among other things, participation in stock benefit plans and other employee and fringe benefits applicable to executive personnel. The agreement provides for termination by Citizens South for cause at any time. In the event Citizens South terminates the executive’s employment for reasons other than for cause, or in the event of the executive’s resignation from Citizens South upon the occurrence of certain events that would amount to a constructive termination, the executive would be entitled to receive his base salary for the remaining unexpired term of the employment agreement, plus an amount of cash equal to the value of unvested stock options held by the executive payable in a lump sum within 90 days of termination of employment, plus an amount of cash equal to the value of unvested employer contributions to the Citizens South 401(k) Plan as of the date of termination of employment. Citizens South would also continue the executive’s life, health and dental coverage for the unexpired term of the agreement.

In the event of the executive’s disability, the executive will receive his base salary for the remaining term of the agreement or one year, whichever is longer, reduced by any benefits paid to the executive pursuant to any disability insurance policy maintained by Citizens South. Citizens South would also continue the executive’s life, health, dental and disability coverage for the unexpired term of the agreement. In the event of the executive’s death, Citizens South will pay his base salary to his named beneficiaries for one year following his death, and will also continue medical and dental benefits to his family for one year.

In the event of a change in control, the executive will receive a lump sum cash payment equal to three times the executive’s annual compensation, including his base salary at the time of the change in control, plus the average cash bonuses and cash incentive compensation earned by the executive for the three years immediately preceding the change in control, but excluding the value of any stock-based compensation. The executive will also become fully vested in any qualified and non-qualified plans maintained by Citizens South that do not otherwise address the effect of a change in control, and the executive will receive a lump sum cash payment equal to the value of employer contributions to the Citizens South 401(k) plan on the executive’s behalf as if the executive had remained employed for the entire plan year. Citizens South would also continue the executive’s life, health and dental coverage for the unexpired term of the agreement. The agreement also provides for additional cash payments to compensate the executive in the event the executive incurs an excise tax under Sections 280G or 4999 of the Internal Revenue Code as a result of excess parachute payments received by the executive in connection with a change in control.

Severance Agreements. Citizens South Banking Corporation has entered into a severance agreement with each of Gary F. Hoskins, its Executive Vice President and Chief Financial Officer, and Daniel M. Boyd, IV, its Executive Vice President. The agreements provide that upon a voluntary or involuntary termination following a change in control, for a reason other than cause, an executive will be paid as severance a sum equal to one and one-half times his annual compensation, including base salary on the date of the change in control or on the date of the executive’s termination of employment, whichever is greater, plus cash bonuses and incentive compensation earned for the calendar year before the change in control, or immediately before the year of termination, whichever is greater. The executives will also become fully vested in any qualified and non-qualified plans in which they participate, if the plan does not address the effect of a change in control, and will be entitled to have contributions made on their behalf to a 401(k), retirement, or profit sharing plan as if the executive’s employment had not terminated before the end of the plan year. In addition, the executive would be entitled to continued life, medical and dental coverage for 18 months following termination of employment. The agreement provides for a term of 36 months. On each anniversary date, the agreement will automatically extend for an additional 12 months unless notice is given that the agreement will not be renewed. Unless terminated earlier, the agreement shall terminate when the executive reaches age 65.

Cash Incentives. We employ performance-based annual incentives under our Executive Annual Incentive Plan to motivate Named Executive Officers to execute specific financial and non-financial elements of our business plan and to reward individual conduct that supports shared corporate goals. Annual incentives are formulaic and earned principally on the basis of the level of attainment of pre-determined earnings targets, together with individual performance objectives for each Named Executive Officer. Actual incentive payments are based in part on a subjective evaluation of performance and in part on the achievement of shared corporate financial goals.

For 2009, each of our Named Executive Officers had the opportunity to earn an incentive payment once our earnings per share equaled or exceeded a threshold level of $0.67 per fully diluted share. The incentive payment is further based on a subjective, retrospective review of corporate and individual performance indicators. A subjective assessment of performance relative to individual performance objectives determined the ultimate payment. No incentive payments were made to the Named Executive Officers for 2009.

Individual performance factors for Mr. Price consisted of an assessment of the effectiveness of capital deployment initiatives during the year, expense discipline reflected in our efficiency ratio, development of a compelling vision and long-term corporate strategy, and personal involvement in the development of a strong investor relations program. Individual performance factors for Mr. Hoskins included effective operational management as reflected in the achievement of individual objectives by his direct reports, progress on development of key managers and a management succession plan, successful use of wholesale funding sources to achieve balance sheet and revenue growth and progress in re-balancing the components of our securities portfolio, as well as contributions to investor relations and long-term strategic planning initiatives. Individual performance factors for Mr. Boyd consisted of success in expanding our Central Piedmont Carolinas franchise in commercial and retail banking through additional de novo branch openings and success in building brand recognition through effective advertising, superior customer service, and community involvement.

Final award decisions reflected our actual earnings per share, the Compensation Committee’s subjective assessment of the individual performance factors described above, and, in the case of executives other than the Chief Executive Officer, the Chief Executive Officer’s subjective assessment of their individual performance. The Compensation Committee also took into account the adverse interest rate environment that continued and the slowdown in residential real estate markets that emerged during the year and the quality of management’s response to these and other competitive factors.

For the fiscal year ended December 31, 2009, the Named Executive Officers’ maximum award opportunities were:

Name	Maximum award opportunity
Kim S. Price	$103,750
Gary F. Hoskins	33,000
Daniel M. Boyd, IV	37,500

No incentive payments were made to the Named Executive Officers for 2009.

Stock Option Plans. In 1999 Citizens South Bank adopted, and Citizens South Banking Corporation’s stockholders approved, the 1999 Stock Option Plan. In 2003, Citizens South Banking Corporation adopted, and its stockholders approved, the 2003 Stock Option Plan.

Pursuant to these plans, options to purchase common stock of Citizens South Banking Corporation were granted to directors and certain executive officers and employees of Citizens South Banking Corporation as determined by the Compensation Committee that administers the plans. The committee also determines the period over which such awards will vest and become exercisable. The 1999 plan provides for awards in the form of stock options, reload options, and dividend equivalent rights. The 2003 plan provides for awards in the form of stock options and reload options. There were a total of 406 options granted to the Named Executive Officers pursuant to these plans during 2009.

Restricted Stock Plans. In 1999, Citizens South Bank adopted, and Citizens South Banking Corporation’s stockholders approved, the 1999 Recognition and Retention Plan. In 2003, Citizens South Banking Corporation adopted and its stockholders approved the 2003 Recognition and Retention Plan. Under these plans, Citizens South Banking Corporation has issued common stock to key employees and directors. Awards vest for plan participants in accordance with schedules determined by the Compensation Committee of the Board of Directors. If a recipient ceases continuous service with Citizens South Banking Corporation due to normal retirement, death or disability, or following a change in control of Citizens South Banking Corporation, shares subject to restriction will immediately vest; in the event of cessation of continuous service for any other reason, unvested shares are forfeited and returned to Citizens South Banking Corporation. Recipients have the right to vote non-vested shares that have been awarded and will receive dividends declared on such shares. There were 4,538 restricted shares awarded to the Named Executive Officers pursuant to these plans during 2009.

2008 Equity Incentive Plan. In 2008, Citizens South Banking Corporation adopted, and its stockholders approved, the 2008 Equity Incentive Plan. This plan provides for the grant of incentive stock options, non-qualified options, and restricted recognition and retention stock awards that have been structured to reward holders for stock price appreciation that is achieved over time without compromising fundamental elements of our business plan. Our current policy is to consider stock option grants and/or recognition and retention stock grants to executive officers, with consideration given to episodic grants at the time of promotion or hire to promoted or newly hired executives.

Pursuant to the 2008 plan, options to purchase common stock of Citizens South Banking Corporation were granted to certain executive officers and employees of Citizens South Banking Corporation as determined by the Compensation Committee that administers the plan. The Committee has never granted options with an exercise price that is less than the closing price of our shares of common stock on the grant date. The Committee also determines the period over which such awards will vest and become exercisable. The plan provides for awards in the form of stock options without reload or dividend equivalent rights.

During 2009, there were 1,612 options granted pursuant to the Citizens South Bank 1999 Stock Option Plan, which vest in five equal annual installments beginning on March 16, 2010, of which a total of 406 option shares were granted to two Named Executive Officers (Messrs. Hoskins and Boyd). At December 31, 2009, no options remained unissued and available for grants under the 1999 Stock Option Plan.

During 2009, there were 4,538 restricted stock awards granted to Mr. Price pursuant to the Citizens South Banking Corporation 2003 Recognition and Retention Plan that will cliff vest on the first business day following the period that we redeem the preferred stock issued to Treasury pursuant to TARP, or, if earlier, will cliff vest or become partially vested up to the maximum amount permissible on the first business day following the earliest date permitted under guidance that may be issued by Treasury or another government agency. During 2009, there were no options granted to the Named Executive Officers pursuant to the Citizens South Banking Corporation 2003 Stock Option Plan. At December 31, 2009, 26,475 options remained unissued and available for grants under the 2003 Stock Option Plan and no restricted stock remains unissued or available for grant under the 2003 Recognition and Retention Plan.

During 2009, no options were granted to the Named Executive Officers and 10,000 restricted shares were granted pursuant to the Citizens South Banking Corporation 2008 Equity Incentive Plan to Mr. Price with a cliff vesting effective the first business day after we redeem the preferred stock issued to Treasury pursuant to TARP. At December 31, 2009, 27,500 shares remained unissued and available for grants under the 2008 Equity Incentive Plan, of which no shares may be issued as restricted stock awards and 27,500 shares may be issued as stock options.

Employee Stock Ownership Plan and Trust. Citizens South Bank implemented an employee stock ownership plan in connection with its initial mutual holding company reorganization. The employee stock ownership plan was established in 1998, and purchased 169,068 shares of common stock in the initial public offering that was completed in 1998, and 105,198 shares in the offering that was completed in 2002. Employees with at least one year of employment in which they work 1,000 hours or more with Citizens South Bank and who have attained age 21 are eligible to participate in the employee stock ownership plan. The employee stock ownership plan borrowed funds from Citizens South Banking Corporation and used those funds to purchase the shares of the common stock of Citizens South Banking Corporation. The collateral for the loan is the common stock purchased by the employee stock ownership plan. The loan is being repaid principally from Citizens South Bank’s contributions to the employee stock ownership plan over a period of 15 years. The interest rate on the loan adjusts at the prime rate, which is the base rate charged on corporate loans at large U.S. money center commercial banks. Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan are allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. For the plan year ended December 31, 2009, 26,091 shares were released from the suspense account and allocated to employees. Benefits will not vest at all during the first two years of service and will become 100% vested upon the completion of three years of service. Employees who were employed by Gaston Federal Savings and Loan Association, Citizens South Bank’s mutual predecessor, generally received credit for up to five years of service with the mutual institution. A participant also becomes 100% vested upon early or normal retirement, disability or death of the participant or a change in control (as defined in the employee stock ownership plan). A participant who terminates employment for reasons other than death, retirement or disability prior to three years of credited service will forfeit his entire benefit under the employee stock ownership plan. Benefits will be payable in the form of common stock and cash upon death, retirement, early retirement, disability or separation from service. Citizens South Bank’s contributions to the employee stock ownership plan are discretionary, and subject to the loan terms and tax law limits and, therefore, benefits payable under the employee stock ownership plan cannot be estimated. Citizens South Bank is required to record compensation expense in an amount equal to the fair market value of the shares released from the suspense account.

Citizens South Bank’s Board of Directors administers the employee stock ownership plan. Citizens South Bank has appointed an independent financial institution to serve as trustee of the employee stock ownership plan. The employee stock ownership plan committee may instruct the trustee regarding investment of funds contributed to the employee stock ownership plan. The employee stock ownership plan trustee, subject to its fiduciary duty, must vote all allocated shares held in the employee stock ownership plan in accordance with the instructions of participating employees. Under the employee stock ownership plan, nondirected shares and shares held in the suspense account will be voted in a manner calculated to most accurately reflect the instructions the trustee has received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of ERISA.

Outstanding Equity Awards at Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2009 for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(5)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Kim S. Price	100,000	—	—	15.04	11/03/2013
	7,000	28,000	—	8.00	06/16/2018
						4,250	(1)	19,465	—	—
						14,850	(2)	68,013	—	—
						14,538	(3)	66,584	—	—
Gary F. Hoskins	40,000	—	—	15.04	11/03/2013
						2,000	(1)	9,160	—	—
						1,000	(4)	4,580	—	—
						8,100	(2)	37,098	—	—
	3,000	12,000	—	8.00	06/16/2018
	41	164	—	5.00	03/16/2019
Daniel M. Boyd, IV	20,000	—	—	15.04	11/03/2013
	4,000	16,000	—	8.00	06/16/2018
	40	161	—	5.00	03/16/2019
						1,000	(1)	4,580	—	—
						13,500	(2)	61,830	—	—
						3,500	(4)	16,030	—	—

(1)	Shares vest on November 3, 2010.
(2)	Shares were granted on June 16, 2008, and will vest over a five-year period, at the rate of 10% on June 16, 2009, 10% on June 16, 2010, 10% on June 16, 2011, 35% on June 16, 2012, and 35% on June 16, 2013.
(3)	Shares were granted on April 15, 2009, and will cliff vest on the first business day following the period that we redeem the preferred stock issued to Treasury pursuant to TARP, or will cliff vest or become partially vested up to the maximum amount permissible on the first business day following the earliest date permitted under guidance that may be issued by Treasury or another government agency.
(4)	Shares were granted on January 22, 2007, and will cliff vest on January 22, 2012.
(5)	Based on the $4.58 per share trading price of our common stock on December 31, 2009.

Salary Continuation Agreements. Citizens South Bank has entered into Salary Continuation Agreements with Messrs. Price, Hoskins and Boyd. The Salary Continuation Agreements constitute a non-qualified, unfunded deferred compensation plan evidenced by separate agreements for each executive. The amount of an executive’s benefit is determined under the individual agreement with the executive, and is, assuming retirement at the normal retirement age of 65, an annual benefit of $148,500 in the case of Mr. Price, and $45,000 in the case of each of Messrs. Hoskins and Boyd. The annual benefit is payable in monthly installments for the executive’s lifetime. In the event of termination of employment prior to normal retirement age for reasons other than death, disability, termination for cause or following a change in control, the executive will receive a reduced benefit, payable at normal retirement age, assuming the executive is at least partially vested in a benefit at the time of termination of employment. In the case of Mr. Price, the reduced benefit is fully vested. In all other cases, an executive will be 75% vested in a reduced benefit at age 60, will increase in vesting at the rate of 5% per year from age 61 to 65, and prior to age 60, will vest ratably in accordance with the terms of the executive’s Salary Continuation Agreement until the executive attains age 60. As of December 31, 2009, Mr. Hoskins is 71% vested, and Mr. Boyd is 50% vested. In the event Messrs. Price, Hoskins, or Boyd becomes disabled prior to termination of employment at normal retirement age and the executive’s employment is terminated because of such disability, the executive will be entitled to receive a disability benefit upon attainment of normal retirement age. The early termination benefit and the disability benefit are calculated as an annual payment stream of the accrual balance (or vested accrual balance in the case of an early termination benefit other than due to disability) that exists at the end of the year immediately prior to the year in which the early termination or disability occurs, using a standard discount rate of 8.5%, and increasing the benefit amount annually by 2% to offset inflation, beginning in the year after payment of the benefit commences. In the event of their termination of employment prior to normal retirement age due to disability, Messrs. Price, Hoskins, and Boyd would receive an annual benefit of $90,943, $22,241 and $11,956, respectively, commencing upon their normal retirement age. Upon their early retirement, Messrs. Price, Hoskins and Boyd would receive an annual benefit of $90,943, $15,791 and $5,978, respectively, commencing upon their normal retirement age. The benefits are forfeitable by the executive if the executive’s service is terminated for cause.

In the event that an executive dies during active service or following termination of employment while receiving benefits, Citizens South Bank will pay to the executive’s beneficiary, the accrual balance (or vested accrual balance in the case of an early termination benefit) remaining at the time of the executive’s death. In addition, the executive’s beneficiary will be entitled to the following split dollar death benefits discussed immediately below.

In the event of a change in control of Citizens South Banking Corporation followed by the executive’s involuntary termination of employment within 12 months or voluntary termination of employment within 12 months due to good reason (as defined in the plan), each of Messrs. Price and Hoskins will be entitled to their normal retirement age accrual benefit, discounted to present value and payable within three days after termination of employment. The present value of the payments that Messrs. Price and Hoskins would receive assuming that a change in control occurred on December 31, 2009, is $602,738 and $97,453, respectively. Under the same circumstances, Mr. Boyd would be entitled to his then-existing accrual benefit, or $30,028, without regard to his vesting percentage, payable within three days after termination of employment. In addition, Mr. Price’s Salary Continuation Agreement provides a gross-up payment to him in the event the change in control benefit payable under the Salary Continuation Agreement causes an excess parachute payment under Section 280G of the Internal Revenue Code. The Salary Continuation Agreements indemnify each executive for legal fees incurred in pursuing the executive’s rights to payment of the executive’s benefit in the event of a change in control. Such indemnification for legal fees is up to $500,000 in the case of Mr. Price, $100,000 in the case of Mr. Hoskins, and $25,000 in the case of Mr. Boyd. At December 31, 2009, Messrs. Price, Hoskins and Boyd had an accrual balance of $369,124; $48,165; and $30,028, respectively.

Split Dollar Death Benefits. In conjunction with the adoption of the Salary Continuation Agreements, Citizens South Bank entered into Endorsement Split Dollar Agreements with the six executives covered by the Salary Continuation Agreements. Under the Endorsement Split Dollar Agreements, if at the time of termination of the executive’s employment, the executive is entitled to benefits under the Salary Continuation Agreement, or if the executive dies while employed by Citizens South Bank, the executive’s beneficiaries will be paid a death benefit equal to the product of 100% of the net death proceeds (in excess of the cash surrender value of the policy) multiplied by the executive’s vested percentage under the Salary Continuation Agreement (which will be deemed to be 100% in the event of the executive’s death, disability or termination due to a change in control). The executives’ vested percentages are described above in “—Salary Continuation Agreements.” In the event of the executives’ deaths as of December 31, 2009, the beneficiaries of Messrs. Price, Hoskins and Boyd would receive a split dollar death benefit of $866,882, $255,192 and $524,297, respectively.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2009 certain information as to the total remuneration we paid to our directors other than Mr. Price, who does not receive separate compensation for his services as director.

DIRECTOR COMPENSATION TABLE FOR THE YEAR ENDED DECEMBER 31, 2009

Name	Fees earned or paid in cash ($)	Stock awards (1)($)		Option awards (1)($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(2)		Total ($)
Senator David W. Hoyle	21,869	—	(3)	—	(3)	—	10,417	64,486	(4)	96,772
Ben R. Rudisill, II	27,540	—	(5)	—	(5)	—	11,789	5,582		44,911
James J. Fuller	15,550	—	(6)	—	(6)	—	10,714	6,013		32,277
Charles D. Massey (5)	22,040	—	(7)	—	(7)	—	—	54,595	(8)	76,635
Eugene R. Matthews, II	22,950	—	(9)	—	(9)	—	—	6,209		29,159

(1)	There were no awards of shares of restricted stock or stock options to Directors during 2009.
(2)	Reflects cash dividends on unvested shares of restricted stock granted under the 2003 Citizens South Banking Corporation Recognition and Retention Plan and the 2008 Citizens South Banking Corporation Equity Incentive Plan. Also includes $7,753, $5,227, $5,227, $5,272, and $5,424 in annual premiums on long-term care insurance for Senator Hoyle, and Messrs. Rudisill, Fuller, Massey and Matthews, respectively.
(3)	At December 31, 2009, Senator Hoyle had 2,671 unvested shares of restricted stock and held 22,670 stock options with an exercise price of $15.04 per share, and 2,800 stock options with an exercise price of $8.00 per share.
(4)	During 2009, Senator Hoyle was paid $42,647 in benefits pursuant to the 1986 Deferred Compensation and Income Continuation Agreement and $14,300 in benefits pursuant to the 1992 Supplemental Retirement Plan.
(5)	At December 31, 2009, Mr. Rudisill had 2,671 unvested shares of restricted stock and held 22,670 stock options with an exercise price of $15.04 per share, and 2,800 stock options with an exercise price of $8.00 per share.
(6)	At December 31, 2009, Mr. Fuller had 2,671 unvested shares of restricted stock and held 22,670 stock options with an exercise price of $15.04 per share, and 2,800 stock options with an exercise price of $8.00 per share.
(7)	At December 31, 2009, Mr. Massey had 2,671 unvested shares of restricted stock and held 22,670 stock options with an exercise price of $15.04 per share and 2,800 stock options with an exercise price of $8.00 per share. Pursuant to the terms of the stock plans, Mr. Massey’s remaining unvested shares of restricted stock and unvested options will vest immediately upon his retirement from the Board of Directors following the Annual Meeting.
(8)	During 2009, Mr. Massey was paid $40,968 in benefits pursuant to the 1986 Deferred Compensation and Income Continuation Agreement and $8,000 in benefits pursuant to the 1992 Supplemental Retirement Plan.
(9)	At December 31, 2009, Mr. Matthews had 2,671 unvested shares of restricted stock and held 22,670 stock options with an exercise price of $15.04 per share and 2,800 stock options with an exercise price of $8.00 per share.

Compensation of Directors

Fees. Each non-employee director of Citizens South Banking Corporation (other than the Chairman of the Board) receives a monthly retainer of $813. The Chairman of the Board of Citizens South Banking Corporation receives a monthly retainer of $1,250. Directors’ retainer fees were reduced by 25% by the Compensation Committee effective April 1, 2009. In addition, each non-employee director of Citizens South Banking Corporation receives a fee of $1,000 for each Board meeting attended and $300 for each Committee meeting attended. Non-employee members of Citizens South Banking Corporation’s Executive Committee receive $400 for each meeting attended, the Chairman of the Audit Committee receives $1,450 for each meeting attended, and non-employee members of the Audit Committee receive $350 for each meeting attended.

Except for Directors Hoyle and Massey, all of our directors currently serve on the Board of Directors of Citizens South Bank, Citizens South Banking Corporation’s subsidiary. Each non-employee director receives a fee of $350 for each Bank Board meeting attended and $300 for each Bank Committee meeting attended. Directors are permitted one paid absence from Citizens South Banking Corporation Board meetings and two paid absences from Citizens South Bank Board meetings.

Deferred Compensation and Income Continuation Agreement. Citizens South Bank has entered into nonqualified deferred compensation agreements (“DCAs”) for the benefit of Directors Fuller, Hoyle, Massey and Rudisill. The DCAs provided each director with a one-time opportunity to defer up to $20,000 of compensation into the DCA. Amounts credited to a director’s account under the DCA will be paid in 120 equal monthly payments (i) to the director upon his retirement from service on or after attaining age 70, (ii) to the director immediately upon termination of his service due to disability, or (iii) to the director’s beneficiaries upon his death. If the director voluntarily terminates his service before age 70, his retirement benefit will be paid at age 70 and will be based on the accrued retirement liability balance existing on the date service terminates. If a director’s service terminates within one year after a change in control of Citizens South Banking Corporation, the DCA provides for a lump sum cash payment of the retirement benefit projected to be accrued at the point when the director would have attained age 70. Benefits under the DCAs are forfeited if the director’s service is terminated for cause.

Supplemental Retirement Plan. Citizens South Bank has entered into nonqualified supplemental retirement agreements (“SRAs”) for Directors Fuller, Hoyle, Massey, Matthews and Rudisill. The SRAs provide for an annual benefit that ranges from $8,000 to $15,600, payable in monthly installments beginning at age 70 for a period of 15 years. In the event of a director’s pre-retirement death or death before all payments under the SRA have been made to the director, monthly benefits are provided for the director’s designated beneficiary or beneficiaries. If a director dies without a valid beneficiary designation, the surviving spouse will be his beneficiary, or if none, then the benefits will be paid to the director’s personal representative. Benefits under the SRAs are forfeited if the director’s service is terminated for cause.

Stock Benefit Plans. Directors are eligible to receive awards of stock options and restricted stock. On November 3, 2003, each non-employee director of Citizens South Banking Corporation was granted non-qualified options to purchase 22,670 shares of common stock of Citizens South Banking Corporation and 10,510 restricted stock awards. All stock options vest in 20% increments over a five-year period from the date of the director’s first election to the Board of Directors. Restricted stock awards vest over a seven-year period, commencing on the date of the award, at the rate of 30% immediately, 10% on January 2, 2004, 10% on November 3, 2005, and 10% per year on November 3 of each year thereafter, or upon the director’s disability, normal retirement, death, or following a change in control of Citizens South Banking Corporation.

In 2008, Citizens South Banking Corporation adopted, and its stockholders approved, the 2008 Equity Incentive Plan. Awards under the 2008 plan, which include incentive stock options, non-qualified options and restricted recognition and retention shares, have been structured to reward holders for stock price appreciation that is achieved over time without compromising fundamental elements of our business plan.

Pursuant to the 2008 plan, options to purchase common stock of Citizens South Banking Corporation were granted to directors as determined by the Compensation Committee that administers the plan. The Committee has never granted options with an exercise price that is less than the closing price of our shares of common stock on the grant date. The committee also determines the period over which such awards will vest and become exercisable.

The 2008 plan provides for awards in the form of stock options without reload or dividend equivalent rights.

No awards of stock options or restricted stock were made to any directors during 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

The following table sets forth beneficial ownership of Citizens South Banking Corporation’s outstanding common stock, as of April 27, 2010, by those persons known to us who held more than five percent of Citizens South Banking Corporation’s outstanding shares.

Name and Address of Beneficial Owner	Amount of Shares Owned and Nature of Beneficial Ownership	Percent of Shares of Common Stock Outstanding

Mendon Capital Advisors Corp. 150 Allens Creek Road Rochester, New York 14618	1,012,714	9.23%

Wellington Management Company, LLP (1) 75 State Street Boston, MA 02109	1,031,700	9.41%

(1)	Assuming stockholder approval of Proposal 4 and the conversion of all of the outstanding Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), into common stock, Wellington Management Company, LLP (“Wellington Management”), in its capacity as an investment adviser, may be deemed to have beneficial ownership of 1,075,694 shares of common stock that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than 5% of the class of shares. The numbers set forth in the table are based on the current ownership of common stock and Series B Preferred Stock by such investment advisory clients. Wellington Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

Set forth below is information as of December 31, 2009 regarding compensation plans under which equity securities of Citizens South Banking Corporation are authorized for issuance.

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance under Plan
Equity compensation plans approved by stockholders	878,118	$12.89	53,975	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	878,118	$12.89	53,975	(1)

(1)	As of December 31, 2009, there were no shares underlying options available for future issuance pursuant to the 1999 Stock Option Plan and 26,475 shares underlying options available for future issuance pursuant to the 2003 Stock Option Plan. As of December 31, 2009, there were 27,500 shares underlying options available for future issuance pursuant to the 2008 Equity Incentive Plan.

ITEM 13.	Certain Relationships, Related Transactions and Director Independence

Transactions with Certain Related Persons

Federal law and regulation generally requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Although federal regulations permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees, Citizens South Bank does not provide loans to executive officers and directors on preferential terms when compared to persons who are not affiliated with Citizens South Bank.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, one of which is applicable to Citizens South Banking Corporation. Sarbanes-Oxley does not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to our directors and officers are made in conformity with the Federal Reserve Act and the Federal Reserve Board Regulation O.

In accordance with the listing standards of the Nasdaq Stock Market, any new transactions that would be required to be reported under this section of this proxy statement must be approved by our audit committee or another independent body of the board of directors.

Board Independence

The Board of Directors has determined that, except for Mr. Price, each member of the Board and nominee is or would be considered an “independent director” within the meaning of the Nasdaq corporate governance listing standards. Mr. Price is not considered independent because he is an executive officer of Citizens South Banking Corporation.

In determining the independence of the directors listed above, the Board of Directors reviewed the following transactions, which are not required to be reported under “—Transactions With Certain Related Persons,” above. Senator David W. Hoyle has two residential mortgage loans and a home equity line of credit with Citizens South Bank. Director Eugene R. Matthews, II, has a mortgage loan with Citizens South Bank. Director Ben R. Rudisill, II has a home equity line of credit with Citizens South Bank. Director nominee Richard K. Craig has a home equity line of credit with Citizens South Bank.

ITEM 14.	Principal Accountant Fees and Services

Fees Paid to Cherry, Bekaert & Holland, L.L.P.

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Cherry, Bekaert & Holland, L.L.P. to Citizens South Banking Corporation during 2009 and 2008:

Audit Fees. The aggregate fees billed to Citizens South Banking Corporation by Cherry, Bekaert & Holland, L.L.P. for professional services rendered by Cherry, Bekaert & Holland, L.L.P. for the audit of Citizens South Banking Corporation’s annual financial statements, review of the financial statements included in Citizens South Banking Corporation’s Quarterly Reports on Form 10-Q and services that are normally provided by Cherry, Bekaert & Holland, L.L.P. in connection with statutory and regulatory filings and engagements were $115,280 and $69,000 during the years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees. There were no fees billed to Citizens South Banking Corporation by Cherry, Bekaert & Holland, L.L.P. for assurance and related services rendered by Cherry, Bekaert & Holland, L.L.P. that were reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “—Audit Fees,” above during the years ended December 31, 2009 and 2008.

Tax Fees. There were no fees billed to Citizens South Banking Corporation by Cherry, Bekaert & Holland, L.L.P. for professional services rendered by Cherry, Bekaert & Holland, L.L.P. for tax compliance, tax advice and tax planning during the years ended December 31, 2009 and 2008.

All Other Fees. There were no fees billed to Citizens South Banking Corporation by Cherry, Bekaert & Holland, L.L.P. that are not described above during the years ended December 31, 2009 and 2008.

For 2009 and 2008, there were no non-audit services that could have affected Cherry, Bekaert & Holland, L.L.P.’s independence in performing its function as the independent registered public accounting firm of Citizens South Banking Corporation.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

In 2009 and 2008, there were no fees paid to Cherry, Bekaert & Holland, L.L.P. that were not pre-approved by the Audit Committee.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Previously filed

(a)(2)	Financial Statement Schedules None.

(a)(3)	None.

(b)	Exhibits – set forth below.

(c)	Not applicable.

Exhibits

3.1	Certificate of Incorporation of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

3.2	Amended Bylaws of Citizens South Banking Corporation (incorporated herein by reference to the Annual Report on Form 10-K (File No. 000-23971), originally filed with the Commission on March 18, 2009)

4.1	Form of Common Stock Certificate of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

4.2	Indenture between Citizens South Banking Corporation and Wilmington Trust Company, as trustee, dated October 28, 2005. (Incorporated by reference to the Current Report on Form 8- K (File No. 0-23971), filed with the Commission on November 3, 2005)

4.3	Certificate of Designations of Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on December 16, 2008)

4.4	Warrant to Purchase Common Stock of Citizens South Banking Corporation (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971), filed with the Commission on December 12, 2008)

10.1	Amended and Restated Employment Agreement with Kim S. Price dated November 17, 2008 (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.2	Deferred Compensation and Income Continuation Agreement (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997)

10.3	Employee Stock Option Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997)

10.4	Supplemental Executive Retirement Plan (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951) filed with the Commission on December 22, 1997)

10.5	Amended and Restated Severance Agreement with Gary F. Hoskins dated November 17, 2008 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.6	Amended and Restated Severance Agreement with Paul L. Teem, Jr. dated November 17, 2008 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.7	Amended and Restated Severance Agreement with Michael R. Maguire dated November 17, 2008 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.8	Amended and Restated Severance Agreement with Daniel M. Boyd, IV dated November 17, 2008 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.9	Amended and Restated Severance Agreement with V. Burton Brinson, Jr. dated November 17, 2008. (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.10	Salary Continuation Agreement with Kim S. Price dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.11	Salary Continuation Agreement with Gary F. Hoskins dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.12	Salary Continuation Agreement with Paul L. Teem, Jr. dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.13	Salary Continuation Agreement with Michael R. Maguire dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.14	Salary Continuation Agreement with Daniel M. Boyd, IV dated January 1, 2004, as amended (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.15	Salary Continuation Agreement with V. Burton Brinson, Jr. dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.16	Endorsement Split Dollar Agreement with Kim S. Price dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.17	Endorsement Split Dollar Agreement with Gary F. Hoskins dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.18	Endorsement Split Dollar Agreement with Paul L. Teem, Jr. dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.19	Endorsement Split Dollar Agreement with Michael R. Maguire dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.20	Endorsement Split Dollar Agreement with Daniel M. Boyd, IV dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.21	Endorsement Split Dollar Agreement with V. Burton Brinson, Jr. dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.22	Amended Deferred Compensation and Income Continuation Agreement with David W. Hoyle, Sr. dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.23	Amended Deferred Compensation and Income Continuation Agreement with Ben R. Rudisill, II dated March 15, 2005 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.24	Amended Deferred Compensation and Income Continuation Agreement with James J. Fuller dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.25	Amended Deferred Compensation and Income Continuation Agreement with Charles D. Massey dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.26	Amended Director Retirement Agreement with David W. Hoyle, Sr. dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.27	Amended Director Retirement Agreement with Ben R. Rudisill, II dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971, filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.28	Amended Director Retirement Agreement with James J. Fuller dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.29	Amended Director Retirement Agreement with Charles D. Massey dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971), filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.30	Amended Director Retirement Agreement with Eugene R. Matthews, II dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0- 23971) filed with the Commission on November 20, 2008)

10.31	Amended and Restated Declaration of Trust among Citizens South Banking Corporation, Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein, dated October 28, 2005 (incorporated by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 3, 2005)

10.32	Citizens South Banking Corporation 2008 Equity Incentive Plan (incorporated herein by reference to the Appendix A of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, filed with the Commission on April 10, 2008)

10.33	Letter Agreement, dated December 12, 2008, between Citizens South Banking Corporation and the United States Department of the Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on December 16, 2008)

14	Code of Ethics Policy (incorporated herein by reference to the “Proposal I – Election of Directors” section of the Registrant’s Proxy Statement dated April 3, 2007)

21	Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens South Banking Corporation

Date:	April 29, 2010	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer