Form 10-Q
period 2010-03-31
CITIZENS SOUTH BANKING CORP
filed 2010-05-17
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

(704) 868-5200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐   No ☒

As of May 17, 2010, there were 9,125,722 shares outstanding shares of the Registrant’s common stock, $0.01 par value.

Citizens South Banking Corporation
Form 10-Q for the Quarterly Period Ended March 31, 2010

Table of Contents

Index

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Signatures

Certifications

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2010
	March 31,	December 31,
	2010	2009
(Dollars in thousands)	(unaudited)

Assets
Cash and due from banks	$11,888	$8,925
Interest-earning bank balances	142,269	44,255
Cash and cash equivalents	154,157	53,180
Investment securities available for sale	62,261	50,990
Investment securities held to maturity	37,900	32,380
Loans, non-covered	606,493	610,201
Loans, covered by FDIC loss-share	181,150	-
Allowance for loan losses	(9,230)	(9,189)
Loans, net of deferred fees	778,413	601,012
Other real estate owned - non-covered	6,462	5,067
Other real estate owned - covered by FDIC loss-share	933	-
Premises and equipment, net	15,436	15,436
FDIC loss-share receivable	36,301	-
Accrued interest receivable	3,499	2,430
Federal Home Loan Bank stock	6,397	4,149
Intangible assets	2,142	570
Bank-owned life insurance	17,692	17,522
Other assets	11,059	8,796
Total assets	$1,132,652	$791,532

Liabilities
Deposits	$884,127	$609,345
Borrowed money	113,803	82,165
Subordinated debt	15,464	15,464
Retail repurchase agreements	9,489	8,970
Other liabilities	13,379	3,266
Total liabilities	1,036,262	719,210
Comitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 28,780 and 20,500 issued and outstanding at March 31, 2010 and
December 31, 2009, respectively	28,890	20,589
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,517,127 and 9,062,727 shares issued at March 31, 2010 and December 31, 2009, respectively, 9,125,942 and 7,526,854 shares outstanding at March 31, 2010
and December 31, 2009, respectively	106	91
Additional paid-in-capital	54,433	48,528
Retained earnings, substantially restricted	13,130	3,411
Accumulated other comprehensive loss	(169)	(297)
Total stockholders' equity	96,390	72,322
Total liabilities and stockholders' equity	$1,132,652	$791,532

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010, and 2009 (unaudited)
	Three Months Ended
	March 31,	March 31,
	2010	2009
(Dollars in thousands, except per share data)

Interest Income:
Loans	$8,211	$8,358
Investment securities	808	1,315
Interest-bearing deposits	50	12
Total interest income	9,069	9,685
Interest Expense:
Deposits	2,264	3,528
Borrowed funds	1,129	1,174
Total interest expense	3,393	4,702

Net interest income	5,676	4,983
Provision for loan losses	3,050	900
Net interest income after provision for loan losses	2,626	4,083
Noninterest Income:
Service charges on deposit accounts	790	747
Mortgage banking income	210	298
Other loan fees	43	58
Commissions on sales of financial products	118	55
Dividends on FHLB stock	4	-
Income from bank-owned life insurance	189	186
Gain from acquisition	18,733	-
Net gain on sale of investments	33	-
Net loss on sale of other assets	(62)	(171)
Other income	170	76
Total noninterest income	20,228	1,249
Noninterest Expense:
Compensation and benefits	2,643	2,492
Occupancy and equipment expense	683	674
Office supplies expense	41	47
Advertising	57	78
Professional services	234	236
Telephone and communications	72	69
Data processing	140	128
Deposit insurance	260	103
Amortization of intangible assets	65	81
Valuation adjustment on other real estate owned	484	125
Impairment on investment securities	-	123
Acquisition and integration expenses	787	-
Other expenses	890	781
Total noninterest expense	6,356	4,937

Income before income tax expense (benefit)	16,498	395
Income tax expense (benefit)	6,201	(61)
Net income	10,297	456
Dividends on preferred stock	257	253

Net income available to common stockholders	$10,040	$203

Net income per common share:
Basic	$1.29	$0.03
Diluted	$1.29	$0.03

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

				Retained	Accumulated
			Additional	Earnings	Other
	Preferred	Common	Paid-in	Substantially	Comprehensive
	Stock	Stock	Capital	Restricted	Income	Total
(Dollars in thousands)

Balance, January 1, 2009	$20,507	$91	$48,009	$36,088	$25	$104,720

Comprehensive results:
Net income	-	-	-	203	-	203
Other comprehensive results, net of tax	-	-	-	-	214	214
Accretion of discount on preferred stock	20	-	-	(20)	-	-
Allocation from shares purchased with loan to ESOP	-	-	46	-	-	46
Vesting of Recognition and Retention Plan (RRP)	-	-	90	-	-	90
Stock option expense	-	-	26	-	-	26
Cash dividends declared on common stock	-	-	-	(636)	-	(636)
						-
Balance, March 31, 2009	$20,527	$91	$48,171	$35,635	$239	$104,663

Balance, January 1, 2010	$20,589	$91	$48,528	$3,411	$(297)	$72,322

Comprehensive results:
Net income	-	-	-	10,040	-	10,040
Other comprehensive results, net of tax	-	-	-	-	128	128
Issuance of 1,490,400 shares of common stock	-	15	5,745	-	-	5,760
Issuance of 8,280 shares of preferred stock	8,280	-	-	-	-	8,280
Accretion of discount on preferred stock	21	-	-	(21)	-	-
Allocation from shares purchased with loan to ESOP	-	-	46	-	-	46
Vesting of Recognition and Retention Plan (RRP)	-	-	90	-	-	90
Stock options expense	-	-	24	-	-	24
Cash dividends declared on common stock	-	-	-	(300)	-	(300)
						-
Balance, March 31, 2010	$28,890	$106	$54,433	$13,130	$(169)	$96,390

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
	Three Months Ended
	March 31,	March 31,
	2010	2009
(Dollars in thousands)

Cash flows from operating activities:
Net income	$10,040	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,050	900
Depreciation	260	280
Impairment of securities	-	123
Gain on sale of investment securities available-for-sale	(33)	-
Loss on sale of other assets	62	171
Gain from acquisition	(18,733)	-
Valuation adjustment on other real estate owned	484	125
Deferred loan origination fees	40	10
Amortization of intangible assets	65	81
Allocation of shares to the ESOP	46	46
Stock option expense	24	26
Vesting of shares issued for the RRP	90	90
Increase in accrued interest receivable	(1,069)	(28)
Decrease in other assets	12,632	(28)
Decrease in other liabilities	1,534	(1,270)
Net cash provided by operating activities	8,492	729

Cash flows from investing activities:
Net increase in loans made to customers	(227,193)	(8,527)
Proceeds from the sale of investment securities	9,389	-
Proceeds from the sale of premises and equipment	-	6
Proceeds from the sale of other real estate owned	611	782
Maturities and prepayments of investment securities, available-for-sale	6,115	4,782
Maturities and prepayments of investment securities, held-to-maturity	5,152	-
Purchases of investment securities, available-for-sale	(26,161)	(10,310)
Purchases of investment securities, held-to-maturity	(11,025)	-
Net cash received in acquisition	19,638	-
Purchases (sales) of FHLB stock	(2,248)	644
Purchases of premises and equipment	(259)	(83)
Net cash used in investment activities	(225,981)	(12,706)

Cash flows from financing activities:
Net increase in deposits	274,013	47,084
Dividends paid to common stockholders	(300)	(636)
Issuance of common stock	5,760	-
Issuance of preferred stock	8,280	-
Net increase (decrease) in borrowed money	30,574	(11,714)
Increase in advances from borrowers for insurance and taxes	139	135
Net cash provided by financing activities	318,466	34,869

Net increase in cash and cash equivalents	100,977	22,892
Cash and cash equivalents at beginning of year	53,180	10,057
Cash and cash equivalents at end of year	154,157	32,949

Supplemental non-cash investing activity:
Reclassification of loans to other real estate owned	$1,514	$781

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The consolidated balance sheet at December 31, 2009, was derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In management’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim financial statements as of and for the three-month periods ended March 31, 2010 and 2009 and have been included as required by Regulation S-X Rule 10-01.  The accompanying unaudited consolidated financial statements include the accounts of Citizens South Banking Corporation (the “Company”) and its wholly-owned subsidiary, Citizens South Bank (the “Bank”).  All significant intercompany transactions have been eliminated in consolidation.  Certain amounts reported in prior periods have been reclassified to conform to the current presentation.  Such reclassifications had no effect on total assets, net income, or stockholders’ equity as previously reported.  Results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2010.

Note 2 - Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In June 2009, the FASB issued an update to ASC 860, “Accounting for Transfers of Financial Assets ”, which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. This update is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The adoption of the new practices did not have an effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued an update to ASC 810, “Consolidation”, which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPE’s, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. This update for consolidations is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly- consolidated Variable Interest Entities). The adoption of the new practices did not have an effect on the Company’s financial position or results of operations.

In the first quarter of 2010, additional guidance was issued under FASB ASC 820, “Fair Value Measurements and Disclosures”, requiring disclosures of significant transfers in and out of Levels 1 and 2 fair value and the reasons for the transfers. Certain additional disclosures are now required in interim and annual periods to discuss the inputs and valuation techniques used to measure fair value. The adoption of the new accounting disclosures did not have a material effect on the Company’s financial position or results of operations.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to March 31, 2010. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

Note 3 – Acquisition of Bank of Hiawassee

On March 19, 2010, Citizens South Bank, the wholly-owned subsidiary of Citizens South Banking Corporation, entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Bank of Hiawassee, to acquire substantially all of the assets and assume substantially all of the liabilities of Bank of Hiawassee. The Bank of Hiawassee was a Georgia state-chartered bank headquartered in Hiawassee, Georgia, and operated five full-service offices in the North Georgia area.

The loans acquired in this transaction, also referred to as “covered loans,” are covered by loss-share agreements between the FDIC and Citizens South Bank which afford Citizens South Bank significant protection against future loan losses.  Under these loss-share agreements, the FDIC will cover 80% of loan losses up to $102 million and 95% of loan losses that exceed $102 million.  The term of the loss-share agreements is ten years for residential real estate loans and five years for all other loans. The Bank recorded an estimated receivable from the FDIC in the amount of $36.3 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.  New loans made after the acquisition date are not covered by the FDIC loss-share agreements.

Citizens South Bank received a $33.0 million discount on the assets acquired and paid a $2.5 million, or 1%, deposit premium, resulting in net proceeds of $30.5 million to Citizens South Bank funded by the FDIC.   Also, as a part of this acquisition, the Company recorded a $1.6 million core deposit intangible that will be amortized over an eight-year period under the accelerated method.  After applying purchase accounting adjustments to the acquired assets and liabilities, the Company recognized an $18.7 million pre-tax gain from the acquisition which is included as a component of noninterest income.  The fair value estimates and the resulting gain should be considered preliminary, as GAAP allows for adjustments for a period of one year as relevant information becomes available regarding the estimated fair value on the date of acquisition.

The operating results of Citizens South Banking Corporation for the period ended March 31, 2010, include the results of the acquired assets and assumed liabilities for the 12 days after the March 19, 2010, acquisition date.

The following is a summary of the primary assets acquired and the liabilities assumed in this transaction:

•	$285.8 million of total assets at book value, which were increased by $57.6 million to $343.3 million after applying purchase accounting fair market adjustments;
•	$229.9 million of total loans at book value, which were decreased by $46.7 million to $183.2 million after applying purchase accounting fair market adjustments;
•	$291.4 million of total deposits at book value, which were increased by $768,000 to $292.2 million after applying purchase accounting fair market adjustments;
•	$30.0 million of total borrowings at book value, which were increased by $1.6 million to $31.6 million after applying purchase accounting fair market adjustments.

Note 4 – Issuance of Common and Preferred Stock

The Company entered into a Securities Purchase Agreement, as amended, effective as of March 17, 2010 (the “Purchase Agreement”), with accredited investors (collectively, the “Investors”), pursuant to which the Company raised, in the aggregate, approximately $15 million through direct sales to such Investors of equity securities of the Company (the “Private Placement”). The Private Placement was completed on March 17, 2010.

Under the terms of the Purchase Agreement, the Investors purchased, in the aggregate, 1,490,400 shares of the Company’s common stock at a purchase price of $4.50 per share and 8,280 shares of a newly authorized series of the Company’s preferred stock, designated as Mandatorily Convertible Cumulative, Non-Voting Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) at a purchase price and liquidation preference of $1,000 per share. After the receipt of certain approvals, as described in more detail below, each share of the Series B Preferred Stock will automatically convert into the Company’s common stock at an initial conversion price of $4.50 per share of common stock, subject to customary anti-dilution adjustments.

The Company entered into a Registration Rights Agreement, effective on March 17, 2010, with each of the Investors. Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission to register for resale both the Series B Preferred Stock and the Common Stock to be issued upon conversion of the Series B Preferred Stock, within 60 days after the closing of the Private Placement, and to use commercially reasonable efforts to cause such registration statement to be declared effective within 90 days of closing (or 135 days in the event of an SEC review). Failure to meet these deadlines and certain other events may result in the Company’s payment to the Investors of liquidated damages in the amount of 0.5% of the purchase price per month.

Note 5 – Earnings per Common Share

The Company is required to report both basic and diluted earnings per common share (“EPS”).  Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income available to common stockholders by the sum of the weighted average number of common shares outstanding for the period and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options.  In determining the number of shares of potential common stock, the treasury stock method was applied.  The treasury method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

The following is a summary of the diluted earnings per share calculation for the three and nine months ended March 31, 2010 and 2009:

	Three Months
	Ended March 31,
	2010	2009
	(dollars in thousands, except per share amounts)

Net income available to common stockholders	$10,040	$203

Shares used in the computation of EPS:
Weighted avg. number of shares outstanding	7,786,819	7,392,742
Incremental shares from assumed exercise
of stock options and restricted stock	-	-
Weighted average number of shares
outstanding - diluted	7,786,819	7,392,742

Diluted EPS	$1.29	$0.03

For the three-month periods ended March 31, 2010 and 2009, options to purchase 797,829 shares and 958,118 shares, respectively, were excluded from the calculation of diluted earnings per share because the option exercise price exceeded the average closing price of the associated shares of common stock during the respective periods.

Note 6 – Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and other comprehensive income. The Company’s other comprehensive income and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments. Information concerning the Company’s other comprehensive income for the three-month periods ended March 31, 2010 and 2009 is as follows:

	Three Months
	Ended March 31,
	2010	2009
	(Dollars in thousands)

Net income available to common stockholders	$10,040	$203

Other comprehensive income:
Items of other comprehensive income, before tax
Unrealized gains arising during period	253	348
Reclassification for realized gains included in net income	(33)	-
Other comprehensive income, before tax	220	348
Tax (expense) benefit	(92)	(134)
Other comprehensive income	128	214

Total comprehensive income	$10,168	$417

Note 7 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair values of investment securities as of March 31, 2010 and December 31, 2009, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(Dollars in thousands)
March 31, 2010
Available for sale:
U.S. Government Agency obligations	$11,149	$42	$-	$11,191
Municipal bonds	20,088	101	273	19,916
Mortgage-backed securities	27,916	289	2	28,203
Other securities	3,366	104	519	2,951
Subtotal	62,519	536	794	62,261

Held to maturity:
U.S. Government Agency obligations	30,969	148	21	31,096
Mortgage-backed securities	6,931	226	-	7,157
Subtotal	37,900	374	21	38,253
Total at March 31, 2010	$100,419	$910	$815	$100,514

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(Dollars in thousands)
December 31, 2009
Available for sale:
U.S. agency obligations	$9,000	$32	$13	$9,019
Municipal bonds	20,118	98	345	19,871
Mortgage-backed securities	19,258	216	115	19,359
Other securities	3,098	141	498	2,741
Subtotal	51,474	487	971	50,990

Held to Maturity:
U.S. agency obligations	26,464	84	305	26,243
Mortgage-backed securities	5,916	117	-	6,033
Subtotal	32,380	201	305	32,276
Total at December 31, 2009	$83,854	$688	$1,276	$83,266

Note 8 - Loans

As referenced in Note 3 of this report, the Company acquired $183.2 million of loans, net of fair value adjustments of $46.7 million, in the acquisition of the Bank of Hiawassee.  The acquired loans are covered by loss share agreements between the FDIC and Citizens South Bank which affords Citizens South Bank significant protection against future loan losses.  Under the loss share agreements, the FDIC will cover 80% of loan losses up to $102 million and 95% of loan losses that exceed $102 million.  The Bank recorded an estimated receivable from the FDIC in the amount of $36.3 million, which represents the FDIC’s estimated portion of the expected future loan losses.

For the three-month period ended March 31, 2010, total loans increased by $177.4 million, or 29.1%, to $787.6 million.  These loans are comprised of $606.5 million of non-covered loans and $181.2 million of loans covered by the FDIC loss-share programs.  The following is a summary of non-covered loans outstanding by category at the periods presented:

	March 31, 2010	December 31, 2009
(Dollars in thousands)

Non-covered loans:
One-to-four family residential	$92,023	$90,666
Multi-family residential	25,378	25,577
Construction	21,516	22,325
Nonresidential real estate	312,282	315,563
Commercial business	37,523	38,442
Consumer	117,470	117,473
Gross non-covered loans	606,192	610,046
Less:
Deferred loan fees, net and other items	(301)	(155)
Net non-covered loans	$606,493	$610,201

The following is a summary of non-covered construction loans outstanding at the respective dates:

	March 31, 2010	December 31, 2009
Construction loans:	(Dollars in thousands)
One-to-four family residential owner-occupied	$890	$1,109
One-to-four family residential speculative	8,979	10,911
Commercial construction	11,647	10,305
Total construction loans	$21,516	$22,325

The following is a summary of non-covered commercial real estate loans at the periods presented:

	March 31, 2010	December 31, 2009
Commercial real estate loans:	(Dollars in thousands)
Residential acquisition and development	$34,321	$35,694
Commercial land	42,482	40,191
Other commercial real estate	235,479	239,678
Total commercial real estate loans	$312,282	$315,563

Note 9 - Allowance for Loan Losses and Nonperforming Assets

The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses.  This methodology is set forth in a formal policy and considers all non-covered loans in the portfolio.  Loans totaling $181.2 million that are covered under the FDIC loss-share agreements are not included in the Company’s evaluation of the adequacy of loan loss allowances since potential losses are covered up to at least 80% by the FDIC.  These covered loans were recorded at their estimated fair value at the time of the acquisition, resulting in a discount of $46.7 million, or 20.3%, of their contractual balance at the time of the acquisition.   Specific allowances are established for certain individual non-covered loans that management considers impaired.  The remainder of the portfolio of non-covered loans is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of March 31, 2010, the allowance for loan losses was $9.2 million, or 1.52% of total non-covered loans.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining non-covered loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  A reconciliation of the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Balance – Beginning of period	$9,189	$8,026
Add: Provision for loan losses	3,050	900
Loan recoveries	50	141
Less: Loan charge-offs	3,059	337
Balance – End of period	$9,230	$8,730

The Company evaluates impairment of its non-covered residential mortgage and consumer loans on a collective basis, while non-covered commercial and construction loans are evaluated individually for impairment.  The Company identifies a non-covered loan as impaired when it is probable that principal and interest will not be collected according to the contractual terms of the loan agreement.  At March 31, 2010, management determined that non-covered impaired loans totaled $18.7 million.  Such loans had valuation allowances totaling $1.7 million.  At December 31, 2009, management determined that non-covered impaired loans totaled $17.6 million.  These loans had valuation allowances totaling $2.4 million.

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Nonaccrual loans – non-covered	$13,716	$8,135
Nonaccrual loans – covered by FDIC loss share	18,148	-
Accruing non-covered loans past due 90 days or more	19	3,855
Total nonperforming loans	31,883	11,990
Other real estate owned – non-covered	6,462	5,067
Other real estate owned – covered by FDIC loss share	933	-
Total nonperforming assets	$39,278	$17,057

The following is a summary of nonperforming non-covered loans at the periods presented:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)

One-to-four residential permanent	$1,618	$898

Construction loans:
One-to-four family residential owner-occupied	-	-
One-to-four family residential speculative	443	1,048
Commercial	-	-

Commercial real estate:
Residential acquisition and development	2,890	3,419
Commercial land	6,148	3,640
Other commercial real estate	1,422	1,841

Commercial business	131	140
Consumer	1,083	1,004
Total non-covered nonperforming loans	$13,735	$11,990

Note 10 – Commitments to Extend Credit

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

Commitments to extend credit that include both fixed and variable rates are as follows:

	March 31, 2010	December 31, 2009
Loan commitments	(Dollars in thousands)
Residential mortgage loans	$14,082	$12,560
Non-residential mortgage loans	7,810	13,656
Commercial loans	1,523	1,435
Consumer loans	1,718	849
Total loan commitments	$25,133	$28,500
Unused lines of credit
Commercial	$14,046	$18,448
Consumer	82,420	75,261
Total unused lines of credit	$96,466	$93,709

Note 11 – Fair Value Measurement

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

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned –Other real estate owned are adjusted to fair value upon transfer of the loans to other real estate owned. Subsequently, these assets are carried at the lower of carrying value or fair value.  Fair value is based upon a current appraised value or other management estimate.  These assets are recorded as nonrecurring Level 3.

Assets Recorded at Fair Value on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
31-Mar-10
Investment securities, available-for-sale	$-	$60,121	$1,787	$61,908
Investment securities, held-to-maturity	-	38,253	-	38,253
Investment securities, rabbi trusts	-	890	-	890

31-Dec-09
Investment securities, available-for-sale	$-	$48,049	$2,941	$50,990
Investment securities, held-to-maturity	-	32,276	-	32,276
Investment securities, rabbi trusts	-	990	-	990

Assets Recorded at Fair Value on a Nonrecurring Basis:

31-Mar-10
Impaired loans	$-	$-	$18,703	$18,703
Other real estate owned	-	-	7,395	7,395

31-Dec-09
Impaired loans	$-	$-	$20,678	$20,678
Other real estate owned	-	-	5,067	5,067

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

The estimated fair values of financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$11,888	$11,888	$8,925	$8,925
Interest-earning bank balances	142,269	142,269	44,255	44,255
Investment securities	100,161	100,514	83,370	83,266
Loans	787,643	790,235	610,201	596,371

Financial liabilities:
Deposits	884,127	881,369	609,345	610,787
Repurchase agreements	9,489	9,489	8,970	8,970
Borrowed money	129,267	121,737	97,629	93,039

Note 13 – Subsequent Events

On April 19, 2010 the Board of Directors of the Company approved and declared a regular cash dividend of four cents ($0.04) per share of common stock to stockholders of record as of May 1, 2010, payable on May 15, 2010. The Company has paid cash dividends in each of the 48 quarters since the Company’s conversion to public ownership.

ITEM 1A.  Risk Factors

In addition to those risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, we add the following risk factors.

The March 19, 2010 assumption of substantially all of the liabilities and acquisition of substantially all of the assets of Bank of Hiawassee could adversely affect our financial results and condition if we fail to integrate its operations properly.

The acquisition of Bank of Hiawassee will require the integration of the systems, policies, procedures, and business philosophies of Citizens South Bank and Bank of Hiawassee.  The integration process may result in the loss of key employees, the disruption of ongoing businesses and the loss of customers and their business and deposits. It may also divert management attention and resources from other operations and limit our ability to pursue other acquisitions. There is no assurance that we will realize financial benefits from this acquisition.

The $18.7 million pre-tax gain we recorded upon the acquisition of Bank of Hiawassee is a preliminary amount and could be retroactively decreased.

We accounted for the Bank of Hiawassee acquisition under the purchase method of accounting, recording the acquired assets and liabilities of Bank of Hiawassee at fair value based on preliminary purchase accounting adjustments.  Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving a significant amount of judgment regarding estimates and assumptions.  Based on the preliminary adjustments made, the fair value of the assets we acquired exceeded the fair value of the liabilities assumed which resulted in an $18.7 million pre-tax gain for our company.  Under purchase accounting, we have until one year after the acquisition to finalize the fair value adjustments, meaning that until then we could materially adjust the preliminary fair value estimates of Hiawassee’s assets and liabilities based on new or updated information.  Such adjustments could reduce or eliminate the extent by which the assets acquired exceeded the liabilities assumed and would result in a retroactive decrease to the gain that we recorded as of the acquisition date.

We may incur loan losses related to Bank of Hiawassee that are materially greater than we originally projected.

Bank of Hiawassee had a significant amount of deteriorating and nonperforming loans that ultimately led to the closure of the bank.  When we placed our bid with the FDIC to assume the assets and liabilities of Bank of Hiawassee, we estimated an amount of future loan losses that we believed would occur and factored those expected losses into our bid amount.  Estimating loan losses on an entire portfolio of loans is a difficult process that is dependent on a significant amount of judgment and estimates, especially for loan portfolios like Hiawassee’s with a high concentration of deteriorating and nonperforming loans.  If we underestimated the extent of those losses, it will negatively impact us.  Within a one year period, if we discover that we materially understated the loan losses inherent in the loan portfolio as of the acquisition date, it will retroactively reduce or eliminate the $18.7 million gain discussed above.  Beyond the one year period, or if we determine that losses arose after the acquisition date, the additional losses will be reflected as provisions for loan losses.

We may experience difficulties in integrating the operations of Bank of Hiawassee, which may negatively impact our business and earnings.

The acquisition of the assets of Bank of Hiawassee involves the integration of Citizens South Bank and Bank of Hiawassee, which have previously operated independently. The successful integration of operations of Citizens South Bank and Bank of Hiawassee depends primarily upon our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. No assurance can be given that we will be able to integrate the banking operations without encountering difficulties, including, without limitation, the loss of key employees and customers, the disruption of ongoing business or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings and revenue enhancements are projected to come from various areas that our management has identified through the integration planning process. The elimination and consolidation of duplicate tasks at these banks are projected to result in annual cost savings. If we experience difficulty with the integration, we may not achieve all the economic benefits we expect to result from the acquisition, and this may hurt our business and earnings. In addition, we may experience greater than expected costs or difficulties relating to the integration of the business of Bank of Hiawassee and may not realize expected cost savings from the acquisition within the anticipated time frames.

We may have difficulty integrating and retaining the deposits of Bank of Hiawassee.

We may experience some attrition of former customers of Bank of Hiawassee following the FDIC receivership. Withdrawal of a material dollar amount of such deposits could adversely impact our liquidity, profitability, business prospects, results of operations and cash flows. Any difficulties we may experience in integrating the operations of Citizens South Bank and Bank of Hiawassee may also affect our retention of deposit accounts and former customers of Bank of Hiawassee.

We may experience difficulty in managing the loan portfolio acquired from Bank of Hiawassee within the limits of the loss protection provided by the FDIC.

In connection with the Bank of Hiawassee acquisition, Citizens South Bank entered into a loss-sharing agreement with the FDIC that covered approximately $232.6 million of Bank of Hiawassee’s assets. Citizens South Bank will share in the losses, which begin with the first dollar of loss incurred, of the assets covered by the loss-sharing agreement, which include single-family residential mortgage loans and commercial loans (“covered loans”). Pursuant to the terms of the loss-sharing agreement, the FDIC is obligated to reimburse Citizens South Bank 80% of eligible losses of up to $102 million with respect to covered loans. The FDIC will reimburse Citizens South Bank for 95% of eligible losses in excess of $102 million with respect to covered loans. Citizens South Bank has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered loans.

On May 15, 2020, Citizens South Bank is required to pay to the FDIC 50% of the excess, if any, of (i) $20.4 million over (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the cumulative shared-loss payments paid by the FDIC plus (C) the cumulative servicing amount if net losses on covered loans subject to the stated threshold are not reached. Although we have substantial expertise in asset resolution, we cannot guarantee that we will be able to adequately manage the loan portfolio within the limits of the loss protection provided by the FDIC.

We may engage in additional FDIC-assisted transactions, which could present additional risks to our business.

 We may have opportunities to acquire the assets and liabilities of additional failed banks in FDIC-assisted transactions. We will be subject to many of the same risks as we are with respect to our acquisition of Bank of Hiawassee, in addition to the risks we would face in acquiring another bank in a negotiated transaction. In addition, because FDIC-assisted transactions are structured in a manner that do not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

Recently enacted legislation and our participation in the TARP Capital Purchase Program may increase costs and limit our ability to pursue business opportunities.

The Emergency Economic Stabilization Act of 2008 (the “EESA”), as augmented by the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), was intended to stabilize and provide liquidity to the U.S. financial markets. The programs established or to be established under the EESA and the Troubled Asset Relief Program (“TARP Capital Purchase Program”) may result in increased regulation of the industry in general and/or TARP Capital Purchase Program participants in particular. Compliance with such regulations may increase the Company’s costs and limit its ability to pursue business opportunities.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
                Forward Looking Statements

This report contains certain forward-looking statements that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control.  These forward-looking statements are based on assumptions with respect to future business strategies and decisions that are subject to change based on changes in the economic and competitive environment in which we operate.  Forward-looking statements speak only as of the date they are made and the Company is under no duty to update these forward-looking statements or to reflect the occurrence of unanticipated events.  A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.   Factors that could cause such a difference include, but are not limited to, the timing and amount of revenues that may be recognized by the Company, changes in local or national economic trends, increased competition among depository and financial institutions, continuation of current revenue and expense trends (including trends affecting chargeoffs and provisions for loan losses), changes in interest rates, changes in the shape of the yield curve, changes in the level of non-performing assets and charge-offs, changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, the level of future deposit premium assessments, our ability to raise capital to fund our growth plans or operations, the impact of the current governmental effort to restructure the U.S. financial and regulatory system, the quality and composition of the Company’s investment portfolio our ability to integrate the operations of Bank of Hiawassee, our fair value estimates and resulting gain on the acquisition of Bank of Hiawassee and adverse legal, regulatory or accounting changes. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on these statements.    Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and Current Reports on Form 8-K.

Executive Summary

Citizens South Banking Corporation is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank").  The Company’s principal business activities are overseeing and directing the business of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The shares of common stock of the Company trade on the Nasdaq Global Market under the ticker symbol “CSBC.”  Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina.  The Bank’s principal business activity is offering FDIC-insured deposits to local customers through its 21 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities.  The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  Noninterest income includes fee income generated from deposit and loan accounts, mortgage banking fees, increases in the cash value of bank-owned life insurance policies, net gains (losses) from the sale of assets and other noninterest income items.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, amortization of intangible assets, FDIC deposit insurance premiums and other noninterest expenses.  Results of operations are also significantly affected by local economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

The following discussion is provided to assist in understanding and evaluating the Company’s results of operations and financial condition and is designed to provide a general overview of the Company’s performance for the three-month periods ended March 31, 2010 and 2009.  Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the consolidated financial statements and related notes.  Financial highlights for the comparable periods are presented in the following table.

Financial Highlights (unaudited)	At and For the	At and For the
(Dollars in thousands, except per share data)	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009	% Change

Summary Income Statement:
Interest income - taxable equivalent	$9,167	$9,829	-6.74%
Interest expense	3,393	4,702	-27.84%
Net interest income - taxable equivalent	5,774	5,127	12.62%
Less: Taxable-equivalent adjustment	98	144	-31.94%
Net interest income	5,676	4,983	13.91%
Provision for loan losses	3,050	900	238.89%
Net interest income after loan loss provision	2,626	4,083	-35.68%
Noninterest income	20,228	1,249	1519.54%
Noninterest expense	6,356	4,937	28.74%
Net income (loss) before income taxes	16,498	395	4076.71%
Income tax expense (benefit)	6,201	(61)	-10265.57%
Net income (loss)	10,297	456	2158.11%
Dividends on preferred stock	257	253	1.58%
Net income available to common stockholders	$10,040	$203	4845.81%

Per Common Share Data:
Net income:
Basic	$1.29	$0.03	4595.51%
Diluted	1.29	0.03	4595.51%

Weighted average shares:
Basic	7,786,819	7,392,742	5.33%
Diluted	7,786,819	7,392,742	5.33%
End of period shares outstanding	9,125,942	7,515,957	21.42%

Cash dividends declared	$0.040	$0.085	-52.94%
Book value	7.39	11.19	-33.96%
Tangible book value	7.16	7.14	0.28%

End of Period Balances:
Total assets	$1,132,652	$851,390	33.04%
Loans, net of deferred fees	787,643	635,008	24.04%
Investment securities	100,161	114,933	-12.85%
Interest-earning assets	987,669	765,747	28.98%
Deposits	884,127	628,571	40.66%
Stockholders' equity	96,390	104,663	-7.90%

Financial Highlights (unaudited)	At and For the	At and For the
(Dollars in thousands, except per share data)	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009	% Change

Average Balances:
Total assets	$873,418	$829,319	5.32%
Loans, net of deferred fees	599,826	626,722	-4.29%
Investment securities	89,020	120,830	-26.33%
Interest-earning assets	732,124	740,404	-1.12%
Deposits	614,007	593,166	3.51%
Stockholders' equity	78,292	104,884	-25.35%

Financial Performance Ratios:
Return on average assets	4.66%	0.10%	4560.00%
Return on avg common equity	73.21%	0.98%	7370.41%
Noninterest income to average assets	0.67%	0.60%	10.61%
Noninterest expense to average assets	2.91%	2.38%	22.24%
Efficiency ratio	77.35%	79.22%	-2.36%

Net Interest Spread / Margin:
Yield on earning assets	5.02%	5.38%	-6.69%
Cost of funds	2.01%	2.90%	-30.69%
Interest rate spread	3.01%	2.48%	21.37%
Net interest margin - tax equivalent	3.20%	2.81%	13.88%

Credit Quality Data:
Past due loans - non-covered (30+ days or more)	$18,851	$17,105	10.21%
Past due non-covered loans to total non-covered loans	3.11%	2.69%	15.39%

Past due loans - covered (30+ days or more)	$27,965	$-	NA
Past due covered loans to total covered loans	15.44%	0.00%	NA

Allowance for loan losses - beginning of period	$9,189	$8,026	14.49%
Add: Provision for loan losses	3,050	900	238.89%
Less: Net charge-offs (NCO's)	3,009	196	1435.20%
Allowance for loan losses - end of period	9,230	8,730	5.73%

ALLL to total non-covered loans	1.52%	1.37%	10.70%
Net charge-offs to avg loans (annual)	1.98%	0.13%	1485.28%
Non-covered NPL's to non-covered loans	2.26%	0.99%	129.47%
Non-covered NPA's to total assets	1.78%	0.93%	91.23%
Non-covered NPA's to non-covered loans & OREO	3.30%	1.25%	164.25%

Nonperforming Assets (NPA's):
Nonperforming loans:
Non-covered loans:
Residential	1,618	700	131.14%
Construction	443	1,609	-72.47%
Acquisition and development	2,890	379	662.53%
Commercial land	6,148	653	841.50%
Other commercial real estate	1,422	1,481	-3.98%
Commercial business	131	20	555.00%
Consumer	1,083	1,425	-24.00%
Total non-covered nonperforming loans	13,735	6,267	119.16%
FDIC-covered nonperforming loans	18,148	-	NA
Other real estate owned - non-covered	6,462	1,672	286.48%
Other real estate owned - covered by FDIC loss share	933	-	NA
Nonperforming assets	39,278	7,939	394.75%

Capital Ratios:
Tangible common equity	5.78%	6.54%	-11.62%
Total Risk-Based Capital (Bank only)	15.53%	13.07%	18.82%
Tier 1 Risk-Based Capital (Bank only)	14.47%	12.05%	20.08%
Tier 1 Total Capital (Bank only)	9.18%	10.09%	-9.02%

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

Allowance for Loan Losses.  The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses inherent in the Bank’s non-covered loan portfolio at the measurement date. Management’s determination of the adequacy of the allowance is based on quarterly evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective, as it requires an estimate of the loss for each type of loan and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of the collateral. Management has established a systematic method for periodically evaluating the credit quality of the loan portfolio in order to establish an allowance for loan losses.  The methodology is set forth in a formal policy and includes a review of all loans in the portfolio on which full collectability may or may not be reasonably assured.  The loan review considers among other matters, the estimated fair value of the collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Specific allowances are established for certain individual loans that management considers impaired.  The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis.  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral.  We increase our allowance for loan losses by charging provisions for loan losses against our current period income.  Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectability.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Other-Than-Temporary Impairment of Securities.  On at least a quarterly basis management reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment.  Effective March 31, 2010, management evaluated the Company’s investment portfolio and determined that all other unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future.  The Company has the ability to hold these investments to maturity if necessary in order to recover any temporary losses that may presently exist.  As a result, management did not consider any unrealized losses as “other-than-temporary” as of March 31, 2010.

Effective March 31, 2009, management determined that a $123,000 impairment on two equity investments was other-than-temporary.  The first equity investment was determined to have a $71,000 impairment on the Company’s $161,000 of common stock in its correspondent bank.   Management determined that the impairment was other-than-temporary because the correspondent bank was under a regulatory directive to raise additional capital due to credit losses in its loan portfolio.   The other equity investment was determined to have a $52,000 impairment on the Company’s $144,000 of common stock in a closely held trust company.  Management determined that the impairment was other-than-temporary due to declining asset balances under management and lack of growth in new customers.  In accordance with SFAS No. 157, “Fair Value Measurements,” the Company used valuation techniques that are appropriate and consistently applied.  A fair value hierarchy is used to prioritize valuation inputs into the following three levels to determine fair value:

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

Effective March 31, 2009, management evaluated the Company’s investment portfolio and determined that all other unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future.  At March 31, 2009, the Company had the ability to hold these investments to maturity if necessary in order to recover any temporary losses that then existed.  As a result, management did not consider any additional unrealized losses as “other-than-temporary” as of March 31, 2009.

Fair Value of Acquired Loans.  The initial fair value of loans acquired in the March 19, 2010, FDIC-assisted acquisition of Bank of Hiawassee and the related FDIC loss-share receivable involve a high degree of judgment and complexity.  The carrying value of the acquired loans and the FDIC receivable reflect management’s best estimate based on information available at the time of the acquisition.  The amount we actually receive on these loans could differ materially from the carrying value reflected in the financial statements based upon the timing and collections on the acquired loans in the future.

Comparison of Financial Condition

Assets.  Total assets of the Company increased by $341.1 million, or 43.1%, from $791.5 million at December 31, 2009, to $1.1 billion at March 31, 2010.  This increase was primarily due to the acquisition of Bank of Hiawassee on March 19, 2010, which included $343.3 million in total assets at fair value as described in further detail in Note 3 of this report.

Total cash and cash equivalents, which include cash and due from banks, interest-earning bank balances and federal funds sold, increased by $100.2 million from $53.2 million at December 31, 2009, to $154.2 million at March 31, 2010. This increase in cash and cash equivalents was primarily attributable to the $66.4 million paid by the FDIC to the Company as a part of the acquisition of the Bank of Hiawassee.  This payment by the FDIC represented the $35.3 million difference between the assets acquired and liabilities assumed and the Company’s $31.1 million negative bid, net of a 1% deposit premium paid, for the acquisition of Bank of Hiawassee.  In addition, the Company sold $15 million of common and preferred stock during the quarter and acquired $28.7 million in cash from Bank of Hiawassee.  This excess liquidity was being held in the Company’s account with the Federal Reserve Bank.  Management expects that a large portion of these low-yielding deposits will be invested in higher-yielding loans and investments over the next several quarters.

During the three-month period ended March 31, 2010, loans receivable increased by $177.4 million, or 29.1%, to $787.6 million.  This increase in loans was due to the acquisition of Bank of Hiawassee that included $181.2 million of loans at March 31, 2010.  Excluding the loans acquired in the Bank of Hiawassee transaction, the Company’s total loans decreased by $3.8 million.  This decrease was primarily due to reduced loan demand in the Company’s primary lending area and management’s efforts to reduce exposures in its residential construction and acquisition and development portfolios.  As a result of these efforts, speculative residential construction loans decreased by $1.9 million, or 17.7%, and acquisition and development loans decreased by $1.4 million, or 3.8%, during the three month period ended March 31, 2010.  The Company remains focused on originating owner-occupied commercial real estate loans, commercial small business loans and consumer loans to qualified borrowers.

A majority of the Company’s loans are to borrowers that are located in the Charlotte region.  While the economy in the Charlotte region has generally outperformed most other large metropolitan areas of the country during the ongoing economic slowdown, the economy in the Charlotte region remains slow in 2010.  As a result, the Company’s loan production slowed to $24.3 million during the first three months of 2010 as compared to $26.1 million during the first three months of 2009.  The Company’s expansion into the North Georgia market will allow us to geographically diversify our loan portfolio.  Although the North Georgia market has sustained a significant decrease in real estate values over the past two years, management believes that when economic conditions normalize, this new market will be able to provide additional loan growth for the Company’s loan portfolio. While continued slowdowns in the local economies that we serve would have a negative impact on the Company’s ability to generate loan growth, management will seek to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even if the local economies continues to slow.

During the three-month period ended March 31, 2010, investment securities increased by $16.8 million, or 20.1%, to $100.2 million.  The increase was due to the acquisition of Bank of Hiawassee which added $22.3 million of investment securities.  These securities primarily consist of U.S. Government agency bonds, U.S. Government issued mortgage-backed securities and municipal bonds, which are comparable to the other types of investment securities that are in the Company’s investment portfolio.  During the three month period ended March 31, 2010, the Company sold $9.4 million of investment securities and experienced normal maturities and principal amortization of $11.3 million.  Also, during the three-month period, the Company purchased $14.9 million of investments securities, excluding the $22.3 million acquired from Bank of Hiawassee.  The sales of investment securities during the period were primarily due to a restructuring of the investment portfolio in an effort to reduce potential interest rate risk in a rising interest rate environment.  Management expects the investment portfolio to increase as a percentage of total assets over the next 12 months as the Bank’s excess liquidity is invested in higher-yielding assets.

Other real estate owned, which includes all properties acquired by the Company through foreclosure, totaled $7.4 million at March 31, 2010, compared to $5.1 million at December 31, 2009.   At March 31, 2010, other real estate owned consisted of 27 one-to-four family residential dwellings, 38 residential lots and parcels of commercial land, and four commercial office buildings.  Included in the $7.4 million balance of other real estate owned at March 31, 2010, was $933,000 of other real estate owned that is covered by FDIC loss-share agreements.  During the first three months of 2010, the Company foreclosed on 18 properties totaling $3.5 million. Also, during the same period, the Company sold five foreclosed properties with a book balance of $611,000 and reduced the book value of 23 additional properties by $484,000 due to a drop in real estate prices for comparable properties.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition and are located in the Bank’s primary lending area.  Management will continue to aggressively market foreclosed properties for a timely disposition.

During the three-month period ended March 31, 2010, premises and equipment remained flat at $15.4 million.  During the first quarter of 2010, the Company recognized normal depreciation of $260,000 on its premises and equipment.  This depreciation was largely offset by the purchase of furniture and equipment for the Company’s new full-service leased office in Indian Trail, North Carolina.  This new office replaced the previous leased full-service office in Stallings, North Carolina.  As part of the acquisition of Bank of Hiawassee, the Company has a 90-day option from the acquisition date to purchase the acquired bank’s existing four full-service offices and its operations center along with the existing premises and equipment which had a book balance of $10.8 million at the time of the acquisition.  The Company and the FDIC are in the process of determining the fair market value of the property.  After the fair market value of the premises and equipment has been determined, management will make a decision on which properties to purchase from the FDIC.

Liabilities. Total liabilities increased by $317.1 million, or 44.1%, from $719.2 million at December 31, 2009, to $1.1 billion at March 31, 2010.  This increase was primarily due to the acquisition of Bank of Hiawassee that added total liabilities of $313.8 at acquisition date.

During the first three months of 2010, total deposits increased by $274.8 million, or 45.1%, to $884.1 million at March 31, 2010. This increase in deposits was primarily fueled by the $274.0 million in deposits assumed by Bank of Hiawassee during the first quarter of 2010.  Total core deposits increased by $12.9 million, or 4.5%, excluding the deposits assumed in the Bank of Hiawassee transaction. This core deposit growth, separate from the acquisition, included an $8.8 million increase in demand deposits, a $3.7 million increase in money market accounts, and a

$445,000 increase in savings accounts.   We believe our core deposit growth was partly due to a flight to safety as funds moved from weaker financial institutions and brokerage accounts as well as a continued emphasis on increasing the Company’s number of retail and business customers through employee incentive plans and enhanced treasury service products.  The growth in core deposits was partly offset by a $12.1 million, or 3.8%, decrease in time deposits during the three-month period.  This decrease was partly due to some above-market pricing by some local competitors.  The Company will continue to actively market the Company’s deposit products at pricing points that management believes to be profitable. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market.   While the Company does not actively solicit or obtain brokered deposits, this is an alternative funding source that may be used from time to time for additional loan growth or liquidity needs. At March 31, 2010, brokered deposits totaled $2.4 million, which was primarily due to brokered deposits assumed in the Bank of Hiawassee.  These assumed brokered deposits were closed on April 1, 2010.

During the first quarter of 2010 borrowed money increased by $32.2 million, or 30.2%, to $138.8 million at March 31, 2010.  This increase was primarily due to $31.6 million of Federal Home Loan Bank (“FHLB”) advances that were assumed in the Bank of Hiawassee acquisition.  Management plans to use excess liquidity to repay these FHLB advances as they mature.  From time to time additional borrowed money may be used to fund additional loan growth, or to purchase investment securities.

Stockholders’ Equity.  Total stockholders’ equity increased by $24.0 million, or 33.2%, from $72.3 million at December 31, 2009, to $96.4 million at March 31, 2010.  This increase was primarily due to net income of $10.0 million during the first quarter of 2010, the issuance of $8.3 million of preferred stock and the issuance of $6.6 million of common stock.  These increases were partly offset by the payment of $300,000 in dividends on common stock.

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2008

General.  Net income available to common stockholders for the three months ended March 31, 2010, amounted to $10.0 million, or $1.29 per diluted share, as compared to net income of $203,000, or $0.03 per diluted share, for the three months ended March 31, 2009.  This increase was largely due to an $18.7 million pre-tax gain on the acquisition of Bank of Hiawassee, which resulted in an after-tax gain of $11.5 million for the first quarter of 2010.  Partly offsetting this gain was a $2.2 million increase in the loan loss provision arising as a result of a slowing local economy and $787,000 of expenses related to the acquisition and integration of the Bank of Hiawassee acquisition.  Also, the results of operations include the acquired assets and assumed liabilities of Bank of Hiawassee for the 12 days following the March 19, 2010, acquisition date.

Net interest income.  Net interest income increased by $692,000, or 13.9%, to $5.7 million for the first quarter of 2010 as compared to $5.0 million first quarter of 2009. The Company’s net interest margin increased by 39 basis points to 3.20% for the quarter ended March 31, 2010, compared to 2.61% for the quarter ended March 31, 2009.  This increase in the net interest margin was the result of the cost of funds falling at a faster rate than the yield on assets. On a linked-quarter basis, the Company’s net interest margin increased by eight basis points from 3.12% for the fourth quarter of 2009 to 3.20% for the first quarter of 2010.  While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, the Federal Reserve Board’s action to lower short-term interest rates by 200 basis points in the fourth quarter of 2008 had a more pronounced negative impact in the first three months following the decrease.  The short-term negative effects of this decrease in short-term interest rates have been mostly offset by time deposits that matured over the next 12 months and repriced at a lower cost to the Company.  As a result, the Company’s net interest margin has increased for four consecutive quarters.

Interest income decreased by $616,000, or 6.4%, to $9.0 million for the first quarter of 2010, primarily as a result of a 400 basis point decrease in short-term market interest rates during 2008.  With approximately 46% of the Company’s loan portfolio is scheduled to reprice on a monthly basis, the Company’s average yield on earning assets decreased by 36 basis points over the comparable periods to 5.02% for the quarter ended March 31, 2010. In addition to the lower yield on assets, average interest-earning assets decreased by $8.3 million, or 1.1%, to $732.1 million for the three months ended March 31, 2010. The decrease in average interest-earning assets was primarily the result of a $26.9 million, or 4.3%, decrease in average outstanding loans to $599.8 million for the first quarter of 2010.

Interest expense decreased by $1.3 million, or 27.8%, for the comparable periods to $3.4 million for the first quarter of 2010.  This decrease in interest expense was largely due to lower market interest rates, which resulted in an 89 basis point decrease in the average cost of funds to 2.01% for the quarter ended March 31, 2010.  In addition, the Company’s average interest-bearing liabilities decreased by $20.4 million, or 2.9%, to $672.4 million for the three months ended March 31, 2010. Average interest-bearing liabilities decreased primarily as a result of a $32.9 million decrease in average borrowings.

Provision for loan losses.  Due to the general weakness in the local economy and an increase in nonperforming assets, the Company increased its provision for loan losses to $3.1 million for the first quarter of 2010 compared to $900,000 for the first quarter of 2009.  As a result, the allowance for loan losses was $9.2 million, or 1.52% of total loans, as of March 31, 2010, compared to $8.7 million, or 1.37% of total loans, as of March 31, 2009.  While the Company’s credit quality continues to compare favorably with industry peers, the continued decline in local economic conditions has resulted in an upward trend in the Company’s loan delinquency ratios.   The Company’s ratio of nonperforming non-covered assets to total assets increased from 0.93% at March 31, 2009, to 1.78% at March 31, 2010. A substantial portion of the Company’s nonperforming non-covered loans at March 31, 2010, was secured by real estate located in the Company’s normal lending market.  Net chargeoffs of non-covered loans, annualized, totaled $3.0 million, or 1.98% of average non-covered loans, during the first quarter of 2010 compared to $196,000, or 0.13% of average non-covered loans, during the first quarter of 2009. Based on minor improvements in the local economy, management believes that its problem loans are manageable.  However, management expects that the Company will continue to experience larger than normal loan loss provisions for the remainder of 2010 and possibly beyond.

Noninterest income.  Noninterest income increased by $19.0 million to $20.2 million for the three months ended March 31, 2010, as compared to $1.2 million for the three months ended March 31, 2009. This increase was largely attributable to the $18.7 million gain on the acquisition of Bank of Hiawassee.  Noninterest income from other items increased by $247,000, or 19.8%.  During the comparable quarters the Company experienced a $42,000 increase in fees on deposits, a $63,000 increase in brokerage fee income, a $94,000 increase in other noninterest income and a $141,000 decrease in net losses on sale of assets.   The increase in the number of demand deposit customers over the past year contributed to the improvement in deposit fee income.  Brokerage fee income was higher largely due to fees generated from Bank of Hiawassee.  Other noninterest fee income increased primarily due to an increase in the fair value adjustment on deferred compensation assets, which is directly offset by a corresponding decrease in noninterest expense, resulting in no net impact on earnings.

During the first quarter of 2010 the Company sold 18 properties that were acquired through foreclosure at a net loss of $63,000 and $9.4 million in investment securities for a net gain of $35,000.  During the first quarter of 2009 the Company sold four residential properties that were acquired through foreclosure at net loss of $171,000.

These increases in noninterest income were partly offset by an $87,000 decrease in fee income on mortgage banking activities and a $15,000 decrease in other loan fees.  The decrease in fees from mortgage banking activity was largely due to reduced loan activity due to the sluggish economy.  The reduction in other loan fee income was largely due to reduced construction loan activity resulting from the economic slowdown that is expected to continue into the future.

Noninterest expense. Noninterest expense increased by $1.4 million, or 28.8%, to $6.4 million for the quarter ended March 31, 2010.  The primary reasons for this increase were $787,000 of expenses related to the acquisition and integration of Bank of Hiawassee, a $158,000 increase in FDIC deposit insurance premiums, a $359,000 increase in valuation adjustments on foreclosed properties, a $151,000 increase in compensation and benefits, and a $97,000 increase in other noninterest expenses.  The expenses related to the acquisition and integration of the Bank of Hiawassee transaction included professional fees, severance payments, and computer conversion expenses incurred as a result of the acquisition of Bank of Hiawassee. The increase in FDIC insurance premiums was due to the fact that the FDIC revised the formula for calculating deposit insurance premiums in an effort to replenish the deposit insurance fund, resulting in higher deposit insurance premiums for the Bank.  These deposit premium increases are expected to continue throughout the foreseeable future.  The FDIC may charge special assessments or make further adjustments in the formula used to calculate future deposit insurance premiums if needed. The increase in valuation adjustments was due to the increased level of foreclosed properties and deteriorating value of these properties.  Further adjustments may be necessary as market conditions change.  Compensation and benefits increased primarily due to the increased number of employees resulting from the acquisition of Bank of Hiawassee.  Management has evaluated the Company’s staffing needs for the Bank of Hiawassee operation and made staffing reductions in the second quarter of 2010.  Additional staffing reductions will be made in the third quarter of 2010 after the computer conversion is completed and all operations have been successfully integrated.   Other noninterest expenses increased primarily due to higher collection expenses resulting from an increased number of past due loans.

These increases in noninterest expense were partly offset by a $16,000 decrease in the amortization of intangible assets and a $123,000 decrease in the impairment of securities.  The amortization of intangible assets is expected to increase in the future due to the $1.6 million core deposit intangible that was recorded in conjunction with the acquisition of the Bank of Hiawassee.  This core deposit intangible will be amortized over an eight year period on an accelerated basis.  The impairment of securities during the first quarter of 2009 was attributable to two equity securities that had unrealized losses that were determined to be “other-than-temporary”.

Income taxes. Income taxes amounted to $6.2 million for the quarter ended March 31, 2010, compared to a benefit of $61,000 for the first quarter of 2009.  This increase was largely due to the $16.1 million increase in income before income taxes.  The Company’s effective tax rate for the first quarter of 2010 was 37.6%, which is higher than its historical effective tax rate due to the fact that a significant portion of the Company’s income generated during the quarter was not generated from tax-advantaged sources.  The Company generates nontaxable income from interest earned on bank-qualified municipal securities and loans and increases in cash value on bank-owned life insurance policies in order to reduce its overall tax burden.  However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate will increase.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $40.9 million available to draw from its line of credit with the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies, or Government Sponsored Enterprises) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $16.0 million available from an unsecured federal funds accommodation with Pacific Coast Bankers Bank (“PCBB”).  PCBB is the Company’s primary correspondent bank. The federal funds facility is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this facility are generally repaid on a daily basis at a rate determined by PCBB based on their marginal cost of funds.  Advances are limited to not more than 10 consecutive days at a time.  The Company may also solicit brokered deposits for providing funds for asset growth.  As of March 31, 2010, the Company had outstanding brokered deposits of $2.4 million. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At March 31, 2010, the Company had loan commitments of $25.1 million, unused lines of credit of $96.4 million, and undisbursed construction loan proceeds of $1.1 million.  The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise.  The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing.

Capital Resources

Effective March 17, 2010, the Company entered into a Securities Purchase Agreement with accredited investors, pursuant to which the Company raised $15.0 million of capital through the sale of 1,490,000 shares of the Company’s common stock at a purchase price of $4.50 per share and 8,280 shares of a newly authorized preferred stock designated as Mandatorily Convertible Cumulative, Non-Voting Perpetual Preferred Stock, Series B, at a purchase price of $1,000 per share.  Upon approval by the Company’s stockholders, each share of Series B Preferred Stock will automatically convert into the Company’s common stock at an initial conversion price of $4.50 per share of common stock (see PART II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for additional details)

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

The Bank’s actual capital levels and regulatory capital ratios as of March 31, 2010, are presented in the following table.

Regulatory Capital Ratios:	Actual		Minimum Requirements to be Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Citizens South Bank:
Total Risk-Based Capital (to risk-weighted assets)	$110,971	15.53%	$71,438	10.00%
Tier 1 Capital (to risk-weighted assets)	103,382	14.47%	42,863	6.00%
Tier 1 Capital (to adjusted total assets)	103,382	9.18%	56,317	5.00%
Tangible Capital (to adjusted total assets)	103,382	9.18%	33,790	3.00%

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2009, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2010, in the Private Placement, the Company issued and sold 1,490,400 shares of its common stock at a purchase price of $4.50 per share and 8,280 shares of Series B Preferred Stock at a purchase price of $1,000 per share. The Private Placement was made pursuant to the Purchase Agreement and was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The rights, preferences and privileges of the Series B Preferred Stock are set forth in the Certificate of Designations that has been filed with the Secretary of State of the State of Delaware, as described below.

Each share of Series B Preferred Stock will convert into shares of common stock at the conversion price of $4.50 per share (subject to certain anti-dilution adjustments) on the third business day following the receipt by the Company of the approval by the holders of the Company’s common stock of the conversion of the Series B Preferred Stock into common stock as required by the applicable Nasdaq Stock Market rules, which date is referred to as the mandatory conversion date. Dividends on the Series B Preferred Stock are payable semi-annually on the dividend payment dates of June 30 and December 31, on a cumulative basis, when, as and if declared by the Company’s board of directors. Dividends will be payable in cash. Cash dividends are payable at an annual rate of 14%, multiplied by the sum of (A) the liquidation preference plus (B) all accrued and unpaid dividends for any prior dividend period. No dividends are payable for any dividend period if the mandatory conversion date occurs prior to the dividend payment date for such dividend period. If the mandatory conversion date occurs prior to the first dividend payment date, which is June 30, 2010, no dividend is payable on the Series B Preferred Stock.

The Series B Preferred Stock ranks on a parity with the Company’s outstanding shares of preferred stock and senior to the outstanding common stock with respect to dividend rights and rights on liquidation, winding up and dissolution. The Series B Preferred Stock is not redeemable by the holders, but may be redeemed by the Company beginning June 30, 2015 at a redemption price per share equal to the greater of (i) 125% of the liquidation preference plus all accrued and unpaid dividends and (ii) 110% of the closing price of the common stock for trading day prior to the date of redemption multiplied by the number of shares of common stock into which one share of Series B Preferred Stock would be convertible on such date if such shares of Series B Preferred Stock were converted on that date following receipt of stockholder approval and, if applicable, regulatory approval as described above; provided that, in no event will the redemption price exceed 150% of the amount calculated in accordance with clause (i) above. Holders of the Series B Preferred Stock have no voting rights, including no right to elect directors, except as required by law and under the limited circumstances described in the Certificate of Designations.

During the three-month period ended March 31, 2010, the Company did not repurchase any shares of common stock.  As of March 31, 2010, the Company had 190,524 shares remaining to be repurchased under its most recent stock repurchase plan.  On December 12, 2008, the Company entered into a Letter Agreement with the U.S. Treasury pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant to purchase 428,870 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $7.17.  As a condition for issuing the preferred stock, the U.S. Treasury limited the Company’s ability to repurchase common stock of the Company and increase its dividend payments to stockholders without receiving prior approval from the U.S. Treasury.   As a result, future repurchases of Company common stock are not anticipated while the Series A Preferred Stock is outstanding.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   {Reserved}

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

Citizens South Banking Corporation

Date: May 17, 2010	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: May 17, 2010	By:	/s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer