Form 10-Q
period 2010-06-30
CITIZENS SOUTH BANKING CORP
filed 2010-08-13
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ]   No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports).  Yes [ x ]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  [  ]   No [ x ]

As of August 13, 2010, there were 10,850,695 shares outstanding shares of the Registrant’s common stock, $0.01 par value.

Citizens South Banking Corporation
Index

Page

PART I.  FINANCIAL INFORMATION

Signatures

Certifications

Part I.               Financial Information
Item 1.  Financial Statements

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010	December 31, 2009
(Dollars in thousands)	(unaudited)

Assets
Cash and due from banks	$8,223	$8,925
Interest-earning bank balances	101,723	44,255
Cash and cash equivalents	109,946	53,180
Investment securities available for sale	71,802	50,990
Investment securities held to maturity	25,876	32,380
Loans, non-covered	605,232	610,201
Loans, covered by FDIC loss-share	171,002	-
Allowance for loan losses	(9,796)	(9,189)
Loans, net of deferred fees	766,438	601,012
Other real estate owned - non-covered	8,239	5,067
Other real estate owned - covered by FDIC loss-share	2,343	-
Premises and equipment, net	15,458	15,436
FDIC loss-share receivable	36,470	-
Accrued interest receivable	3,405	2,430
Federal Home Loan Bank stock	6,397	4,149
Intangible assets	1,988	570
Bank-owned life insurance	17,930	17,522
Other assets	11,139	8,796
Total assets	$1,077,431	$791,532

Liabilities
Deposits	$853,526	$609,345
Borrowed money	89,386	82,165
Subordinated debt	15,464	15,464
Retail repurchase agreements	9,765	8,970
Other liabilities	12,879	3,266
Total liabilities	981,020	719,210
Comitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value, Authorized: 1,000,000 shares;
Issued and outstanding: 20,500 shares at June 30, 2010 and
December 31, 2009, respectively	20,630	20,589
Common stock, $0.01 par value, Authorized: 20,000,000 shares; 11,011,414
Issued: 11,011,414 and 9,062,727 shares at June 30, 2010 and
December 31, 2009, respectively, Outstanding: 10,965,941 and 7,526,854
shares at June 30, 2010 and December 31, 2009, respectively	124	91
Additional paid-in-capital	62,857	48,528
Retained earnings, substantially restricted	12,774	3,411
Accumulated other comprehensive income (loss)	26	(297)
Total stockholders' equity	96,411	72,322
Total liabilities and stockholders' equity	$1,077,431	$791,532

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
(Dollars in thousands, except per share data)

Interest Income:
Loans	$11,143	$8,441	$19,354	$16,799
Investment securities	864	1,224	1,672	2,547
Interest-bearing deposits	99	13	149	18
Total interest income	12,106	9,678	21,175	19,364
Interest Expense:
Deposits	2,904	3,196	5,169	6,724
Borrowed funds	1,179	1,150	2,308	2,324
Total interest expense	4,083	4,346	7,477	9,048

Net interest income	8,023	5,332	13,698	10,316
Provision for loan losses	3,000	1,950	6,050	2,850
Net interest income after provision for loan losses	5,023	3,382	7,648	7,466
Noninterest Income:
Service charges on deposit accounts	971	822	1,761	1,569
Mortgage banking income	357	462	567	760
Other loan fees	88	80	131	138
Commissions on sales of financial products	188	39	306	94
Income from bank-owned life insurance	243	182	432	368
Gain from acquisition	605	-	19,338	-
Gain on sale of investments	10	308	44	308
Loss on sale of other assets	(203)	(73)	(266)	(244)
Other income	244	196	418	272
Total noninterest income	2,503	2,016	22,731	3,265
Noninterest Expense:
Compensation and benefits	3,652	2,526	6,295	5,018
Occupancy and equipment expense	1,039	652	1,722	1,326
Advertising	93	110	150	188
Professional services	233	237	467	474
Data processing	190	131	331	259
Deposit insurance	354	491	614	593
Amortization of intangible assets	154	81	218	162
Valuation adjustment on other real estate owned	210	50	694	175
Impairment on investment securities	-	91	-	214
Acquisition and integration expenses	94	-	882	-
Other expenses	1,260	870	2,262	1,767
Total noninterest expense	7,279	5,239	13,635	10,176

Income before income tax expense (benefit)	247	159	16,744	555
Income tax expense (benefit)	(108)	(155)	6,093	(216)
Net income	355	314	10,651	771
Dividends on preferred stock	257	259	513	513

Net income available to common stockholders	$98	$55	$10,138	$258

Net income per common share:
Basic	$0.01	$0.01	$1.20	$0.03
Diluted	0.01	0.01	1.20	0.03

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred	Common	Paid-in	Substantially	Comprehensive	Stockholders'
	Stock	Stock	Capital	Restricted	Income (Loss)	Equity
(Dollars in thousands)

Balances, January 1, 2009	$20,507	$91	$48,009	$36,088	$25	$104,720

Comprehensive results:
Net income	-	-	-	258	-	258
Other comprehensive results, net of tax	-	-	-	-	(200)	(200)
Accretion of discount on preferred stock	41	-	-	(41)	-	-
Allocation from shares purchased with loan to ESOP	-	-	91	-	-	91
Vesting of Recognition and Retention Plan (RRP)	-	-	171	-	-	171
Stock-based compensation	-	-	53	-	-	53
Stock options exercised	-	-	20	(20)	-	-
Cash dividends paid ($0.125 per common share)	-	-	-	(935)	-	(935)
						-
Balances, June 30, 2009	$20,548	$91	$48,344	$35,350	$(175)	$104,158

Balances, January 1, 2010	$20,589	$91	$48,528	$3,411	$(297)	$72,322

Comprehensive results:
Net income	-	-	-	10,138	-	10,138
Other comprehensive results, net of tax	-	-	-	-	323	323
Issuance of 1,490,400 shares of common stock	-	15	5,745	-	-	5,760
Issuance of 8,280 shares of preferred stock	8,280	-	-	-	-	8,280
Conversion of 8,280 shares of preferred stock to 1,839,999 shares of common stock	(8,280)	18	8,262	-	-	-
Accretion of discount on preferred stock	41	-	-	(41)	-	-
Allocation from shares purchased with loan to ESOP	-	-	92	-	-	92
Vesting of Recognition and Retention Plan (RRP)	-	-	181	-	-	181
Stock-based compensation	-	-	49	-	-	49
Cash dividends paid ($0.08 per common share)	-	-	-	(734)	-	(734)
						-
Balances, June 30, 2010	$20,630	$124	$62,857	$12,774	$26	$96,411

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Six Months Ended
	June 30, 2010	June 30, 2009
(Dollars in thousands)

Cash flows from operating activities:
Net income	$10,138	$258
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	6,050	2,850
Depreciation of premises and equipment	520	537
Impairment of securities	-	214
Deferred income tax expense	2,359	137
Gain on sale of investment securities available-for-sale	(44)	(308)
Loss on sale of other real estate owned	266	244
Gain on acquisition	(19,338)	-
Valuation adjustment on other real estate owned	694	175
Net purchase accounting adjustments - discount accretion	471	-
Deferred loan origination fees	11	7
Amortization of intangible assets	218	162
Allocation of shares to the ESOP	92	91
Stock-based compensation expense	49	53
Vesting of shares issued for the RRP	181	171
(Increase) decrease in accrued interest receivable	(974)	94
(Increase) decrease in other assets	5,045	(2,101)
Increase (decrease) in other liabilities	884	(1,233)
Net cash provided by operating activities	6,622	1,351

Cash flows from investing activities:
Net increase in loans	(218,659)	(5,473)
Proceeds from sales of securities available for sale	22,056	21,566
Proceeds from sales of premises and equipment	-	6
Proceeds from sales of other real estate owned	2,252	1,552
Proceeds from maturities/issuer calls of securities available for sale	7,800	11,523
Proceeds from maturities/issuer calls of securities held to maturity	18,995	11
Purchases of securities available for sale	(50,099)	(16,518)
Purchases of securities held to maturity	(12,492)	(5,085)
Net cash received in acquisition	19,638	-
(Purchases) sales of FHLB stock	(2,248)	644
Purchases of premises and equipment	(540)	(92)
Net cash provided by (used in) investment activities	(213,297)	8,134

Cash flows from financing activities:
Net increase in deposits	243,413	34,746
Dividends paid to common stockholders	(734)	(935)
Issuance of common stock	14,040	-
Proceeds from (repayment of) borrowed money	6,433	(14,144)
Increase in advances from borrowers for insurance and taxes	289	264
Net cash provided by financing activities	263,441	19,931

Net increase in cash and cash equivalents	56,766	29,416
Cash and cash equivalents at beginning of year	53,180	10,057
Cash and cash equivalents at end of year	$109,946	$39,473

Supplemental non-cash investing activity:
Foreclosed loans transferred to other real estate owned	$6,860	$1,688

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, other-than-temporary impairments on securities, and fair value of acquired loans.  Additional information regarding these estimates is presented in Part I. Item 2. of this report under the “Critical Accounting Policies” section.  Actual results could differ from those estimates.

In management’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim financial statements as of and for the three- and six-month periods ended June 30, 2010 and 2009 and have been included as required by Regulation S-X Rule 10-01.  The accompanying unaudited consolidated financial statements include the accounts of Citizens South Banking Corporation (the “Company”) and its wholly-owned subsidiary, Citizens South Bank (the “Bank”).  All significant intercompany transactions have been eliminated in consolidation.  Certain amounts reported in prior periods have been reclassified to conform to the current presentation.  Such reclassifications had no effect on total assets, net income, or stockholders’ equity as previously reported.  Results for the three- and six-month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2010.

Note 2 - Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In June 2009, the FASB issued an update to ASC 860, “Accounting for Transfers of Financial Assets”, which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. This update is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The adoption of the new practices did not have an effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued an update to ASC 810, “Consolidation”, which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating qualifying special purpose entities, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. This update for consolidations is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly- consolidated Variable Interest Entities). The adoption of the new practices did not have an effect on the Company’s financial position or results of operations.

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

Several other new accounting standards became effective during the periods presented or will be effective subsequent to June 30, 2010. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

Note 3 – Acquisition of Bank of Hiawassee

On March 19, 2010, Citizens South Bank, the wholly-owned subsidiary of Citizens South Banking Corporation, entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Bank of Hiawassee, to acquire substantially all of the assets and assume substantially all of the liabilities of Bank of Hiawassee (the “acquisition”). The Bank of Hiawassee was a Georgia state-chartered bank headquartered in Hiawassee, Georgia, and operated five full-service offices in the North Georgia area.

The loans acquired in this transaction, also referred to as “covered loans,” are covered by loss-share agreements between the FDIC and Citizens South Bank which afford Citizens South Bank significant protection against future loan losses.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans and five years for losses on all other loans and eight years for recoveries on all other loans. The Bank recorded an estimated receivable from the FDIC in the amount of $36.3 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.  New loans made after the acquisition date are not covered by the FDIC loss-share agreements.

Citizens South Bank received a $33.0 million discount on the assets acquired and paid a $2.5 million, or 1%, deposit premium, resulting in net proceeds of $30.5 million to Citizens South Bank funded by the FDIC.   Also, as a part of this acquisition, the Company recorded a $1.6 million core deposit intangible that will be amortized over an eight-year period under the accelerated method.  After applying purchase accounting adjustments to the acquired assets and liabilities, the Company recognized a $19.3 million pre-tax gain from the acquisition which is included as a component of noninterest income.  The fair value estimates and the resulting gain should be considered preliminary, as GAAP allows for adjustments for a period of one year after the acquisition as relevant information becomes available regarding the estimated fair value on the date of acquisition.

The operating results of Citizens South Banking Corporation for the three and six month periods ended June 30, 2010, includes the results of the acquired assets and assumed liabilities.

Note 4 – Issuance of Common and Preferred Stock

The Company entered into a Securities Purchase Agreement, as amended, effective as of March 17, 2010 (the “Purchase Agreement”), with accredited investors (collectively, the “Investors”), pursuant to which the Company raised, in the aggregate, approximately $15 million through direct sales to such Investors of equity securities of the Company (the “Private Placement”). The Private Placement was completed on March 17, 2010. Under the terms of the Purchase Agreement, the Investors purchased, in the aggregate, 1,490,400 shares of the Company’s common stock at a purchase price of $4.50 per share and 8,280 shares of a newly authorized series of the Company’s preferred stock, designated as Mandatorily Convertible Cumulative, Non-Voting Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) at a purchase price and liquidation preference of $1,000 per share. After the receipt of certain approvals, each share of the Series B Preferred Stock converted into the Company’s common stock effective June 29, 2010, at an initial conversion price of $4.50 per share of common stock. Upon conversion of the 8,280 shares of Series B Preferred Stock, 1,839,999 shares of the Company’s common stock was issued to the Investors.

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

The following is a reconciliation of the diluted earnings per share calculation for the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders	$98	$55	$10,138	$258

Basic EPS	$0.01	$0.01	$1.20	$0.03

Shares used in the computation of basic EPS:
Weighted avg. number of shares outstanding	9,077,042	7,403,359	8,435,494	7,398,079

Incremental shares from assumed exercise of stock options and restricted stock	-	-	-	-
Weighted average number of shares outstanding - diluted	9,077,042	7,403,359	8,435,494	7,398,079

Diluted EPS	$0.01	$0.01	$1.20	$0.03

For the three- and six-month periods ended June 30, 2010 and 2009, options to purchase 770,639 shares and 796,967 shares, respectively, were excluded from the calculation of diluted earnings per share because the option exercise price exceeded the average closing price of the associated shares of common stock during the respective periods.

Note 6 – Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and other comprehensive income. The Company’s other comprehensive income and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investment securities. Information concerning the Company’s other comprehensive income for the six-month periods ended June 30, 2010 and 2009 is as follows:

	Six Months
	Ended June 30,
	2010	2009
	(Dollars in thousands)

Net income available to common stockholders	$10,138	$258

Other comprehensive income (loss):
Items of other comprehensive income, before tax
Unrealized (gains) losses arising during period	(482)	633
Reclassification for realized gains included in net income	(44)	(308)
Other comprehensive income (loss), before tax	(526)	325
Tax (expense) benefit	203	(125)
Other comprehensive income (loss)	(323)	200
Total comprehensive income	$9,815	$458

Note 7 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair values of investment securities as of June 30, 2010 and December 31, 2009, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
June 30, 2010
Available for sale:
U.S. Government Agency obligations	$6,073	$33	$-	$6,106
Municipal bonds	11,970	55	95	11,930
Mortgage-backed securities	50,551	495	21	51,025
Other securities	3,166	109	534	2,741
Subtotal	71,760	692	650	71,802

Held to maturity:
U.S. Government Agency obligations	17,479	140	-	17,619
Mortgage-backed securities	8,397	625	-	9,022
Subtotal	25,876	765	-	26,641

Total at June 30, 2010	$97,636	$1,457	$650	$98,443

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
December 31, 2009
Available for sale:
U.S. Government Agency obligations	$9,000	$32	$13	$9,019
Municipal bonds	20,118	98	345	19,871
Mortgage-backed securities	19,258	216	115	19,359
Other securities	3,098	141	498	2,741
Subtotal	51,474	487	971	50,990

Held to maturity:
U.S. Government Agency obligations	26,464	84	305	26,243
Mortgage-backed securities	5,916	117	-	6,033
Subtotal	32,380	201	305	32,276

Total at December 31, 2009	$83,854	$688	$1,276	$83,266

The Bank pledges investment securities as collateral for public deposits.  These pledged investments totaled $15.6 million at December 31, 2009 and $32.6 million at June 30, 2010.

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

For the six-month period ended June 30, 2010, total loans increased by $160.0 million, or 29.1%, to $776.2 million.  These loans are comprised of $605.2 million of non-covered loans and $171.0 million of loans covered by the FDIC loss-share agreements.  The following is a summary of non-covered loans outstanding by category at the periods presented:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Non-covered Loans:
One-to-four family residential	$100,484	$90,666
Construction	17,285	22,325
Multi-family residential	25,220	25,577
Commercial real estate	309,740	315,563
Commercial business	35,325	38,442
Consumer	117,092	117,473
Gross non-covered loans	605,146	610,046
Less:
Deferred loan fees, net and other items	(86)	(155)
Net non-covered loans	$605,232	$610,201

The following is a summary of non-covered construction loans outstanding at the respective dates:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Construction loans:
One-to-four family residential owner-occupied	$597	$1,109
One-to-four family residential speculative	7,026	10,911
Commercial	9,662	10,305
Total construction loans	$17,285	$22,325

The following is a summary of non-covered commercial real estate loans at the periods presented:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial real estate loans:
Residential acquisition and development	$29,037	$35,694
Commercial land	39,812	40,191
Other commercial real estate	240,891	239,678
Total commercial real estate loans	$309,740	$315,563

Note 9 - Allowance for Loan Losses and Nonperforming Assets

The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses.  This methodology is set forth in a formal policy and considers all non-covered loans in the portfolio.  Loans totaling $171.0 million that are covered under the FDIC loss-share agreements are not included in the Company’s evaluation of the adequacy of loan loss allowances since potential losses are covered up to at least 80% by the FDIC.  These covered loans were recorded at their estimated fair value at the time of the acquisition, resulting in a discount of $46.7 million, or 20.3%, of their contractual balance at the time of the acquisition.   Specific allowances are established for certain individual non-covered loans that management considers impaired.  The remainder of the portfolio of non-covered loans is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of June 30, 2010, the allowance for loan losses was $9.8 million, or 1.62% of total non-covered loans.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining non-covered loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  A reconciliation of the allowance for loan losses is as follows:

		Three Months		Six Months
		Ended June 30,		Ended June 30,
		2010	2009	2010	2009
		(Dollars in thousands)

Balance - Beginning of period		$9,230	$8,730	$9,189	$8,026
Add:	Provision for loan losses	3,000	1,950	6,050	2,850
	Loan recoveries	238	1	288	142
Less:	Loan charge-offs	2,672	1,996	5,731	2,333
Balance - End of period		$9,796	$8,685	$9,796	$8,685

The Company evaluates impairment of its non-covered residential mortgage and consumer loans on a collective basis, while non-covered commercial and construction loans are evaluated individually for impairment.  The Company identifies a non-covered loan as impaired when it is probable that principal and interest will not be collected according to the contractual terms of the loan agreement.  At June 30, 2010, management determined that non-covered impaired loans totaled $16.0 million.  Such loans had valuation allowances totaling $1.1 million.  At December 31, 2009, management determined that non-covered impaired loans totaled $20.7 million.  These loans had valuation allowances totaling $2.3 million.

The following is a summary of nonperforming assets at the periods presented:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual loans - non-covered	$11,694	$8,135
Accruing non-covered loans past due 90 days or more	1,312	3,855
Non-covered nonperforming loans	13,006	11,990
Nonaccrual loans - covered by FDIC loss-share	24,924	-
Total nonperforming loans	37,930	11,990
Other real estate owned - non-covered	8,239	5,067
Other real estate owned - covered by FDIC loss-share	2,343	-
Total nonperforming assets	$48,512	$17,057

The following is a detail of nonperforming non-covered loans at the periods presented:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

	$1,646	$898
	-	-

One-to-four family residential owner-occupied	-	-
One-to-four family residential speculative	896	1,048
Commercial	-	-

Residential acquisition and development	691	3,419
Commercial land	3,252	3,640
Other commercial real estate	4,127	1,841
	742	140
	1,652	1,004
Total nonperforming non-covered loans	$13,006	$11,990

Note 10 – Deposits

Deposit balances for June 30, 2010 and December 31, 2009 are detailed as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

Noninterest-bearing demand	$69,272	$45,830
Interest-bearing demand	159,022	113,564
Money market deposit	143,034	118,687
Savings	17,416	10,584
Time deposits	464,782	320,680
Total deposits	$853,526	$609,345

Note 11 – Commitments to Extend Credit

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

Commitments to extend credit that include both fixed and variable rates are as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

Loan commitments
Residential mortgage loans	$17,481	$12,560
Non-residential mortgage loans	4,056	13,656
Commercial loans	1,155	1,435
Consumer loans	3,191	849
Total loan commitments	$25,883	$28,500

Unused lines of credit
Commercial	14,046	18,448
Consumer	78,580	75,261
Total unused lines of credit	$92,626	$93,709

Undisbursed Construction Loan Proceeds	$980	$1,100

Note 12 – Fair Value Measurement

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

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned –Other real estate owned are adjusted to fair value upon transfer of the loans to other real estate owned. Subsequently, these assets are carried at the lower of carrying value or fair value.  Fair value is based upon a current appraised value less estimated disposition costs or other management estimate.  These assets are recorded as nonrecurring Level 3.

Assets Recorded at Fair Value on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2010
Investment securities, available-for-sale	$-	$68,861	$2,941	$71,802

December 31, 2009
Investment securities, available-for-sale	$-	$48,049	$2,941	$50,990

Assets Recorded at Fair Value on a Nonrecurring Basis:

June 30, 2010
Impaired loans	$-	$-	$16,012	$16,012
Other real estate owned	-	-	10,582	10,582

December 31, 2009
Impaired loans	$-	$-	$20,678	$20,678
Other real estate owned	-	-	5,067	5,067

Note 13 - Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.  For cash and due from banks, interest-earning bank balances, Federal Home Loan Bank stock, accrued interest receivable, and retail repurchase agreements fair value approximates carrying value due to their short-term nature.  The fair value for investment securities is based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using market prices for similar securities.  Fair value for variable rate loans that reprice frequently is based on the carrying value reduced by an estimate of credit losses inherent in the portfolio.  Fair value for all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans of comparable terms and credit quality.  Fair value for deposits with a stated maturity date (time deposits) are estimated by discounting cash flows from expected maturities using interest rates currently being offered for similar instruments.  The fair value for borrowed money is based on discounted cash flows using current interest rates.  The fair value of off-balance sheet financial instruments is not considered to be material, so they are not included in the following table.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  The estimates are significantly affected by the assumptions used, including discount rates and estimates of future cash flows.  These estimates may differ substantially from amounts that could be realized in an immediate sale or settlement of the instrument. The Company has used management’s best estimates of fair values of financial instruments based on the above assumptions.  This presentation does not include certain financial instruments, nonfinancial instruments or certain intangible assets such as customer relationships, deposit base intangibles, or goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair values of financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$8,223	$8,223	$8,925	$8,925
Interest-earning bank balances	101,723	101,723	44,255	44,255
Investment securities	97,678	98,443	83,370	83,266
Loans	776,234	779,857	610,201	596,371
Accrued interest receivable	3,405	3,405	2,430	2,430
Federal Home Loan Bank stock	6,397	6,397	4,149	4,149

Financial liabilities:
Deposits	853,526	846,116	609,345	610,787
Borrowed money and subordinated debt	104,850	114,670	97,629	93,039
Retail repurchase agreements	9,765	9,765	8,970	8,970

Note 14 – Subsequent Events

On July 26, 2010, the Board of Directors of the Company approved and declared a regular cash dividend of four cents ($0.04) per share of common stock to stockholders of record as of August 1, 2010, payable on August 15, 2010. The Company has paid cash dividends in each of the 49 quarters since the Company’s conversion to public ownership.

ITEM 1A.  Risk Factors

In addition to those risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, we add the following risk factors.

Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act provides that the Office of Thrift Supervision (“OTS”) will cease to exist one year from the date of the new law’s enactment. All functions of OTS relating to federal savings associations, and all rulemaking authority for federal and state savings associations, will be transferred to Office of Comptroller of the Currency (“OCC”).  All functions of OTS – other than rulemaking – with respect to state savings associations, such as the Bank, will be transferred to FDIC.  The Board of Governors of the Federal Reserve System (the “FRB”) will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.  Savings and loan holding companies, such as the Company, will be subject to consolidated regulatory capital requirements imposed on bank holding companies by the FRB; currently savings and loan holding companies do not have minimum regulatory capital requirements.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities (“TPS”).  TPS issued before May 19, 2010 by a bank holding company that had total assets of less than $15 billion as of December 31, 2009 are permanently grandfathered.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements

This report contains certain forward-looking statements that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control.  These forward-looking statements are based on assumptions with respect to future business strategies and decisions that are subject to change based on changes in the economic and competitive environment in which we operate.  Forward-looking statements speak only as of the date they are made and the Company is under no duty to update these forward-looking statements or to reflect the occurrence of unanticipated events.  A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.   Factors that could cause such a difference include, but are not limited to, the timing and amount of revenues that may be recognized by the Company, changes in local or national economic trends, increased competition among depository and financial institutions, continuation of current revenue and expense trends (including trends affecting chargeoffs and provisions for loan losses), changes in interest rates, changes in the shape of the yield curve, changes in the level of non-performing assets and charge-offs, changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, the level of future deposit premium assessments, our ability to raise capital to fund our growth plans or operations, the impact of the current governmental effort to restructure the U.S. financial and regulatory system, the quality and composition of the Company’s investment portfolio, our ability to integrate the operations of Bank of Hiawassee, our fair value estimates and resulting gain on the acquisition of Bank of Hiawassee and adverse legal, regulatory or accounting changes. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on these statements.    Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Executive Summary

Citizens South Banking Corporation is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank").  The Company’s principal business activities are overseeing and directing the business of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities. The shares of common stock of the Company trade on the Nasdaq Global Market under the ticker symbol “CSBC.”  Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina.  The Bank’s principal business activity is offering FDIC-insured deposits to local customers through its 21 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans, investment securities, and mortgage-backed securities.  The Bank also acts as a broker in the origination of loans secured by one-to-four family dwellings and sells uninsured financial products through a third party. The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  Noninterest income includes fee income generated from deposit and loan accounts, mortgage banking fees, increases in the cash value of bank-owned life insurance policies, net gains (losses) from the sale of assets and other noninterest income items.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, amortization of intangible assets, FDIC deposit insurance premiums and other noninterest expenses.  Results of operations are also significantly affected by local economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

The following discussion is provided to assist in understanding and evaluating the Company’s results of operations and financial condition and is designed to provide a general overview of the Company’s performance for the three- and six-month periods ended June 30, 2010 and 2009.  Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the consolidated financial statements and related notes.  Financial highlights for the comparable periods are presented in the following table.

Quarterly Financial Highlights (unaudited)	2010		2009
	At and For the Quarters Ended
	June 30	March 31	December 31	September 30	June 30
(Dollars in thousands, except per share data)

Summary of Operations:
Interest income - taxable equivalent	$12,220	$9,167	$9,317	$9,620	$9,820
Interest expense	4,083	3,393	3,531	3,947	4,346
Net interest income - taxable equivalent	8,137	5,774	5,786	5,673	5,474
Less: Taxable-equivalent adjustment	114	98	106	139	142
Net interest income	8,023	5,676	5,680	5,534	5,332
Provision for loan losses	3,000	3,050	4,155	3,975	1,950
Net interest income after loan loss provision	5,023	2,626	1,525	1,559	3,382
Noninterest income	2,503	20,228	2,451	2,501	2,016
Noninterest expense	7,279	6,356	34,867	5,229	5,239
Net income (loss) before income taxes	247	16,498	(30,891)	(1,169)	159
Income tax expense (benefit)	(108)	6,201	(611)	(672)	(155)
Net income (loss)	355	10,297	(30,280)	(497)	314
Dividends on preferred stock	257	257	259	262	259
Net income (loss) available to common stockholders	$98	$10,040	$(30,539)	$(759)	$55

Per Common Share Data:
Net income:
Basic	$0.01	$1.29	$(4.11)	$(0.10)	$0.01
Diluted	0.01	1.29	(4.11)	(0.10)	0.01
Weighted average shares outstanding:
Basic	9,077,042	7,786,819	7,426,992	7,419,206	7,404,218
Diluted	9,077,042	7,786,819	7,426,992	7,419,206	7,404,218
End of period shares outstanding	10,965,941	9,125,942	7,526,854	7,526,854	7,526,854
Cash dividends declared	$0.04	$0.04	$0.04	$0.04	$0.04
Book value	6.91	7.39	6.87	11.08	11.11
Tangible book value	6.73	7.16	6.80	7.06	7.07

End of Period Balances:
Total assets	$1,077,431	$1,132,652	$791,532	$820,608	$836,283
Loans, net of deferred fees	776,234	787,643	610,201	616,793	629,962
Investment securities	97,678	100,161	83,369	90,174	97,452
Interest-earning assets	927,757	987,669	725,835	734,938	751,733
Deposits	853,526	884,127	609,345	606,614	616,233
Stockholders' equity	96,410	96,390	72,322	103,990	104,158

Quarterly Average Balances:
Total assets	$1,105,788	$873,418	$823,608	$831,268	$841,169
Loans, net of deferred fees	780,209	599,826	610,568	624,112	635,645
Investment securities	100,501	89,020	87,061	94,673	107,140
Interest-earning assets	949,130	732,124	736,134	741,974	751,381
Deposits	859,408	614,007	605,608	609,243	616,926
Stockholders' equity	96,282	78,292	103,313	103,913	104,813

Financial Performance Ratios (annualized):
Return on average assets	0.04%	4.66%	-14.71%	-0.36%	0.03%
Return on average common equity	0.56%	73.21%	-146.44%	-3.61%	0.26%
Noninterest income to average total assets (1)	0.91%	9.26%	1.19%	1.20%	0.96%
Noninterest expense to average total assets (2)	2.63%	2.91%	16.93%	2.52%	2.49%
Efficiency ratio (1) (2)	68.41%	24.44%	423.30%	63.97%	69.95%

Quarterly Financial Highlights (unaudited)	2010		2009
	At and For the Quarters Ended
	June 30	March 31	December 31	September 30	June 30
(Dollars in thousands, except per share data)

Net Interest Margin (annualized):
Yield on earning assets	4.96%	5.02%	4.98%	5.13%	5.26%
Cost of funds	1.72%	2.01%	2.09%	2.30%	2.54%
Net Interest spread	3.24%	3.01%	2.89%	2.83%	2.72%
Net interest margin (taxable equivalent)	3.34%	3.20%	3.12%	3.03%	2.92%

Credit Quality Information and Ratios:
Past due loans (30-89 days) accruing - non-covered	$10,145	$7,003	$10,224	$10,860	$9,706
Past due loans - non-covered to total non-covered loans	1.68%	1.15%	1.68%	1.76%	1.54%

Past due loans (30-89 days) accruing - covered by FDIC loss- share (3)	$5,257	$11,030	-	-	-
Past due loans - covered to total covered loans	3.07%	6.09%	-	-	-

Allowance for loan losses - beginning of period	$9,230	$9,189	$9,499	$8,685	$8,730
Add: Provision for loan losses	3,000	3,050	4,155	3,975	1,950
Less: Net charge-offs (NCOs)	2,434	3,009	4,465	3,161	1,995
Allowance for loan losses - end of period	9,796	9,230	9,189	9,499	8,685

Allowance for loan losses to total non-covered loans	1.62%	1.52%	1.51%	1.54%	1.38%
Net charge-offs to average non-covered loans (annualized)	1.61%	1.98%	2.93%	2.04%	1.28%
Nonperforming non-covered loans to non-covered loans	2.15%	2.26%	1.96%	1.73%	1.64%
Nonperforming non-covered assets to total assets	1.97%	1.69%	2.15%	1.72%	1.49%
Nonperforming non-covered assets to total non-covered loans and other real estate owned	3.46%	3.12%	2.77%	2.28%	1.97%

Nonperforming Assets (NPAs):
Nonperforming loans:
Non-covered loans:
Residential	$1,646	$1,618	$898	$345	$432
Construction	896	443	1,048	1,554	1,335
Acquisition and development	691	2,890	3,419	3,510	379
Commercial land	3,252	6,148	3,640	1,884	1,813
Other commercial real estate	4,127	1,422	1,841	2,197	5,307
Commercial business	742	131	140	-	94
Consumer	1,652	1,083	1,004	1,208	1,000
Total non-covered nonperforming loans	13,006	13,735	11,990	10,698	10,360
Total nonperforming loans covered by FDIC loss-share (4)	24,924	15,846	-	-	-
Other real estate owned - non-covered	8,239	5,386	5,067	3,444	2,111
Other real estate owned - covered by FDIC loss share	2,343	2,009	-	-	-
Total nonperforming assets	$48,512	$36,976	$17,057	$14,142	$12,471

Capital Ratios:
Tangible common equity	6.86%	5.78%	6.47%	6.72%	6.61%
Total Risk-Based Capital (Bank only)	16.78%	15.53%	14.07%	14.68%	14.31%
Tier 1 Risk-Based Capital (Bank only)	15.52%	14.47%	12.98%	13.53%	13.27%
Tier 1 Total Capital (Bank only)	9.74%	9.18%	10.44%	10.70%	10.35%

(1)	Includes the gain on acquisition of Bank of Hiawassee of $605,000 for the quarter ended June 30, 2010 and $18.7 million for the quarterended March 31, 2010.
(2)
Includes the acquisition and integration expenses of $94,000 for the quarter ended June 30, 2010 and $787,000 for the quarter endedMarch 31, 2010 and $29.6 million impairment of goodwill for the quarter ended December 31, 2009.

(3)	The contractual balance of past due loans covered by FDIC loss-share agreements totaled $6.4 million at June 30, 2010 and $13.8 millionat March 31, 2010.
(4)	The contractual balance of nonperforming loans covered by FDIC loss-share agreements totaled $35.4 million at June 30, 2010 and $29.0 millionat March 31, 2010.

Critical Accounting Policies

The accounting and financial policies of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States and conform to general practices in the banking industry.  We consider accounting policies that require significant judgment and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations.  Based on the size of the item or significance of the estimate, we have identified three policies as being more sensitive in terms of judgments and estimates – 1) the allowance for loan losses, 2) other-than-temporary impairment of securities, and 3) the valuation of acquired loans.

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

Other-Than-Temporary Impairment of Securities.  On at least a quarterly basis management reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment.  The fair value of the investment securities is obtained from an independent third party that specializes in investment security valuation and accounting.  Using this information, management evaluated the Company’s investment portfolio at June 30, 2010 and determined that all other unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future.  The Company has the ability to hold these investments to maturity if necessary in order to recover any temporary losses that may presently exist.  As a result, management did not consider any unrealized losses as “other-than-temporary” as of June 30, 2010.

Effective June 30, 2009, management evaluated the Company’s investment portfolio and determined that the $91,000 impairment on its equity investment in the Company’s correspondent bank was other-than-temporary. The correspondent bank had been placed into receivership by the FDIC, resulting in a permanent impairment on the Company’s entire equity investment in the correspondent bank.

Fair Value of Acquired Loans.  The initial fair value of loans acquired in the March 19, 2010, FDIC-assisted acquisition of Bank of Hiawassee and the related FDIC loss-share receivable involved a high degree of judgment and complexity.  The carrying value of the acquired loans and the FDIC receivable reflect management’s best estimate based on information available at the time of the acquisition.  The amount we actually receive on these loans could differ materially from the carrying value reflected in the financial statements based upon the timing and collections on the acquired loans in the future.  To the extent that actual values realized for the acquired loans are different from the initial estimates, the FDIC loss-share receivable will generally be impacted in an offsetting manner due to the nature of the FDIC loss-share agreements.

Comparison of Financial Condition

Assets.  Total assets of the Company increased by $285.9 million, or 36.1%, from $791.5 million at December 31, 2009, to $1.1 billion at June 30, 2010.  This increase was primarily due to the acquisition of Bank of Hiawassee on March 19, 2010, which included $343.3 million in total assets at fair value as described in further detail in Note 3 of this report.

Total cash and cash equivalents, which include cash and due from banks, interest-earning bank balances and federal funds sold, increased by $56.7 million from $53.2 million at December 31, 2009, to $109.9 million at June 30, 2010. This increase in cash and cash equivalents was primarily attributable to the $66.4 million paid by the FDIC to the Company as a part of the acquisition of the Bank of Hiawassee.  This payment by the FDIC represented the $35.3 million difference between the assets acquired and liabilities assumed and the Company’s $31.1 million negative bid, net of a 1% deposit premium paid, for the acquisition of Bank of Hiawassee.  In addition, the Company sold $15 million of common stock during the six-month period and acquired $28.7 million in cash from Bank of Hiawassee.  This excess liquidity was being held in the Company’s account with the Federal Reserve Bank.  Management expects that a large portion of these low-yielding deposits will be invested in higher-yielding loans and investments over the next several quarters.

During the six-month period ended June 30, 2010, loans receivable increased by $166.0 million, or 27.2%, to $776.2 million.  This increase in loans was due to the acquisition of Bank of Hiawassee that included $171.0 million of loans at June 30, 2010.  Excluding the loans acquired in the Bank of Hiawassee transaction, the Company’s total loans decreased by $5.0 million.  This decrease was primarily due to reduced loan demand in the Company’s primary lending area and management’s efforts to reduce exposures in its construction and residential acquisition and development portfolios.  As a result of these efforts, speculative residential construction loans decreased by $3.9 million, or 35.6%, and acquisition and development loans decreased by $6.7 million, or 18.7%, during the six month period ended June 30, 2010.  The Company remains focused on originating owner-occupied commercial real estate loans, commercial small business loans and consumer loans to qualified borrowers.

A majority of the Company’s loans are to borrowers that are located in the Charlotte region.  While the economy in the Charlotte region has generally outperformed most other large metropolitan areas of the country during the ongoing economic slowdown, the economy in the Charlotte region remains slow in 2010.  As a result, the Company’s loan production slowed to $47.0 million during the first six months of 2010 as compared to $75.7 million during the first six months of 2009.  The Company’s expansion into the North Georgia market will allow us to geographically diversify our loan portfolio.  Although the North Georgia market has sustained significant decreases in real estate values over the past two years, management believes that when economic conditions normalize, this new market will be able to provide additional loan growth for the Company’s loan portfolio. While continued economic slowdowns in the local markets that we serve would have a negative impact on the Company’s ability to generate loan growth, management will seek to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even if the local economies continue to slow.

During the six-month period ended June 30, 2010, investment securities increased by $14.3 million, or 17.2%, to $97.7 million.  The increase was due to the acquisition of Bank of Hiawassee which added $22.3 million of investment securities.  These acquired securities consisted of U.S. Government agency bonds, U.S. government issued mortgage-backed securities and municipal bonds, which are comparable to the types of investment securities that were in the Company’s existing investment portfolio.  During the six-month period ended June 30, 2010, the Company sold $22.1 million of investment securities and experienced normal maturities and principal amortization of $26.8 million. Also, during the six-month period, the Company purchased $40.3 million of investments securities, excluding the $22.3 million acquired from Bank of Hiawassee.  The sales of investment securities during the period were primarily due to a restructuring of the investment portfolio in an effort to reduce potential interest rate risk in a rising interest rate environment.  Management expects the investment portfolio to increase as a percentage of total assets over the next 12 months as the Bank’s excess liquidity is invested in higher-yielding assets.

Other real estate owned, which includes all properties acquired by the Company through foreclosure, totaled $10.6 million at June 30, 2010, compared to $5.1 million at December 31, 2009.   Of the $10.6 million of other real estate owned at June 30, 2010, $2.3 million are covered by FDIC loss-share agreements.  The remaining $8.3 million of non-covered other real estate owned consisted of 15 one-to-four family residential dwellings, 27 residential lots and parcels of commercial land, and four commercial office buildings.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition and are located in the Bank’s primary lending area.  Management will continue to aggressively market foreclosed properties for a timely disposition.

During the six-month period ended June 30, 2010, premises and equipment remained flat at $15.5 million.  During the six months of 2010, the Company recognized normal depreciation of $520,000 on its premises and equipment.  This depreciation was largely offset by the purchase of furniture and equipment for the Company’s new full-service leased office in Indian Trail, North Carolina.  This new office replaced the previous leased full-service office in Stallings, North Carolina.  As part of the acquisition of Bank of Hiawassee, the Company has a 90-day option from the acquisition date to purchase the acquired bank’s existing four full-service offices and its operations center along with the existing premises and equipment which had a book balance of $10.8 million at the time of the acquisition.  The Company and the FDIC have agreed on the fair market value of the properties and are in the process of finalizing the acquisition of the Bank of Hiawassee’s four branch offices and related furniture and equipment. The Company also assumed the lease for the Bank of Hiawassee’s fifth branch office.

Liabilities. Total liabilities increased by $261.8 million, or 36.4%, from $719.2 million at December 31, 2009, to $981.0 million at June 30, 2010.  This increase was primarily due to the acquisition of Bank of Hiawassee that added total liabilities of $313.8 at acquisition date.

During the first six months of 2010, total deposits increased by $244.2 million, or 40.1%, to $853.5 million at June 30, 2010. This increase in deposits was primarily fueled by the $274.0 million in deposits assumed by Bank of Hiawassee during the first quarter of 2010.  Total core deposits increased by $7.1 million, or 2.5%, excluding the deposits assumed in the Bank of Hiawassee transaction. This core deposit growth, separate from the acquisition, included a $4.3 million increase in demand deposits, a $1.8 million increase in money market accounts, and a $1.0 million increase in savings accounts.   We believe our core deposit growth was partly due to a flight to safety as funds moved from weaker financial institutions and brokerage accounts as well as a continued emphasis on increasing the Company’s number of retail and business customers through employee incentive plans and enhanced treasury service products.  The growth in core deposits was partly offset by a $12.1 million, or 3.8%, decrease in time deposits during the six-month period.  This decrease was partly due to some above-market pricing by some local competitors.  The Company will continue to actively market the Company’s deposit products at pricing points that management believes to be profitable. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market.   While the Company does not actively solicit or obtain brokered deposits, this is an alternative funding source that may be used from time to time for additional loan growth or liquidity needs. At June 30, 2010, brokered deposits totaled $99,000.  This deposit was assumed in a previous acquisition.

During the first half of 2010 borrowed money increased by $8.0 million, or 7.5%, to $114.6 million at June 30, 2010.  This increase was primarily due to $31.6 million of Federal Home Loan Bank (“FHLB”) advances that were assumed in the Bank of Hiawassee acquisition.  The Company repaid $12.5 million of the FHLB advances assumed in the Bank of Hiawassee transaction in the second quarter of 2010.  The Company plans to use excess liquidity to repay these FHLB advances as they mature.  From time to time additional borrowed money may be used to fund additional loan growth, or to purchase investment securities.

Stockholders’ Equity.  Total stockholders’ equity increased by $24.1 million, or 33.3%, from $72.3 million at December 31, 2009, to $96.4 million at June 30, 2010.  This increase was primarily due to net income of $10.1 million during the first six months of 2010 and the issuance of $14.0 million of common stock.  These increases were partly offset by the payment of $734,000 in dividends on common stock.

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009

General.  Net income available to common stockholders for the three months ended June 30, 2010, amounted to $98,000, or $.01 per diluted share, as compared to net income of $55,000, or $0.01 per diluted share, for the three months ended June 30, 2009.  The increase in net income was largely related to the acquisition of Bank of Hiawassee which contributed to a $2.7 million, or 50.5%, increase in net interest income and a $605,000 pre-tax gain on the acquisition of Bank of Hiawassee.  Partly offsetting these increases were a $1.0 million increase in the loan loss provision arising as a result of a slowing local economy and a $2.0 million, or 39.0%, increase in noninterest expenses resulting from operating the Bank of Hiawassee offices.

Net interest income.  Net interest income increased by $2.7 million, or 50.5%, to $8.0 million for the second quarter of 2010 as compared to $5.3 million second quarter of 2009. The Company’s net interest margin increased by 42 basis points to 3.34% for the quarter ended June 30, 2010, compared to 2.92% for the quarter ended June 30, 2009.  This increase in the net interest margin was the result of the cost of funds falling at a faster rate than the yield on assets. On a linked-quarter basis, the Company’s net interest margin increased by 14 basis points from 3.20% for the first quarter of 2010 to 3.34% for the second quarter of 2010.  While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, the Federal Reserve Board’s action to lower short-term interest rates by 200 basis points in the fourth quarter of 2008 had a more pronounced negative impact in the first three months following the decrease.  The short-term negative effects of this decrease in short-term interest rates have been mostly offset by time deposits that matured over the next 12 months and repriced at a lower cost to the Company.  As a result, the Company’s net interest margin has increased for five consecutive quarters.

Interest income increased by $2.4 million, or 25.1%, to $12.1 million for the second quarter of 2010, primarily as a result of the acquisition of Bank of Hiawassee which included $183.2 million of loans and $22.3 of investment securities. As a result, average interest-earning assets increased by $197.7 million during the comparable quarters to $949.1 million for the second quarter of 2010.  The positive effects of the increase in interest-earning assets was partly offset by a 30 basis point decrease in the average yield on earning assets during the respective periods to 4.96% for the quarter ended June 30, 2010. The decrease in yield was largely due to lower market rates and higher levels of lower-yielding liquid assets held during the second quarter of 2010.

Interest expense decreased by $263,000, or 6.1%, for the comparable periods to $4.1 million for the second quarter of 2010.  This decrease in interest expense was largely due to lower market interest rates, which resulted in an 82 basis point decrease in the average cost of funds to 1.72% for the quarter ended June 30, 2010.  The decrease in cost of funds offset the $239.0 million increase in the average interest-bearing liabilities to $924.1 million for the second quarter of 2010.  This change in interest-bearing liabilities included a $217.4 million increase in average interest-bearing deposits and a $21.5 increase in average borrowings.

Provision for loan losses.  Due to the general weakness in the local economy and an increase in nonperforming assets, the Company increased its provision for loan losses to $3.0 million for the second quarter of 2010 compared to $2.0 million for the second quarter of 2009.  As a result, the allowance for loan losses was $9.8 million, or 1.62% of total loans, as of June 30, 2010, compared to $8.7 million, or 1.38% of total loans, as of June 30, 2009.  While the Company’s credit quality continues to compare favorably with industry peers, the continued decline in local economic conditions has resulted in an upward trend in the Company’s loan delinquency ratios.   The Company’s ratio of nonperforming non-covered assets to total assets increased from 1.49% at June 30, 2009, to 1.97% at June 30, 2010. A substantial portion of the Company’s nonperforming non-covered loans at June 30, 2010, was secured by real estate located in the Company’s normal lending market.  Net chargeoffs of non-covered loans totaled $2.4 million, or 1.61% of average non-covered loans annualized, during the second quarter of 2010 compared to $2.0 million, or 1.28% of average non-covered loans, during the second quarter of 2009. Based on minor improvements in the local economy, management believes that its problem loans are manageable.  However, management expects that the Company will continue to experience larger than normal loan loss provisions for the remainder of 2010 and possibly beyond.

Noninterest income.  Noninterest income increased by $487,000 to $2.5 million for the three months ended June 30, 2010, as compared to $2.0 million for the three months ended June 30, 2009. The following table presents the detail for the three-month periods ending June 30, 2010, and June 30, 2009.

	Three Months Ended
	June 30, 2010	June 30, 2009	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$971	$822	$149
Mortgage banking income	357	462	(105)
Other loan fees	88	80	8
Commissions on sales of financial products	188	39	149
Income from bank-owned life insurance	243	182	61
Gain from acquisition	605	-	605
Gain on sale of investments	10	308	(298)
Loss on sale of other assets	(203)	(73)	(130)
Other income	244	196	48
Total noninterest income	$2,503	$2,016	$487

Most of the increases in noninterest income were largely attributable to the acquisition of Bank of Hiawassee.  Service charges on deposit accounts was higher due to the increased number of demand deposit accounts which generate monthly service charges and non-sufficient (“NSFs”) funds fees on overdrafts. However, recent legislation limiting the assessment of NSF fees from overdrafts generated from debit cards beginning in the third quarter of 2010 will have an adverse impact on future fee income on deposit accounts.  The Company is working to lessen the negative impact of this legislation by asking customers to “opt-in” to allowing overdrafts on their debit cards.  Mortgage banking income was lower in the second quarter of 2010.  However, substantial decreases in long-term residential interest rates toward the end of the second quarter resulted in increased mortgage activity and fee income. Commissions on sales of financial products were higher largely due to increased activity and additional fees generated from Bank of Hiawassee.  Income from bank-owned life insurance increased due to improved performance of the life insurance policies.  The gain on acquisition was an adjustment to the $18.7 million gain that was booked in the first quarter of 2010 as a result of the acquisition of Bank of Hiawassee.  This gain may be adjusted for a period of up to one year as additional information about the fair value of the assets acquired and liabilities assumed is received. The gain on sale of investments was lower during the second quarter of 2010, due to the fact that there were fewer investments sold at a gain as compared to the second quarter of 2009.  During the second quarter of 2010, the Company sold $12.7 investment securities compared to the sale of $21.5 million in investment securities during the second quarter of 2009.  These sales were primarily for the purpose of shortening the duration of the investment portfolio and reduce the adverse effects on rising rates on the Company’s equity position.  Other income increased primarily due to an increase in the fair value adjustment on deferred compensation assets, which is directly offset by a corresponding decrease in noninterest expense, resulting in no net impact on earnings and additional income generated from the Bank of Hiawassee.

Noninterest expense.  Noninterest expense increased by $2.0 million, or 38.9%, to $7.3 million for the quarter ended June 30, 2010.  The following table presents the detail of noninterest expense for the three-month periods ending June 30, 2010 and June 30, 2009.

	Three Months Ended
	June 30, 2010	June 30, 2009	Variance
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$3,652	$2,526	$1,126
Occupancy and equipment expense	1,039	652	387
Advertising	93	110	(17)
Professional services	233	237	(4)
Data processing	190	131	59
Deposit insurance	354	491	(137)
Amortization of intangible assets	154	81	73
Valuation adjustment on other real estate owned	210	50	160
Impairment on investment securities	-	91	(91)
Acquisition and integration expenses	94	-	94
Other expenses	1,260	870	390
Total noninterest expense	$7,279	$5,239	$2,040

The primary reason for the increases in noninterest expense was the acquisition and integration of Bank of Hiawassee.  Compensation and benefits increased due to the increased number of employees resulting from the Bank of Hiawassee acquisition.  The Company will consolidate the data processing and back office functions of the Bank of Hiawassee into the existing Citizens South Bank systems which will result in a reduction of employees during the third quarter of 2010.  Occupancy and equipment expense also increased due to the acquisition of Bank of Hiawassee which added five branch offices and an operations center.  These offices are currently leased from the FDIC.  The Company plans to purchase the existing branch offices and related equipment from the FDIC during the third quarter of 2010.  Data processing increased due to the operation of two separate data processing systems resulting from the acquisition.  The acquired data processing system is expected to be converted into the existing data processing system in the third quarter of 2010.  Deposit insurance decreased during the second quarter of 2010 due to the fact that the Company was charged a special assessment of $380,000 during the second quarter of 2009.  The FDIC charged all FDIC-insured institutions a special assessment of five basis points on total assets as of June 30, 2009, in order to recapitalize the insurance fund.  Amortization of intangible assets was higher due to the amortization expense related to the $1.6 million core deposit intangible that was created as a result of the acquisition.  This intangible asset is being amortized over an eight-year period using the accelerated method.  The increased number of foreclosed properties and the lower real estate values resulted in the increased valuation adjustment on other real estate owned.  Acquisition and integration expenses were related to costs associated with the Bank of Hiawassee acquisition.  Other expenses increased primarily as a result of higher collection costs and expenses associated with the Company’s other real estate owned.  These expenses include the payment of delinquent taxes, insurance, and maintenance.

Income taxes.  The Company recognized an income tax benefit of $108,000 for the quarter ended June 30, 2010, compared to a benefit of $155,000 for the quarter ended June 30, 2009.  The decrease in the benefit was largely due to the fact that a smaller portion of the Company’s income was generated from tax-advantaged sources.  The Company generates nontaxable income from interest earned on bank-qualified municipal securities and loans and increases in cash value on bank-owned life insurance policies in order to reduce its overall tax burden.  However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate will increase.

Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009

General.  Net income available to common stockholders for the six months ended June 30, 2010, amounted to $10.1 million, or $1.20 per diluted share, as compared to net income of $258,000, or $0.03 per diluted share, for the six months ended June 30, 2009.  This increase was largely due to a $19.3 million pre-tax gain on the acquisition of Bank of Hiawassee, which resulted in an after-tax gain of $11.9 million for the first six months of 2010.  Partly offsetting this gain was a $3.2 million increase in the loan loss provision arising as a result of a slowing local economy and $881,000 of expenses related to the acquisition and integration of the Bank of Hiawassee acquisition.  Also, the results of operations include the acquired assets and assumed liabilities of Bank of Hiawassee following the March 19, 2010, acquisition date.

Net interest income.  Net interest income increased by $3.4 million, or 32.8%, to $13.7 million for the first six months of 2010 as compared to $10.3 million for the first six months of 2009. The Company’s net interest margin increased by 47 basis points to 3.34% for the six months ended June 30, 2010, compared to 2.87% for the six months ended June 30, 2009.  This increase in the net interest margin was the result of the cost of funds falling at a faster rate than the yield on assets. While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, the Federal Reserve Board’s action to lower short-term interest rates by 200 basis points in the fourth quarter of 2008 had a more pronounced negative impact in the first six months following the decrease.  The short-term negative effects of this decrease in short-term interest rates have been mostly offset by time deposits that matured over the next 12 months and repriced at a lower cost to the Company.  As a result, the Company’s net interest margin has increased for five consecutive quarters.

Interest income increased by $1.8 million, or 9.4%, to $21.2 million for the first six months of 2010, primarily as a result of the increased interest-earning assets acquired in the Bank of Hiawassee transaction which was partly offset by a decrease in short-term market interest rates.  The Company’s average interest-earning assets increased by $94.7 million, or 12.7%, to $840.6 million largely due to the acquisition.  Partly offsetting the effects of the increase in average interest-earning assets, the Company’s average yield on interest-earning assets decreased by 33 basis points over the comparable periods to 4.99% for the six months ended June 30, 2010.

Interest expense decreased by $1.6 million, or 17.4%, for the comparable periods to $7.5 million for the first six months of 2010.  This decrease in interest expense was largely due to lower market interest rates, which resulted in an 85 basis point decrease in the average cost of funds to 1.87% for the six months ended June 30, 2010.  Partly offsetting the positive effects of lower cost of funds, the Company’s average interest-bearing liabilities increased by $119.6 million, or 17.6%, to $798.3 million for the six months ended June 30, 2010. Average interest-bearing liabilities increased primarily as a result of the acquisition.

Provision for loan losses.  Due to the general weakness in the local economy and an increase in nonperforming assets, the Company increased its provision for loan losses to $6.1 million for the first six months of 2010 compared to $2.9 million for the first six months of 2009.  As a result, the allowance for loan losses was $9.8 million, or 1.62% of total loans, as of June 30, 2010, compared to $8.7 million, or 1.38% of total loans, as of June 30, 2009.  While the Company’s credit quality continues to compare favorably with industry peers, the continued decline in local economic conditions has resulted in an upward trend in the Company’s loan delinquency ratios.   The Company’s ratio of nonperforming non-covered assets to total assets increased from 1.49% at June 30, 2009, to 1.97% at June 30, 2010. A substantial portion of the Company’s nonperforming non-covered loans at June 30, 2010, was secured by real estate located in the Company’s normal lending market.  Net chargeoffs of non-covered loans totaled $2.4 million, or 1.61% of average non-covered loans annualized, during the first six months of 2010 compared to $2.0 million, or 1.28% of average non-covered loans, during the first six months of 2009. Based on minor improvements in the local economy, management believes that its problem loans are manageable.  However, management expects that the Company will continue to experience larger than normal loan loss provisions for the remainder of 2010 and possibly beyond.

Noninterest income.  Noninterest income increased by $19.4 million to $22.7 million for the six months ended June 30, 2010, as compared to $3.3 million for the six months ended June 30, 2009. The following table presents the detail of noninterest income for the six-month periods ending June 30, 2010 and June 30, 2009.

	Six Months Ended
	June 30, 2010	June 30, 2009	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,761	$1,569	$192
Mortgage banking income	567	760	(193)
Other loan fees	131	138	(7)
Commissions on sales of financial products	306	94	212
Income from bank-owned life insurance	432	368	64
Gain from acquisition	19,338	-	19,338
Gain on sale of investments	44	308	(264)
Loss on sale of other assets	(266)	(244)	(22)
Other income	418	272	146
Total noninterest income	$22,731	$3,265	$19,466

The increases in noninterest income were largely attributable to the acquisition of Bank of Hiawassee.  Service charges on deposit accounts was higher due to the increased number of demand deposit accounts which generate monthly service charges and non-sufficient (“NSFs”) funds fees on overdrafts. However, recent legislation limiting the assessment of NSF fees from overdrafts generated from debit cards beginning in the third quarter of 2010 will have an adverse impact on future fee income on deposit accounts.  The Company is working to lessen the negative impact of this legislation by asking customers to “opt-in” to allowing overdrafts on their debit cards.  Mortgage banking income was lower in the first half of 2010.  However, substantial decreases in long-term mortgage interest rates toward the end of the first half of 2010 resulted in increased mortgage activity and fee income. Commissions on sales of financial products were higher largely due to increased activity and additional fees generated from Bank of Hiawassee.  Income from bank-owned life insurance increased due to improved performance of the life insurance policies.  The gain on acquisition was due to the acquisition of Bank of Hiawassee in the first quarter of 2010.  This gain may be adjusted for a period of up to one year as additional information about the fair value of the assets acquired and liabilities assumed is received. The gain on sale of investments was lower during the first half of 2010 due to the fact that the investments sold during the first half of 2009 had larger gains than those investment securities sold during the first half of 2010.  During the first half of 2010, the Company sold $22.1 million of investment securities compared to the sale of $21.6 million in investment securities during the first half of 2009.  These sales were primarily for the purpose of shortening the duration of the investment portfolio and reduce the adverse effects on rising rates on the Company’s equity position.  Other income increased primarily due to an increase in the fair value adjustment on deferred compensation assets, which is directly offset by a corresponding decrease in noninterest expense, resulting in no net impact on earnings and additional income generated from the Bank of Hiawassee.

Noninterest expense. Noninterest expense increased by $3.4 million, or 34.0%, to $13.6 million for the six months ended June 30, 2010.  The following table presents the detail of noninterest expenses for the six months ended June 30, 2010 and June 30, 2009.

	Six Months Ended
	June 30, 2010	June 30, 2009	Variance
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$6,295	$5,018	$1,277
Occupancy and equipment expense	1,722	1,326	396
Advertising	150	188	(38)
Professional services	467	474	(7)
Data processing	331	259	72
Deposit insurance	614	593	21
Amortization of intangible assets	218	162	56
Valuation adjustment on other real estate owned	694	175	519
Impairment on investment securities	-	214	(214)
Acquisition and integration expenses	882	-	882
Other expenses	2,262	1,767	495
Total noninterest expense	$13,635	$10,176	$3,459

The primary reason for the increases in noninterest expense was the acquisition and integration of Bank of Hiawassee.  Compensation and benefits increased due to the increased number of employees resulting from the Bank of Hiawassee acquisition.  The Company will consolidate the data processing and back office functions of the Bank of Hiawassee into the existing Citizens South Bank systems which will result in a reduction of employees during the third quarter of 2010.  Occupancy and equipment expense also increased due to the acquisition of Bank of Hiawassee which added five branch offices and an operations center.  These offices are currently leased from the FDIC.  The Company plans to purchase the existing branch offices and related equipment from the FDIC during the third quarter of 2010.  Data processing increased due to the operation of two separate data processing systems resulting from the acquisition.  The acquired data processing system is expected to be converted into the existing data processing system in the third quarter of 2010.  Amortization of intangible assets was higher due to the amortization expense related to the $1.6 million core deposit intangible that was created as a result of the acquisition.  This intangible asset is being amortized over an eight-year period using the accelerated method.  The increased number of foreclosed properties and the lower real estate values resulted in the increased valuation adjustment on other real estate owned.  Acquisition and integration expenses were related to costs associated with the Bank of Hiawassee acquisition.  The integration of Bank of Hiawassee is expected to be completed in the third quarter of 2010.  Other expenses increased primarily as a result of higher collection costs and expenses associated with the Company’s other real estate owned.  These expenses include the payment of delinquent taxes, insurance, and maintenance.

Income taxes. Income taxes amounted to $6.0 million for the six months ended June 30, 2010, compared to a benefit of $216,000 for the six months ended June 30, 2009.  This increase was largely due to the $16.2 million increase in income before income taxes.  The Company’s effective tax rate for the first six months of 2010 was 36.4%, which is higher than its historical effective tax rate due to the fact that a significant portion of the Company’s income generated during the six-month period was not generated from tax-advantaged sources.  The Company generates nontaxable income from interest earned on bank-qualified municipal securities and loans and increases in cash value on bank-owned life insurance policies in order to reduce its overall tax burden.  However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate will increase.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $63.8 million available to draw from its line of credit with the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies, or Government Sponsored Enterprises) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $16.0 million available from an unsecured federal funds accommodation with Pacific Coast Bankers Bank (“PCBB”).  PCBB is the Company’s primary correspondent bank. The federal funds facility is for a term of 12 months and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this facility are generally repaid on a daily basis at a rate determined by PCBB based on their marginal cost of funds.  Advances are limited to not more than 10 consecutive days at a time.  The Company may also solicit brokered deposits for providing funds for asset growth.  As of June 30, 2010, the Company had outstanding brokered deposits of $99,000, which were acquired  from the acquisition of another financial institution.  The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At June 30, 2010, the Company had loan commitments of $25.8 million, unused lines of credit of $92.6 million, and undisbursed construction loan proceeds of $980,000.  The Company believes that it has adequate resources to fund loan commitments and lines of credit as they arise.  The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing.

Capital Resources

Effective March 17, 2010, the Company entered into a Securities Purchase Agreement with accredited investors, pursuant to which the Company raised $15.0 million of capital through the sale of 1,490,000 shares of the Company’s common stock at a purchase price of $4.50 per share and 8,280 shares of a newly authorized preferred stock designated as Mandatorily Convertible Cumulative, Non-Voting Perpetual Preferred Stock, Series B, at a purchase price of $1,000 per share.  Effective June 28, 2010, each share of Series B Preferred Stock converted into the Company’s common stock at an initial conversion price of $4.50 per share of common stock, resulting in the issuance of 1,839,999 shares of common stock (see PART II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for additional details).

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

The Bank’s actual capital levels and regulatory capital ratios as of June 30, 2010, are presented in the following table.

			Minimum Requirements to
	Actual		be Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	$112,714	16.78%	$67,181	10.00%
Tier 1 capital (to risk-weighted assets)	104,294	15.52%	40,309	6.00%
Tier 1 capital (to adjusted total assets)	104,294	9.74%	53,550	5.00%
Tangible capital (to adjusted total assets)	104,294	9.74%	32,130	3.00%

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2010, in the Private Placement, the Company issued and sold 1,490,400 shares of its common stock at a purchase price of $4.50 per share and 8,280 shares of Series B Preferred Stock at a purchase price of $1,000 per share. The Private Placement was made pursuant to the Purchase Agreement and was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Each share of Series B Preferred Stock converted into shares of common stock at the conversion price of $4.50 per share (subject to certain anti-dilution adjustments) effective June 28, 2010, resulting in the issuance of 1,839,999 shares of common stock.

During the three-month period ended June 30, 2010, the Company did not repurchase any shares of common stock.  As of June 30, 2010, the Company had 190,524 shares remaining to be repurchased under its most recent stock repurchase plan.  On December 12, 2008, the Company entered into a Letter Agreement with the U.S. Treasury pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant to purchase 428,870 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $7.17.  As a condition for issuing the preferred stock, the U.S. Treasury limited the Company’s ability to repurchase common stock of the Company and increase its dividend payments to stockholders without receiving prior approval from the U.S. Treasury.   As a result, future repurchases of Company common stock are not anticipated while the Series A Preferred Stock is outstanding.

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

Citizens South Banking Corporation

Date: August 13, 2010                                                                           By:    /s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: August 13, 2010                                                                           By:    /s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer