Form 10-Q
period 2010-09-30
CITIZENS SOUTH BANKING CORP
filed 2010-11-12
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Citizens South Banking Corporation
Index

Page

PART I.  FINANCIAL INFORMATION

Part I.   Financial Information
Item 1.  Financial Statements

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010	December 31, 2009
(Dollars in thousands, except per share)	(unaudited)

ASSETS
Cash and cash equivalents:
Cash and due from banks	$16,792	$8,925
Interest-earning bank balances	137,352	44,255
Cash and cash equivalents	154,144	53,180
Investment securities available for sale, at fair value	71,293	50,990
Investment securities held to maturity, at amortized cost	15,962	32,380
Federal Home Loan Bank stock, at cost	5,938	4,149
Presold loans in process of settlement	3,100	-
Loans:
Covered by FDIC loss-share agreements	160,327	-
Not covered by FDIC loss-share agreements	594,413	610,201
Allowance for loan losses	(10,752)	(9,189)
Net loans	743,988	601,012
Other real estate owned	11,740	5,067
Premises and equipment, net	23,972	15,436
FDIC loss share receivable	30,608	-
Accrued interest receivable	3,028	2,430
Bank-owned life insurance	18,107	17,522
Intangible assets	1,834	570
Other assets	3,844	8,796
Total assets	$1,087,558	$791,532

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing demand	$70,908	$45,830
Interest-bearing demand	162,249	113,564
Money market accounts	147,269	118,687
Savings	17,021	10,584
Time deposits	468,339	320,680
Total deposits	865,786	609,345
Securities sold under repurchase agreements	9,785	8,970
Borrowings	101,236	97,629
Other liabilities	15,069	3,266
Total liabilities	991,876	719,210

Commitments and contingencies

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 1,000,000 shares;
Issued and outstanding: 20,500 shares	20,651	20,589
Common stock, $0.01 par value, Authorized: 20,000,000 shares;
Issued: 11,011,414 and 9,062,727 shares respectively;
Outstanding: 10,964,146 and 7,526,854 shares respectively	124	91
Additional paid-in-capital	63,018	48,528
Retained earnings, substantially restricted	11,791	3,411
Accumulated other comprehensive income (loss)	98	(297)
Total shareholders' equity	95,682	72,322
Total liabilities and shareholders' equity	$1,087,558	$791,532

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
(Dollars in thousands, except per share data)

Interest Income:
Interest and fees on loans	$10,757	$8,413	$30,243	$25,350
Investment securities:
Taxable interest income	620	775	1,914	2,703
Tax-exempt interest income	131	301	509	920
Other interest income	88	28	236	46
Total interest income	11,596	9,517	32,902	29,019
Interest Expense:
Demand deposits and savings	684	636	2,053	2,034
Time deposits	2,018	2,155	5,818	7,481
Securities sold under repurchase agreements	27	43	83	144
Borrowings	1,061	1,113	3,312	3,336
Total interest expense	3,790	3,947	11,266	12,995

Net interest income	7,806	5,570	21,636	16,024
Provision for loan losses	3,000	3,975	9,050	6,825
Net interest income after provision for loan losses	4,806	1,595	12,586	9,199
Noninterest Income:
Service charges on deposit accounts	1,132	859	2,893	2,428
Mortgage banking income	461	215	1,028	975
Commissions on sales of financial products	53	43	359	137
Income from bank-owned life insurance	196	202	627	570
Gain from acquisition	193	-	19,531	-
Gain on sale of investments, available for sale	305	973	349	1,281
Loss on sale of other assets	(185)	(21)	(451)	(265)
Other income	135	194	554	466
Total noninterest income	2,290	2,465	24,890	5,592
Noninterest Expense:
Compensation and benefits	3,774	2,570	10,069	7,588
Occupancy and equipment expense	732	632	2,454	1,958
Advertising and business development	80	115	233	303
Professional services	262	233	729	707
Data processing fees	179	130	513	389
FDIC deposit insurance	355	232	969	825
Amortization of intangible assets	154	81	372	243
Valuation adjustment on other real estate owned	393	-	1,088	175
Impairment on investment securities	-	333	-	547
Acquisition and integration expenses	141	-	1,022	-
Other expenses	1,711	903	3,968	2,670
Total noninterest expense	7,781	5,229	21,417	15,405

Income before income tax expense (benefit)	(685)	(1,169)	16,059	(614)
Income tax expense (benefit)	(413)	(672)	5,680	(887)
Net income (loss)	(272)	(497)	10,379	273
Dividends on preferred stock	256	262	769	774

Net income (loss) available to common shareholders	$(528)	$(759)	$9,610	$(501)

Net income (loss) per common share:
Basic	$(0.05)	$(0.10)	$1.04	$(0.07)
Diluted	(0.05)	(0.10)	1.04	(0.07)

Weighted average common shares outstanding:
Basic	10,844,386	7,419,206	9,260,762	7,405,199
Diluted	10,844,386	7,419,206	9,260,762	7,405,199

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred	Common	Paid-in	Substantially	Comprehensive	Shareholders'
	Stock	Stock	Capital	Restricted	Income (Loss)	Equity
(Dollars in thousands)

Balances, January 1, 2009	$20,507	$91	$48,009	$36,088	$25	$104,720

Comprehensive results:
Net income	-	-	-	273	-	273
Other comprehensive results, net of tax	-	-	-	-	539	539
Accretion of discount on preferred stock	62	-	-	(62)	-	-
Allocation from shares purchased with loan to ESOP	-	-	137	-	-	137
Vesting of Recognition and Retention Plan (RRP)	-	-	251	-	-	251
Stock-based compensation	-	-	79	-	-	79
Stock options exercised	-	-	20	(20)	-	-
Preferred stock dividends	-	-	-	(774)	-	(774)
Cash dividends paid ($0.165 per common share)	-	-	-	(1,235)	-	(1,235)
						-
Balances, September 30, 2009	$20,569	$91	$48,496	$34,270	$564	$103,990

Balances, January 1, 2010	$20,589	$91	$48,528	$3,411	$(297)	$72,322

Comprehensive results:
Net income	-	-	-	10,379	-	10,379
Other comprehensive results, net of tax	-	-	-	-	395	395
Issuance of 1,490,400 shares of common stock	-	15	5,745	-	-	5,760
Issuance of 8,280 shares of preferred stock	8,280	-	-	-	-	8,280
Conversion of 8,280 shares of preferred stock to 1,839,999 shares of common stock	(8,280)	18	8,262	-	-	-
Accretion of discount on preferred stock	62	-	-	(62)	-	-
Allocation from shares purchased with loan to ESOP	-	-	137	-	-	137
Vesting of RRP	-	-	272	-	-	272
Stock-based compensation	-	-	74	-	-	74
Preferred stock dividends	-	-	-	(769)	-	(769)
Cash dividends paid ($0.12 per common share)	-	-	-	(1,167)	-	(1,167)
						-
Balances, September 30, 2010	$20,651	$124	$63,018	$11,792	$98	$95,683

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Nine Months Ended
	September 30, 2010	September 30, 2009
(Dollars in thousands)

Cash flows from operating activities:
Net income	$10,379	$273
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	9,050	6,825
Depreciation of premises and equipment	934	785
Impairment of securities	-	547
Gain on sale of investment securities available-for-sale	(349)	(1,281)
Loss on sale of other assets	451	265
Gain on acquisition	(19,531)	-
Valuation adjustment on other real estate owned	1,088	175
Net purchase accounting adjustments - discount accretion	652	-
Deferred loan origination fees	59	(23)
Amortization of intangible assets	372	243
Allocation of shares to the ESOP	137	137
Stock-based compensation expense	74	79
Vesting of shares issued for the RRP	272	251
Decrease in accrued interest receivable	581	292
(Increase) decrease in other assets	6,171	(3,940)
Increase (decrease) in other liabilities	3,752	(2,259)
Net cash provided by operating activities	14,092	2,369

Cash flows from investing activities:
Net decrease in loans	30,469	4,567
Net increase in loans available for sale	(3,099)	-
Proceeds from sales of securities available for sale	43,109	47,977
Proceeds from sales of premises and equipment	-	815
Proceeds from sales of other real estate owned	4,634	2,185
Proceeds from maturities/issuer calls of securities available for sale	20,076	15,911
Proceeds from maturities/issuer calls of securities held to maturity	30,015	-
Purchases of securities available for sale	(60,188)	(32,183)
Purchases of securities held to maturity	(13,597)	(11,086)
Net cash received in acquisition	95,058	-
Redemption of FHLB stock	458	644
Purchases of premises and equipment	(9,263)	(135)
Net cash provided by investment activities	137,672	28,695

Cash flows from financing activities:
Net increase (decrease) in deposits	(35,778)	20,127
Cash dividends paid to common stockholders	(1,167)	(1,235)
Cash dividends paid to preferred stockholders	(769)	(774)
Issuance of common stock	14,040	-
Repayment of borrowed money	(27,162)	(13,654)
Increase (decrease) in advances from borrowers for insurance and taxes	36	(89)
Net cash provided by (used in) financing activities	(50,800)	4,375

Net increase in cash and cash equivalents	100,964	35,439
Cash and cash equivalents at beginning of year	53,180	10,057
Cash and cash equivalents at end of year	$154,144	$45,496

Supplemental non-cash investing activity:
Foreclosed loans transferred to other real estate owned	$10,795	$3,330

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

In management’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim financial statements as of and for the three- and nine-month periods ended September 30, 2010 and 2009 and have been included as required by Regulation S-X Rule 10-01.  The accompanying unaudited consolidated financial statements include the accounts of Citizens South Banking Corporation (the “Company”) and its wholly-owned subsidiary, Citizens South Bank (the “Bank”).  All significant intercompany transactions have been eliminated in consolidation.  Certain amounts reported in prior periods have been reclassified to conform to the current presentation.  Such reclassifications had no effect on total assets, net income, or shareholders’ equity as previously reported.  Results for the three- and nine-month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2010.

Note 2 - Recent Accounting Pronouncements

A summary of the accounting policies followed by the Company may be found in Note 1 – Summary of Significant Accounting Policies in the 2009 Annual Report on Form 10-K filed with the SEC.  Updates to the significant accounting policies are made as new or revised accounting pronouncements are made. The following paragraphs update that information.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance under Account Standards Codification Topic 820, “Fair Value Measurements and Disclosures”, requiring improved disclosures of significant transfers in and out of fair value hierarchy levels, and the reasons for the transfers, and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs.  Certain additional disclosures are now required in interim and annual periods to discuss the inputs and valuation techniques used to measure fair value. The FASB’s objective is to improve these disclosures and increase the transparency in financial reporting. The Company has applied the new disclosure requirements as of January 1, 2010.  Except for the additional disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, this guidance will be effective for periods beginning after December 15, 2010.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements.  The amendment removed the requirement to disclose the date through which subsequent events have been evaluated, and became effective immediately upon issuance and is to be applied prospectively.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. The guidance provides that if loans meet the criteria to be accounted for within a pool, modification of one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment.  The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires the Company to provide more information about the credit quality of its financing receivables, such as aging information, past due information, information regarding loans modified in a troubled debt restructuring and other credit quality indicators, in the disclosures to its financial statements.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how the entity develops its allowance for credit losses and how it manages its credit exposure.  The required disclosures are effective for interim and annual periods ending on or after December 15, 2010.  The Company will provide all required disclosures beginning with the Annual Report on Form 10-K for the year ended December 31, 2010.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to September 30, 2010. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – FDIC-Assisted Acquisition

On March 19, 2010, Citizens South Bank, the wholly-owned subsidiary of Citizens South Banking Corporation, entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Bank of Hiawassee, to acquire substantially all of the assets and assume substantially all of the liabilities of Bank of Hiawassee (the “acquisition”). The Bank of Hiawassee was a Georgia state-chartered bank headquartered in Hiawassee, Georgia, and operated five full-service offices in the North Georgia area.  This acquisition extended the Bank’s geographic footprint outside of the Charlotte metropolitan area, providing geographic diversification for future loan and deposit growth.

The acquired loans, also referred to as “covered loans,” are covered by two loss-share agreements between the FDIC and the Bank, which afford the Bank significant protection against future loan losses.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, five years for losses on all other loans and eight years for recoveries on all other loans. The Bank recorded an estimated receivable from the FDIC in the amount of $36.3 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.  New loans made after the acquisition date are not covered by the FDIC loss-share agreements.

The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values.  Management engaged an independent third party to assist in determining the fair value of these acquired financial instruments.  These fair value determinations, which involved significant assumptions and judgment by management, are considered preliminary and may be adjusted for a period of one year after the acquisition as relevant information becomes available regarding the estimated fair value on the date of acquisition. After applying purchase accounting adjustments to the acquired assets and liabilities, the Company recognized a $19.3 million pre-tax gain from the acquisition which was included as a component of noninterest income.  Citizens South Bank received a $33.0 million discount on the assets acquired and paid a $2.5 million, or 1%, deposit premium, resulting in net proceeds of $30.5 million to Citizens South Bank funded by the FDIC.   Also, as a part of this acquisition, the Company recorded a $1.6 million core deposit intangible that will be amortized over an eight-year period under the accelerated method. The operating results of Citizens South Banking Corporation for the three and nine month periods ended September 30, 2010, includes the results of the acquired assets and assumed liabilities from the date of acquisition.

A summary of the net assets received from the FDIC and the estimated fair value adjustments resulting in an initial after tax gain of $11.5 million are as follows:

March 19, 2010
(Dollars in thousands)

Cash payment from FDIC	$66,400
Book value of net assets/liabilities assumed	(35,251)
Fair value adjustments:
Loans	(46,702)
FDIC indeminfication asset	36,301
Other real estate owned	(83)
Core deposit intangible	1,637
Time deposits	(768)
Borrowed money	(1,583)
Other liabilities	(1,218)
Deferred tax liability	(7,222)
Net after tax gain on acquisition	$11,511

The assets acquired and liabilities assumed in the acquisition are as follows:

March 19, 2010
(Dollars in thousands)

Assets Acquired
Cash and due from banks	$95,058
Investment securities, available for sale	22,309
Loans	183,207
FDIC indemnification asset	36,301
Other real estate owned	1,076
Core deposit intangible	1,637
Other assets	3,741
Total assets acquired	$343,329

Liabilities Assumed
Deposits	$292,219
Borrowings	31,582
Deferred tax liabilities	7,222
Other liabilities	795
Total liabilities assumed	$331,818

Net Assets Acquired	$11,511

Note 4 – Issuance of Common and Preferred Stock

The Company entered into a Securities Purchase Agreement, as amended, effective as of March 17, 2010 (the “Purchase Agreement”), with accredited investors (collectively, the “Investors”), pursuant to which the Company raised, in the aggregate, approximately $15.0 million through direct sales to such Investors of equity securities of the Company (the “Private Placement”). The Private Placement was completed on March 17, 2010. Under the terms of the Purchase Agreement, the Investors purchased, in the aggregate, 1,490,400 shares of the Company’s common stock at a purchase price of $4.50 per share and 8,280 shares of a newly authorized series of the Company’s preferred stock, designated as Mandatorily Convertible Cumulative, Non-Voting Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) at a purchase price and liquidation preference of $1,000 per share. After the receipt of certain approvals, each share of the Series B Preferred Stock converted into the Company’s common stock effective June 29, 2010, at a conversion price of $4.50 per share of common stock. Upon conversion of the 8,280 shares of Series B Preferred Stock, 1,839,999 additional shares of the Company’s common stock were issued to the Investors.

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

The following is a reconciliation of the diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2010 and 2009:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)

Net income (loss) available to common shareholders	$(528)	$(759)	$9,610	$(501)

Basic EPS	$(0.05)	$(0.10)	$1.04	$(0.07)

Shares used in the computation of basic EPS:
Weighted avg. number of shares outstanding	10,844,386	7,419,206	9,260,762	7,405,199

Incremental shares from assumed exercise of stock options and restricted stock	-	-	-	-
Weighted average number of shares outstanding - diluted	10,844,386	7,419,206	9,260,762	7,405,199

Diluted EPS	$(0.05)	$(0.10)	$1.04	$(0.07)

For the three- and nine-month periods ended September 30, 2010 and 2009, options to purchase 797,927 shares and 796,967 shares, respectively, were excluded from the calculation of diluted earnings per share because the option exercise price exceeded the average closing price of the associated shares of common stock during the respective periods.

Note 6 – Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and other comprehensive income. The Company’s other comprehensive income and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investment securities. Information concerning the Company’s other comprehensive income for the three- and nine-month periods ended September 30, 2010 and 2009 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)

Net income (loss)	$(272)	$(497)	$10,379	$273

Other comprehensive income:
Investment securities, available for sale:
Unrealized holding gains arising during period	422	2,176	992	2,158
Tax expense	(163)	(839)	(382)	(832)
Reclassification for realized gains included in net income	(305)	(973)	(349)	(1,281)
Tax benefit	118	375	135	494
Other comprehensive income	72	739	395	539
Total comprehensive income	$(200)	$242	$10,774	$812

Note 7 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair values of investment securities as of September 30, 2010 and December 31, 2009, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
September 30, 2010
Available for sale:
U.S. Government Agency obligations	$15,304	$39	$-	$15,343
Municipal bonds	8,165	188	1	8,352
Mortgage-backed securities	44,500	355	10	44,845
Other securities	3,166	105	518	2,753
Subtotal	71,135	687	529	71,293

Held to maturity:
U.S. Government Agency obligations	6,484	62	-	6,546
Mortgage-backed securities	9,478	1,003	-	10,481
Subtotal	15,962	1,065	-	17,027

Total at September 30, 2010	$87,097	$1,752	$529	$88,320

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
December 31, 2009
Available for sale:
U.S. Government Agency obligations	$9,000	$32	$13	$9,019
Municipal bonds	20,118	98	345	19,871
Mortgage-backed securities	19,258	216	115	19,359
Other securities	3,098	141	498	2,741
Subtotal	51,474	487	971	50,990

Held to maturity:
U.S. Government Agency obligations	26,464	84	305	26,243
Mortgage-backed securities	5,916	117	-	6,033
Subtotal	32,380	201	305	32,276

Total at December 31, 2009	$83,854	$688	$1,276	$83,266

The Bank pledges investment securities as collateral for public deposits.  These pledged investments totaled $15.6 million at December 31, 2009 and $31.7 million at September 30, 2010.

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

For the nine-month period ended September 30, 2010, total loans increased by $144.5 million, or 23.7%, to $754.7 million.  These loans are comprised of $594.4 million of non-covered loans and $160.3 million of loans covered by the FDIC loss-share agreements.  The following is a summary of non-covered loans outstanding by category at the periods presented:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Non-covered Loans:
One-to-four family residential	$102,266	$90,666
Construction	11,229	22,325
Multi-family residential	23,678	25,577
Commercial real estate	308,141	315,563
Commercial business	34,770	38,442
Consumer	114,795	117,473
Gross non-covered loans	594,879	610,046
Less:
Deferred loan fees, net and other items	466	(155)
Net non-covered loans	$594,413	$610,201

The following is a summary of non-covered construction loans outstanding at the respective dates:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Construction loans:
One-to-four family residential owner-occupied	$524	$1,109
One-to-four family residential speculative	5,889	10,911
Commercial	4,816	10,305
Total construction loans	$11,229	$22,325

        The following is a summary of non-covered commercial real estate loans at the periods presented:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial real estate loans:
Residential acquisition and development	$26,094	$35,694
Commercial land	40,620	40,191
Other commercial real estate	241,427	239,678
Total commercial real estate loans	$308,141	$315,563

Note 9 - Allowance for Loan Losses and Nonperforming Assets

The Company has established a systematic methodology for determining the adequacy of the allowance for loan losses.  This methodology is set forth in a formal policy and considers all non-covered loans in the portfolio.  Loans totaling $160.3 million that are covered under the FDIC loss-share agreements are not included in the Company’s evaluation of the adequacy of loan loss allowances since potential losses are covered up to at least 80% by the FDIC.  These covered loans were recorded at their estimated fair value at the time of the acquisition, resulting in a discount of $46.7 million, or 20.3%, of their contractual balance at the time of the acquisition.  The Company evaluates impairment of its non-covered residential mortgage and consumer loans on a collective basis, while non-covered commercial and construction loans are evaluated individually for impairment.  The Company identifies a non-covered loan as impaired when it is probable that principal and interest will not be collected according to the contractual terms of the loan agreement.  At September 30, 2010, management determined that non-covered impaired loans totaled $14.8 million, net of writedowns of $5.2 million.  These impaired loans also had specific valuation allowances totaling $1.1 million.  At December 31, 2009, management determined that non-covered impaired loans totaled $20.7 million, net of writedowns of $4.1 million. These impaired loans had valuation allowances totaling $2.3 million.

Specific allowances are established for certain individual non-covered loans that management considers impaired.  The remainder of the portfolio of non-covered loans is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of September 30, 2010, the allowance for loan losses was $10.8 million, or 1.81% of total non-covered loans.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining non-covered loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  A reconciliation of the allowance for loan losses is as follows:

		Three Months		Nine Months
		Ended September 30,		Ended September 30,
		2010	2009	2010	2009
		(Dollars in thousands)

Balance - Beginning of period		$9,797	$8,685	$9,189	$8,025
Add:	Provision for loan losses	3,000	3,975	9,050	6,825
	Loan recoveries	60	3	349	145
Less:	Loan charge-offs	2,105	3,164	7,836	5,496
Balance - End of period		$10,752	$9,499	$10,752	$9,499

The following is a summary of nonperforming assets at the periods presented:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual loans - non-covered	$19,652	$8,135
Accruing non-covered loans past due 90 days or more	169	3,855
Non-covered nonperforming loans	19,821	11,990
Nonperforming loans - covered by FDIC loss-share	22,416	-
Total nonperforming loans	42,237	11,990
Other real estate owned - non-covered	8,557	5,067
Other real estate owned - covered by FDIC loss-share	3,183	-
Total nonperforming assets	$53,977	$17,057

The following is a detail of nonperforming non-covered loans at the periods presented:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

One-to-four family residential	$2,068	$898
Construction loans:
One-to-four family residential owner-occupied	-	-
One-to-four family residential speculative	163	1,048
Commercial real estate loans:
Residential acquisition and development	340	3,419
Commercial land	5,034	3,640
Other commercial real estate	9,566	1,841
Commercial business	720	140
Consumer	1,930	1,004
Total nonperforming non-covered loans	$19,821	$11,990

Note 10 – Deposits

Deposit balances for September 30, 2010 and December 31, 2009 are detailed as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Noninterest-bearing demand	$70,908	$45,830
Interest-bearing demand	162,249	113,564
Money market deposit	147,269	118,687
Savings	17,021	10,584
Time deposits	468,339	320,680
Total deposits	$865,786	$609,345

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

Commitments to extend credit (which includes both fixed and variable rates) are as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Loan commitments
Residential mortgage loans	$17,284	$12,560
Non-residential mortgage loans	5,924	13,656
Commercial loans	760	1,435
Consumer loans	1,034	849
Total loan commitments	$25,002	$28,500

Unused lines of credit
Commercial	$16,641	$18,448
Consumer	75,383	75,261
Total unused lines of credit	$92,024	$93,709

Undisbursed Construction Loan Proceeds	$523	$1,100

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

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Due to the ongoing real estate conditions resulting in inactive markets and limited and unreliable observable inputs, these impaired loans are classified as Level 3.  Presold loans in the process of settlement have a firm commitment from an independent party to purchase the loans in a timely manner are classified as Level 2.

 Other Real Estate Owned –Other real estate owned are adjusted to fair value upon transfer of the loans to other real estate owned. Subsequently, these assets are carried at the lower of carrying value or fair value.  Fair value is based upon a current appraised value less estimated disposition costs or other management estimate.  Due to the ongoing real estate conditions resulting in inactive markets and limited and unreliable observable inputs, these assets are classified as Level 3.

Assets Recorded at Fair Value on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

September 30, 2010
Investment securities, available-for-sale	$-	$68,340	$2,953	$71,293

December 31, 2009
Investment securities, available-for-sale	$-	$48,049	$2,941	$50,990

Assets Recorded at Fair Value on a Nonrecurring Basis:

September 30, 2010
Presold loans in process of settlement	$-	$3,100	$-	$3,100
Impaired loans	-	-	14,776	14,776
Other real estate owned	-	-	11,740	11,740

December 31, 2009
Impaired loans	$-	$-	$20,678	$20,678
Other real estate owned	-	-	5,067	5,067

Note 13 - Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.  For cash and due from banks, interest-earning bank balances, Federal Home Loan Bank stock, presold loans in process of settlement, accrued interest receivable, bank-owned life insurance, demand deposits, money market accounts, savings, and securities sold under repurchase agreements, fair value approximates carrying value due to their short-term nature.  The fair value for investment securities is based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using market prices for similar securities.  Fair value for variable rate loans that reprice frequently is based on the carrying value reduced by an estimate of credit losses inherent in that portion of the portfolio.  Fair value for all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans of comparable terms and credit quality.  Fair value for time deposits are estimated by discounting cash flows from expected maturities using interest rates currently being offered for similar instruments.  The fair value for borrowings is based on discounted cash flows using current interest rates.  The fair value of off-balance sheet financial instruments is not considered to be material, so they are not included in the following table.

In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  The estimates are significantly affected by the assumptions used, including discount rates and estimates of future cash flows.  These estimates may differ substantially from amounts that could be realized in an immediate sale or settlement of the instrument. The Company has used management’s best estimates of fair values of financial instruments based on the above assumptions.  This presentation does not include certain financial instruments, nonfinancial instruments or certain intangible assets such as customer relationships, or core deposit intangibles.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair values of financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$16,792	$16,792	$8,925	$8,925
Interest-earning bank balances	137,352	137,352	44,255	44,255
Investment securities	87,255	88,320	83,370	83,266
Federal Home Loan Bank stock	5,938	5,938	4,149	4,149
Presold loans in process of settlement	3,100	3,100	-	-
Net loans receivable	754,740	755,763	610,201	596,371
Accrued interest receivable	3,028	3,028	2,430	2,430
Bank-owned life insurance	18,107	18,107	17,522	17,522

Financial liabilities:
Demand deposits	233,157	233,157	159,394	159,394
Money market accounts	147,269	147,269	118,687	118,687
Savings	17,021	17,021	10,584	10,584
Time deposits	468,339	475,962	320,680	322,122
Securities sold under repurchase agreements	9,785	9,785	8,970	8,970
Borrowings	101,236	111,485	97,629	93,039

Note 14 – Subsequent Events

On October 18, 2010, the Board of Directors of the Company approved and declared a regular cash dividend of one cent ($0.01) per share of common stock and a 5% stock dividend to stockholders of record as of November 1, 2010, payable on November 15, 2010. The Company has paid cash dividends in each of the 50 quarters since the Company’s conversion to public ownership.

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

The following discussion is provided to assist in understanding and evaluating the Company’s results of operations and financial condition and is designed to provide a general overview of the Company’s performance for the three- and nine-month periods ended September 30, 2010 and 2009.  Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the consolidated financial statements and related notes.  Financial highlights for the comparable periods are presented in the following table.

Quarterly Financial Highlights (unaudited)	2010			2009
	At and For the Quarters Ended
	September 30	June 30	March 31	December 31	September 2009
(Dollars in thousands, except per share data)

Summary of Operations:
Interest income - taxable equivalent	$11,675	$12,308	$9,210	$9,387	$9,656
Interest expense	3,790	4,083	3,393	3,531	3,947
Net interest income - taxable equivalent	7,885	8,225	5,817	5,856	5,709
Less: Taxable-equivalent adjustment	79	114	98	106	139
Net interest income	7,806	8,111	5,719	5,750	5,570
Provision for loan losses	3,000	3,000	3,050	4,155	3,975
Net interest income after loan loss provision	4,806	5,111	2,669	1,595	1,595
Noninterest income	2,290	2,415	20,185	2,381	2,465
Noninterest expense	7,781	7,279	6,356	34,867	5,229
Net income (loss) before income taxes	(685)	247	16,498	(30,891)	(1,169)
Income tax expense (benefit)	(413)	(108)	6,201	(611)	(672)
Net income (loss)	(272)	355	10,297	(30,280)	(497)
Dividends on preferred stock	256	257	257	259	262
Net income (loss) available to common shareholders	$(528)	$98	$10,040	$(30,539)	$(759)

Per Common Share Data:
Net income:
Basic	$(0.05)	$0.01	$1.29	$(4.11)	$(0.10)
Diluted	(0.05)	0.01	1.29	(4.11)	(0.10)
Weighted average shares outstanding:
Basic	10,844,386	9,077,042	7,786,819	7,426,992	7,419,206
Diluted	10,844,386	9,077,042	7,786,819	7,426,992	7,419,206
End of period shares outstanding	10,964,146	10,965,941	9,125,942	7,526,854	7,526,854
Cash dividends declared	$0.04	$0.04	$0.04	$0.04	$0.04
Book value	6.86	6.91	7.39	6.87	11.08
Tangible book value	6.70	6.73	7.16	6.80	7.06

End of Period Balances:
Total assets	$1,087,558	$1,077,431	$1,132,652	$791,532	$820,608
Loans, net of deferred fees	754,740	776,234	787,643	610,201	616,793
Investment securities	87,255	97,678	100,161	83,370	90,174
Interest-earning assets	937,278	927,757	987,669	725,835	734,938
Deposits	865,786	853,526	884,127	609,345	606,614
Shareholders' equity	95,682	96,410	96,390	72,322	103,990

Quarterly Average Balances:
Total assets	$1,080,680	$1,105,788	$873,418	$823,608	$831,268
Loans, net of deferred fees	767,381	780,209	599,826	610,568	624,112
Investment securities	91,425	100,501	89,020	87,061	94,673
Interest-earning assets	915,882	949,130	732,124	736,134	741,974
Deposits	853,902	859,408	614,007	605,608	609,243
Shareholders' equity	96,258	96,282	78,292	103,313	103,913

Financial Performance Ratios (annualized):
Return on average assets	-0.20%	0.04%	4.66%	-14.71%	-0.36%
Return on average common equity	-2.77%	0.56%	73.21%	-146.44%	-3.61%
Noninterest income to average total assets (1)	0.85%	0.87%	9.24%	1.16%	1.19%
Noninterest expense to average total assets (2)	2.88%	2.63%	2.91%	16.93%	2.52%
Efficiency ratio (1) (2)	76.47%	68.41%	24.44%	423.30%	63.97%

Quarterly Financial Highlights (unaudited)	2010			2009
	At and For the Quarters Ended
	September 30	June 30	March 31	December 31	September 2009
(Dollars in thousands, except per share data)

Net Interest Margin (annualized):
Yield on earning assets	4.91%	4.96%	5.02%	4.98%	5.13%
Cost of funds	1.66%	1.72%	2.01%	2.09%	2.30%
Net Interest spread	3.25%	3.24%	3.01%	2.89%	2.83%
Net interest margin (taxable equivalent)	3.42%	3.48%	3.22%	3.12%	3.05%

Credit Quality Information and Ratios:
Past due loans (30-89 days) accruing - non-covered	$6,602	$10,145	$7,003	$10,224	$10,860
Past due loans - non-covered to total non-covered loans	1.11%	1.68%	1.15%	1.68%	1.76%

Past due loans (30-89 days) accruing - covered by FDIC loss-share (3)	$8,701	$5,257	$11,030	-	-
Past due loans - covered to total covered loans	5.43%	3.07%	6.09%	-	-

Allowance for loan losses - beginning of period	$9,796	$9,230	$9,189	$9,499	$8,685
Add: Provision for loan losses	3,000	3,000	3,050	4,155	3,975
Less: Net charge-offs (NCOs)	2,044	2,434	3,009	4,465	3,161
Allowance for loan losses - end of period	10,752	9,796	9,230	9,189	9,499

Allowance for loan losses to total non-covered loans	1.81%	1.62%	1.52%	1.51%	1.54%
Net charge-offs to average non-covered loans (annualized)	1.36%	1.61%	1.98%	2.93%	2.04%
Nonperforming non-covered loans to non-covered loans	3.33%	2.15%	2.26%	1.96%	1.73%
Nonperforming non-covered assets to total assets	2.61%	1.97%	1.69%	2.15%	1.72%
Nonperforming non-covered assets to total non-covered loans and other real estate owned	4.71%	3.46%	3.12%	2.77%	2.28%

Nonperforming Assets (NPAs):
Nonperforming loans:
Non-covered loans:
Residential	$2,068	$1,646	$1,618	$898	$345
Construction	163	896	443	1,048	1,554
Acquisition and development	340	691	2,890	3,419	3,510
Commercial land	5,034	3,252	6,148	3,640	1,884
Other commercial real estate	9,566	4,127	1,422	1,841	2,197
Commercial business	720	742	131	140	-
Consumer	1,930	1,652	1,083	1,004	1,208
Total non-covered nonperforming loans	19,821	13,006	13,735	11,990	10,698
Total nonperforming loans covered by FDIC loss-share (4)	22,416	24,924	15,846	-	-
Other real estate owned - non-covered	8,557	8,239	5,386	5,067	3,444
Other real estate owned - covered by FDIC loss-share	3,183	2,343	2,009	-	-
Total nonperforming assets	$53,977	$48,512	$36,976	$17,057	$14,142

Capital Ratios:
Tangible common equity	6.74%	6.86%	5.78%	6.47%	6.72%
Total Risk-Based Capital (Bank only)	16.83%	16.78%	15.53%	14.07%	14.68%
Tier 1 Risk-Based Capital (Bank only)	15.58%	15.52%	14.47%	12.98%	13.53%
Tier 1 Total Capital (Bank only)	9.58%	9.74%	9.18%	10.44%	10.70%

(1)
Includes the gain on acquisition of Bank of Hiawassee of $18.7 million for the quarter ended March 31, 2010. Subsequent adjustments in the amountsof $605,000 and $193,000 were made for the quarters ended June 30, 2010 and September 30, 2010, respectively.

(2)
Includes $29.6 million impairment of goodwill for the quarter ended December 31, 2009. Also includes acquisition and integration expenses of$787,000, $94,000, and $141,000 for the quarters ended March 31, 2010, June 30, 2010, and September 30, 2010, respectively.

(3)
The contractual balance of past due loans covered by FDIC loss-share agreements totaled $13.8 million, $6.4 million, and $14.8 millionat March 31, 2010, June 30, 2010, and September 30, 2010, respectively.

(4)
The contractual balance of nonperforming loans covered by FDIC loss-share agreements totaled $29.0 million, $35.4 million and $29.1 millionat March 31, 2010, June 30, 2010, and September 30, 2010, respectively.

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

Other-Than-Temporary Impairment of Securities.  On at least a quarterly basis management reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment.  The fair value of the investment securities is obtained from an independent third party that specializes in investment security valuation and accounting.  Using this information, management evaluated the Company’s investment portfolio at September 30, 2010, and determined that all other unrealized losses were the direct result of temporary changes in interest rates and that such losses may be recovered in the foreseeable future.  The Company has the ability to hold these investments to maturity if necessary in order to recover any temporary losses that may presently exist.  As a result, management did not consider any unrealized losses as “other-than-temporary” as of September 30, 2010.

Effective September 30, 2009, management evaluated the Company’s investment portfolio and determined that a $333,000 impairment on a $1.0 million trust preferred collateralized debt obligation was other-than-temporary. This investment was collateralized by trust preferred securities that were issued by a pool of 40 banks operating throughout the country.  Management determined that the impairment was other-than-temporary because 1) eight of the original 40 banks had defaulted or deferred on their payments; 2) the security, which had an original credit rating of “A-”, had been downgraded to “C”; and 3) the interest rate of LIBOR plus 105 basis points on this security was well below the current pricing for current bank capital.  Management determined that it was unlikely that the pricing for bank capital would return to a level consistent with the pricing on the Company’s security in the foreseeable future.

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

Comparison of Financial Condition

Assets.  Total assets of the Company increased by $296.0 million, or 37.4%, from $791.5 million at December 31, 2009, to $1.1 billion at September 30, 2010.  This increase was primarily due to the acquisition of Bank of Hiawassee on March 19, 2010, which included $343.3 million in total assets at fair value as described in further detail in Note 3 of this quarterly report.

Total cash and cash equivalents, which include cash and due from banks and interest-earning bank balances, increased by $100.9 million from $53.2 million at December 31, 2009, to $154.1 million at September 30, 2010. This increase in cash and cash equivalents was primarily attributable to the $95.1 million of net cash received from the acquisition of Bank of Hiawassee.  The primary component of the cash received in the acquisition was the $66.4 million paid by the FDIC to the Company.  This payment by the FDIC represented the $35.3 million difference between the assets acquired and liabilities assumed and the Company’s $31.1 million negative bid, net of a 1% deposit premium paid, for the acquisition of Bank of Hiawassee. The remaining $28.7 million represents the existing cash and cash equivalents acquired from Bank of Hiawassee.  In addition, the Company sold $15.0 million of common stock during the nine-month period ended September 30, 2010.  This excess liquidity was being held in the Company’s account with the Federal Reserve Bank.  Management expects that a portion of these low-yielding deposits will be invested in higher-yielding loans and investments over the next several quarters.

During the nine-month period ended September 30, 2010, loans receivable increased by $144.5 million, or 23.7%, to $754.7 million.  This increase in loans was due to the acquisition of Bank of Hiawassee that included $160.3 million of loans at September 30, 2010.  Excluding the loans acquired in the Bank of Hiawassee transaction, the Company’s total loans decreased by $15.8 million.  This decrease was primarily due to reduced loan demand in the Company’s primary lending area and management’s efforts to reduce exposures in its construction and residential acquisition and development portfolios.  As a result of these efforts, speculative residential construction loans decreased by $5.0 million, or 46.0%, and residential acquisition and development loans decreased by $9.6 million, or 26.9%, during the nine month period ended September 30, 2010.  The Company remains focused on originating owner-occupied commercial real estate loans, commercial business loans and consumer loans to qualified borrowers.

A majority of the Company’s loans are to borrowers that are located in the Charlotte region.  While the economy in the Charlotte region has generally outperformed most other large metropolitan areas of the country during the ongoing economic slowdown, the economy in the Charlotte region remains sluggish.  As a result, the Company’s loan production slowed to $71.6 million during the first nine months of 2010 as compared to $104.2 million during the first nine months of 2009.  The Company’s expansion into the North Georgia market will allow us to geographically diversify our loan portfolio.  Although the North Georgia market has sustained significant decreases in real estate values over the past two years, management believes that when economic conditions normalize, this new market will be able to provide additional loan growth for the Company. While continued economic slowdowns in the local markets that we serve would have a negative impact on the Company’s ability to generate loan growth, management will seek to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even in the current economic condition.

During the nine-month period ended September 30, 2010, investment securities increased by $3.9 million, or 4.6%, to $87.3 million.  The increase was due to the acquisition of Bank of Hiawassee which added $22.3 million of investment securities.  These acquired securities primarily consisted of U.S. Government agency bonds, U.S.

government issued mortgage-backed securities and municipal bonds, which are comparable to the types of investment securities that were in the Company’s existing investment portfolio.  During the nine-month period ended September 30, 2010, the Company sold $43.1 million of investment securities and experienced normal maturities and principal amortization of $50.1 million. Also, during the nine-month period, the Company purchased $73.8 million of investments securities, excluding the $22.3 million acquired from Bank of Hiawassee.  The sales of investment securities during the period were primarily due to a restructuring of the investment portfolio in an effort to reduce potential interest rate risk in a rising interest rate environment.  Management expects the investment portfolio to increase as a percentage of total assets over the next 12 months as the Bank’s excess liquidity is invested in higher-yielding assets.

Other real estate owned, which includes all properties acquired by the Company through foreclosure, totaled $11.7 million at September 30, 2010, compared to $5.1 million at December 31, 2009.   Of the $11.7 million of other real estate owned at September 30, 2010, $3.2 million is covered by FDIC loss-share agreements.  The remaining $8.5 million of non-covered other real estate owned is comprised of $2.1 million of one-to-four residential dwellings, $1.0 million of commercial real estate, and $5.4 million of developed residential lots and undeveloped land.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition and are located in the Bank’s primary lending area.  Management will continue to aggressively market foreclosed properties for a timely disposition.

During the nine-month period ended September 30, 2010, premises and equipment increased by $8.6 million to $24.0 million. As part of the acquisition of Bank of Hiawassee, the Company had an option to purchase the acquired bank’s existing four full-service offices and its operations center along with the existing premises and equipment which had a book balance of $10.8 million at the time of the acquisition.  The acquisition price was determined by an independent fair market valuation of the properties and the related furniture and equipment. The Company also assumed the lease for the Bank of Hiawassee’s fifth branch office.  During the third quarter of 2010, the Company acquired the existing four branch offices and related furniture and equipment for $8.7 million.  The Company did not acquire the acquired bank’s operations center.  Also during the first nine months of 2010, the Company recognized normal depreciation of $934,000 on its premises and equipment.  This depreciation was partly offset by the purchase of furniture and equipment for the Company’s new full-service leased office in Indian Trail, North Carolina.  This new office replaced the previous leased full-service office in Stallings, North Carolina

Liabilities. Total liabilities increased by $272.7 million, or 37.9%, from $719.2 million at December 31, 2009, to $991.9 million at September 30, 2010.  This increase was primarily due to the acquisition of Bank of Hiawassee that added total liabilities of $313.8 million at acquisition date.

During the first nine months of 2010, total deposits increased by $256.5 million, or 42.1%, to $865.8 million at September 30, 2010. This increase in deposits was primarily fueled by the $292.2 million in deposits assumed by Bank of Hiawassee during the first quarter of 2010.  Excluding the Bank of Hiawassee deposits, total core deposits increased by $14.6 million, or 5.1%.  This core deposit growth included a $7.6 million increase in demand deposits, a $6.8 million increase in money market accounts, and a $170,000 increase in savings accounts.   We believe our core deposit growth was partly due to a flight to safety as funds moved from weaker financial institutions and brokerage accounts as well as a continued emphasis on increasing the Company’s retail and business customers through employee incentive plans and enhanced treasury service products.  In addition to the growth in core deposits, the Company increased time deposits by $5.6 million, or 1.7%, excluding acquired deposits, during the nine-month period ended September 30, 2010.  The Company will continue to actively market the Company’s deposit products at pricing points that management believes to be profitable. Management has always focused on increasing deposits by building customer relationships and typically avoids growing deposits by offering the highest rates in the market. Deposits assumed in the acquisition decreased by $55.9 million.  This was largely due to a $29.3 million decrease in out-of-market internet deposits that are no longer being renewed.  These deposits totaled $8.6 million at September 30, 2110.

While the Company does not actively solicit or obtain brokered deposits, this is an alternative funding source that may be used from time to time for additional loan growth or liquidity needs. At September 30, 2010, brokered deposits totaled $99,000.  This deposit was assumed in a previous acquisition.

During the first half of 2010 borrowed money increased by $3.6 million, or 3.7%, to $101.2 million at September 30, 2010.  This increase was primarily due to $31.6 million of Federal Home Loan Bank (“FHLB”) advances that were assumed in the Bank of Hiawassee acquisition.  The Company repaid $12.5 million of the FHLB advances assumed in the Bank of Hiawassee transaction in the second quarter of 2010.  Additional decreases in borrowed money were due to normal maturities during the period. The Company plans to use excess liquidity to repay these borrowings as they mature.  From time to time additional borrowed money may be used to fund additional loan growth, or to purchase investment securities.

Shareholders’ Equity.  Total shareholders’ equity increased by $23.4 million, or 32.3%, from $72.3 million at December 31, 2009, to $95.7 million at September 30, 2010.  This increase was primarily due to net income of $9.6 million during the first nine months of 2010 and the issuance of $14.0 million of common stock net of issuance costs. These increases were partly offset by the payment of $1.2 million in cash dividends on common stock.

Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009

General.  Net loss available to common stockholders for the three months ended September 30, 2010, amounted to $528,000, or ($0.05) per diluted share, as compared to net loss available to common stockholders of $759,000, or ($0.10) per diluted share, for the three months ended September 30, 2009.  The decrease in net loss was largely related to the acquisition of Bank of Hiawassee which contributed to a $2.2 million, or 40.1%, increase in net interest income and a $193,000 pre-tax gain on the acquisition of Bank of Hiawassee.  Partly offsetting this increased level of income was a $2.6 million, or 48.8%, increase in noninterest expenses resulting largely from operating the Bank of Hiawassee offices and increased collection and credit costs.

Net interest income.  Net interest income increased by $2.2 million, or 40.1%, to $7.8 million for the third quarter of 2010 as compared to $5.6 million for the third quarter of 2009. The Company’s net interest margin increased by 37 basis points to 3.42% for the quarter ended September 30, 2010, compared to 3.05% for the quarter ended September 30, 2009.  This increase in the net interest margin was the result of the cost of funds falling at a faster rate than the yield on assets. While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, the Federal Reserve Board’s action to lower short-term interest rates by 200 basis points in the fourth quarter of 2008 had a more pronounced negative impact in the first three months following the decrease.  The short-term negative effects of this decrease in short-term interest rates have been mostly offset by time deposits that matured over the next 12 months and repriced at a lower cost to the Company.

Interest income increased by $2.1 million, or 22.1%, to $11.6 million for the third quarter of 2010, primarily as a result of the acquisition of Bank of Hiawassee which included $183.2 million of loans and $22.3 of investment securities. As a result, average interest-earning assets increased by $173.9 million during the comparable quarters to $915.9 million for the third quarter of 2010.  The positive effects of the increase in interest-earning assets was partly offset by a 22 basis point decrease in the average yield on earning assets during the respective periods to 4.91% for the quarter ended September 30, 2010. The decrease in yield was largely due to lower market rates and higher levels of lower-yielding liquid assets held during the third quarter of 2010.

Interest expense decreased by $157,000, or 4.0%, for the comparable periods to $3.8 million for the third quarter of 2010.  This decrease in interest expense was largely due to lower market interest rates, which resulted in a 64 basis point decrease in the average cost of funds to 1.66% for the quarter ended September 30, 2010.  The decrease in cost of funds offset the $222.1 million increase in the average interest-bearing liabilities to $900.1 million for the third quarter of 2010.  This change in interest-bearing liabilities included a $218.3 million increase in average interest-bearing deposits and a $3.9 increase in average borrowings, largely due to the acquisition.

Provision for loan losses.  Due to continued weakness in the local economy and an increase in nonperforming assets, the Company’s provision for loan losses amounted to $3.0 million for the third quarter of 2010 compared to $4.0 million for the third quarter of 2009.  As a result, the allowance for loan losses was $10.8 million, or 1.81% of total non-covered loans, as of September 30, 2010, compared to $9.5 million, or 1.54% of total loans, as of September 30, 2009.  While the Company’s credit quality continues to compare favorably with Southeast peer banks, the continued decline in local economic conditions has resulted in an upward trend in the Company’s level of nonperforming loans.   The Company’s ratio of nonperforming non-covered assets to total assets increased from 1.72% at September 30, 2009, to 2.61% at September 30, 2010. A substantial portion of the Company’s nonperforming non-covered loans at September 30, 2010, was secured by real estate located in the Company’s normal lending market.  Net chargeoffs of non-covered loans totaled $2.0 million, or 1.36% of average non-covered loans annualized, during the third quarter of 2010 compared to $3.2 million, or 2.04% of average non-covered loans, during the third quarter of 2009. Management expects that the Company will continue to experience larger than normal loan loss provisions for the next several quarters.

Noninterest income.  Noninterest income decreased by $175,000 to $2.3 million for the three months ended September 30, 2010, as compared to $2.5 million for the three months ended September 30, 2009. The following table presents the detail for the three-month periods ending September 30, 2010, and September 30, 2009.

	Three Months Ended
	September 30, 2010	September 30, 2009	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,132	$859	$273
Mortgage banking income	461	215	246
Commissions on sales of financial products	53	43	10
Income from bank-owned life insurance	196	202	(6)
Gain from acquisition	193	-	193
Gain on sale of investments, available for sale	305	973	(668)
Loss on sale of other assets	(185)	(21)	(164)
Other income	135	194	(59)
Total noninterest income	$2,290	$2,465	$(175)

         Most of the increases in noninterest income were largely attributable to the acquisition of Bank of Hiawassee.  Service charges on deposit accounts were higher due to the increased number of demand deposit accounts which generate monthly service charges and non-sufficient (“NSFs”) funds fees on overdrafts. However, recent legislation limiting the assessment of NSF fees from overdrafts generated from debit cards beginning in the third quarter of 2010 will have an adverse impact on future fee income on deposit accounts.  The Company is working to lessen the negative impact of this legislation by asking customers to “opt-in” to allowing overdrafts on their debit cards.  Mortgage banking income was higher in the third quarter of 2010 due to increased origination activity arising from substantial decreases in long-term residential loan interest rates in 2010. Commissions on sales of financial products were higher largely due to increased activity.  Income from bank-owned life insurance decreased slightly due to decreased market rates.  The gain on acquisition was an adjustment to the initial $18.7 million gain that was booked in the first quarter of 2010 as a result of the acquisition of Bank of Hiawassee. This gain may be adjusted for a period of up to one year from the acquisition date as additional information about the fair value of the assets acquired and liabilities assumed is received. The gain on sale of investments was lower during the third quarter of 2010, due to the fact that there were fewer investments sold at a gain as compared to the third quarter of 2009.  During the third quarter of 2010, the Company sold $21.3 in investment securities compared to the sale of $26.4 million in investment securities during the third quarter of 2009.  These sales were primarily for the purpose of shortening the duration of the investment portfolio and reduce the adverse effects on rising rates on the Company’s equity position.  The loss on sale of other assets was higher due to increased losses from sale of foreclosed properties.  Other income decreased primarily due to a decrease in the fair value adjustment on deferred compensation assets, which is directly offset by a corresponding decrease in noninterest expense, resulting in no net impact on earnings.

Noninterest expense.  Noninterest expense increased by $2.6 million, or 48.8%, to $7.8 million for the quarter ended September 30, 2010.  The following table presents the detail of noninterest expense for the three-month periods ending September 30, 2010 and September 30, 2009.

	Three Months Ended
	September 30, 2010	September 30, 2009	Variance
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$3,774	$2,570	$1,204
Occupancy and equipment expense	732	632	100
Advertising and business development	80	115	(35)
Professional services	262	233	29
Data processing fees	179	130	49
FDIC deposit insurance	355	232	123
Amortization of intangible assets	154	81	73
Valuation adjustment on other real estate owned	393	-	393
Impairment on investment securities	-	333	(333)
Acquisition and integration expenses	141	-	141
Other expenses	1,711	903	808
Total noninterest expense	$7,781	$5,229	$2,552

The primary reason for the increases in noninterest expense was the acquisition and integration of Bank of Hiawassee.  Compensation and benefits increased due to the increased number of employees resulting from the Bank of Hiawassee acquisition.  The Company consolidated the data processing and back office functions of the Bank of Hiawassee into the existing Citizens South Bank systems during the third quarter of 2010.  This resulted in a reduction of employees during the third quarter of 2010.  Occupancy and equipment expense also increased due to the acquisition of Bank of Hiawassee which added five branch offices and an operations center.  The Company purchased the existing branch offices and related equipment from the FDIC during the third quarter of 2010.  The Company did not purchase the operations center which was vacated in the third quarter of 2010. Data processing increased due to the operation of two separate data processing systems resulting from the acquisition.  The acquired data processing system was converted into the existing data processing system in the third quarter of 2010.  FDIC deposit insurance increased during the third quarter of 2010 due to the higher insured deposit balances resulting from the acquisition. Amortization of intangible assets was higher due to the amortization expense related to the $1.6 million core deposit intangible that was created as a result of the acquisition.  This intangible asset is being amortized over an eight-year period using the accelerated method.  The increased number of foreclosed properties and the lower real estate values resulted in the increased valuation adjustment on other real estate owned.  During the quarter ended September 30, 2009, management determined that there was a $333,000 other-than-temporary impairment on a trust preferred security.  This security had a book balance of $13,000 at September 30, 2010.  Management determined that there were no other-than-temporary impairments on investment securities for the quarter ended September 30, 2010. Acquisition and integration expenses were related to costs associated with the Bank of Hiawassee acquisition.  Other expenses increased primarily as a result of higher collection costs and expenses associated with the Company’s other real estate owned.  These expenses include the payment of delinquent taxes, insurance, and maintenance.

Income taxes.  The Company recognized an income tax benefit of $413,000 for the quarter ended September 30, 2010, compared to a benefit of $672,000 for the quarter ended September 30, 2009.  The decrease in the benefit was largely due to the lower pre-tax losses for the third quarter of 2010 compared to the third quarter of 2009.  Also, a smaller portion of the Company’s income was generated from tax-advantaged sources.  The Company generates nontaxable income from interest earned on bank-qualified municipal securities and loans and increases in cash value on bank-owned life insurance policies in order to reduce its overall tax burden.  However, as the Company continues to increase the amount of income derived from interest income on loans and fee income on loans and deposits, the effective tax rate will increase.

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009

General.  Net income available to common stockholders for the nine months ended September 30, 2010, amounted to $9.6 million, or $1.04 per diluted share, as compared to a net loss available to common stockholders of $501,000, or ($0.07) per diluted share, for the nine months ended September 30, 2009.  This increase was largely due to a $19.5 million pre-tax gain on the acquisition of Bank of Hiawassee, which resulted in an after-tax gain of $12.0 million for the first nine months of 2010.  Partly offsetting this gain was a $2.2 million increase in the loan loss provision arising as a result of a slowing local economy and $1.0 million of expenses related to the acquisition and integration of the Bank of Hiawassee acquisition.  Also, the results of operations include the acquired assets and assumed liabilities of Bank of Hiawassee following the March 19, 2010, acquisition date.

Net interest income.  Net interest income increased by $5.6 million, or 35.0%, to $21.6 million for the first nine months of 2010 as compared to $16.0 million for the first nine months of 2009. The Company’s net interest margin increased by 44 basis points to 3.39% for the nine months ended September 30, 2010, compared to 2.95% for the nine months ended September 30, 2009.  This increase in the net interest margin was the result of the cost of funds falling at a faster rate than the yield on assets. While the Company maintains a relatively neutral interest rate risk position on a cumulative one-year basis, the Federal Reserve Board’s action to lower short-term interest rates by 200 basis points in the fourth quarter of 2008 had a more pronounced negative impact in the first three months following the decrease.  The short-term negative effects of this decrease in short-term interest rates have been mostly offset by time deposits that matured over the next 12 months and repriced at a lower cost to the Company.

Interest income increased by $3.9 million, or 13.4%, to $32.9 million for the first nine months of 2010, primarily as a result of the increased interest-earning assets acquired in the Bank of Hiawassee transaction which was partly offset by a decrease in short-term market interest rates.  The Company’s average interest-earning assets increased by $121.1 million, or 16.3%, to $865.7 million largely due to the acquisition.  Partly offsetting the effects of the increase in average interest-earning assets, the Company’s average yield on interest-earning assets decreased by 28 basis points over the comparable periods to 4.97% for the nine months ended September 30, 2010.

Interest expense decreased by $1.7 million, or 13.3%, for the comparable periods to $11.3 million for the first nine months of 2010.  This decrease in interest expense was largely due to lower market interest rates, which resulted in a 78 basis point decrease in the average cost of funds to 1.80% for the nine months ended September 30, 2010.  Partly offsetting the positive effects of lower cost of funds, the Company’s average interest-bearing liabilities increased by $153.7 million, or 22.7%, to $832.2 million for the nine months ended September 30, 2010. Average interest-bearing liabilities increased primarily as a result of the acquisition.

Provision for loan losses.  Due to the general weakness in the local economy and an increase in nonperforming assets, the Company increased its provision for loan losses to $9.1 million for the first nine months of 2010 compared to $6.8 million for the first nine months of 2009.  As a result, the allowance for loan losses was $10.8 million, or 1.81% of total loans, as of September 30, 2010, compared to $9.5 million, or 1.54% of total loans, as of September 30, 2009.  While the Company’s credit quality continues to compare favorably with industry peers, the continued decline in local economic conditions has resulted in an upward trend in the Company’s loan delinquency ratios over the past 12 months.  The Company’s ratio of nonperforming non-covered assets to total assets increased from 1.72% at September 30, 2009, to 2.61% at September 30, 2010. A substantial portion of the Company’s nonperforming non-covered loans at September 30, 2010, was secured by real estate located in the Company’s normal lending market.  Net chargeoffs of non-covered loans totaled $7.5 million, or 1.65% of average non-covered loans annualized, during the first nine months of 2010 compared to $5.4 million, or 1.13% of average loans, during the first nine months of

2009.  Management expects that the Company will continue to experience larger than normal loan loss provisions for the next several quarters.

Noninterest income.  Noninterest income increased by $19.3 million to $24.9 million for the nine months ended September 30, 2010, as compared to $5.6 million for the nine months ended September 30, 2009. The following table presents the detail of noninterest income for the nine-month periods ending September 30, 2010 and September 30, 2009.

	Nine Months Ended
	September 30, 2010	September 30, 2009	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,893	$2,428	$465
Mortgage banking income	1,028	975	53
Commissions on sales of financial products	359	137	222
Income from bank-owned life insurance	627	570	57
Gain from acquisition	19,531	0	19,531
Gain on sale of investments, available for sale	349	1,281	(932)
Loss on sale of other assets	(451)	(265)	(186)
Other income	554	466	88
Total noninterest income	$24,890	$5,592	$19,298

The increases in noninterest income were largely attributable to the acquisition of Bank of Hiawassee.  Service charges on deposit accounts were higher due to the increased number of demand deposit accounts which generate monthly service charges and non-sufficient (“NSFs”) funds fees on overdrafts. However, recent legislation limiting the assessment of NSF fees from overdrafts generated from debit cards became effective in the second quarter of 2010.  The effect of this legislation has had a minor adverse impact on future fee income on deposit accounts.  The Company has worked to lessen the negative impact of this legislation by asking customers to “opt-in” to allowing overdrafts on their debit cards.  Mortgage banking income was higher during the first nine months of 2010 compared to the first nine months of 2009.  This was largely due to decreases in long-term mortgage interest rates in 2010 that resulted in increased mortgage activity and fee income. Commissions on sales of financial products were higher largely due to increased activity and additional fees generated from Bank of Hiawassee.  Income from bank-owned life insurance increased due to improved performance of the life insurance policies.  The gain on acquisition was due to the acquisition of Bank of Hiawassee in the first quarter of 2010.  This gain may be adjusted for a period of up to one year from the acquisition date as additional information about the fair value of the assets acquired and liabilities assumed is received. The gain on sale of investments was lower during the first nine months of 2010 due to the fact that the investments sold during the first nine months of 2009 had larger gains than those investment securities sold during the first nine months of 2010.  During the first nine months of 2010, the Company sold $43.1 million of investment securities compared to the sale of $48.0 million in investment securities during the first nine months of 2009.  These sales were primarily for the purpose of shortening the duration of the investment portfolio and reduce the adverse effects on rising rates on the Company’s equity position.  Other income increased primarily due to an increase in the fair value adjustment on deferred compensation assets, which is directly offset by a corresponding decrease in noninterest expense, resulting in no net impact on earnings and additional income generated from the Bank of Hiawassee.

Noninterest expense. Noninterest expense increased by $6.0 million, or 39.0%, to $21.4 million for the nine months ended September 30, 2010.  The following table presents the detail of noninterest expenses for the nine months ended September 30, 2010 and September 30, 2009.

	Nine Months Ended
	September 30, 2010	September 30, 2009	Variance
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$10,069	$7,588	$2,481
Occupancy and equipment expense	2,454	1,958	496
Advertising and business development	233	303	(70)
Professional services	729	707	22
Data processing fees	513	389	124
FDIC deposit insurance	969	825	144
Amortization of intangible assets	372	243	129
Valuation adjustment on other real estate owned	1,088	175	913
Impairment on investment securities	-	547	(547)
Acquisition and integration expenses	1,022	-	1,022
Other expenses	3,968	2,670	1,298
Total noninterest expense	$21,417	$15,405	$6,012

     The primary reason for the increases in noninterest expense was the acquisition and integration of Bank of Hiawassee.  Compensation and benefits increased due to the increased number of employees resulting from the Bank of Hiawassee acquisition.  The Company consolidated the data processing and back office functions of the Bank of Hiawassee into the existing Citizens South Bank systems during the third quarter of 2010 which resulted in a reduction of employees.  Occupancy and equipment expense also increased due to the acquisition of Bank of Hiawassee which added five branch offices and an operations center.  The Company purchased the existing branch offices and related equipment from the FDIC during the third quarter of 2010.  Data processing increased due to the operation of two separate data processing systems resulting from the acquisition.  The acquired data processing system was converted into the existing data processing system in the third quarter of 2010.  Amortization of intangible assets was higher due to the amortization expense related to the $1.6 million core deposit intangible that was created as a result of the acquisition.  This intangible asset is being amortized over an eight-year period using the accelerated method.  The increased number of foreclosed properties and the lower real estate values resulted in the increased valuation adjustment on other real estate owned.  For the nine month period ended September 30, 2009, management determined that there were $547,000 of other-than-temporary impairments on investment securities. Management determined that there were no other-than-temporary impairments on investment securities for the nine month period ended September 30, 2010. Acquisition and integration expenses were related to costs associated with the Bank of Hiawassee acquisition.  The integration of Bank of Hiawassee was completed in the third quarter of 2010.  Other expenses increased primarily as a result of higher collection costs and expenses associated with the Company’s other real estate owned.  These expenses include the payment of delinquent taxes, insurance, and maintenance.

Income taxes. Income taxes amounted to $5.7 million for the nine months ended September 30, 2010, compared to a benefit of $887,000 for the nine months ended September 30, 2009.  This increase was largely due to the $16.7 million increase in income before income taxes.  The Company’s effective tax rate for the first nine months of 2010 was 35.4%, which is higher than its historical effective tax rate due to the fact that a significant portion of the Company’s income generated during the nine-month period was not generated from tax-advantaged sources.  The Company generates nontaxable income from interest earned on bank-qualified municipal securities and loans and increases in cash value on bank-owned life insurance policies in order to reduce its overall tax burden.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  As of September 30, 2010, the Company’s cash and cash equivalents totaled $154.1 million.  Of this amount, $132.5 million was held in the Company’s account with the Federal Reserve Bank.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $77.4 million available to draw from its line of credit with the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies, or Government Sponsored Enterprises) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $16.0 million available from an unsecured federal funds accommodation with Pacific Coast Bankers Bank (“PCBB”).  PCBB is the Company’s primary correspondent bank. The federal funds facility is available through June 30, 2011, and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this facility are generally repaid on a daily basis at a rate determined by PCBB based on their marginal cost of funds.  Advances are limited to not more than 10 consecutive days at a time.  The Company also has an unsecured federal funds accommodation with CenterState Bank of Florida in the amount of $5.0 million.  The credit facility which is used to fund short-term liquidity needs may be terminated at any time and may not be outstanding for more than 14 consecutive days.   The Company may also solicit brokered deposits for providing funds for asset growth.  As of September 30, 2010, the Company had no outstanding brokered deposits and $8.6 million of internet deposits that were assumed from the acquisition.  These deposits are not renewed at maturity. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At September 30, 2010, the Company had loan commitments of $25.0 million, unused lines of credit of $92.0 million, and undisbursed construction loan proceeds of $523,000.  See Note 11 – Commitments to Extend Credit for additional details. The Company also has various leases in place to provide office space for four full-service offices and one in-store office.  The cost of these leases for 2009 was $467,000.  Management does not expect any material changes in the amount of the leases over the next five years. Short-term borrowings totaled $11.8 million at September 30, 2010.  These short-term borrowings consisted of $9.8 million of daily repurchase agreements and $2.0 million of FHLB advances that mature over the next 12 months. The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing. The Company believes that given its current level of internal and external sources of liquidity, it has adequate resources to fund loan commitments and lines of credit, repay short-term borrowing if necessary, and any fund any other normal obligations that may arise in the near future.

Capital Resources

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

The Bank’s actual capital levels and regulatory capital ratios as of September 30, 2010, are presented in the following table.

			Minimum Requirements
	Actual		to be Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	$112,887	16.83%	$67,073	10.00%
Tier 1 capital (to risk-weighted assets)	104,469	15.58%	40,243	6.00%
Tier 1 capital (to adjusted total assets)	104,469	9.58%	54,525	5.00%
Tangible capital (to adjusted total assets)	104,469	9.58%	32,715	3.00%

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

Item 1A.    Risk Factors

Except as previously described in Quarterly filings on Form 10-Q and other filings the Company makes with the SEC, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any common stock during the quarter ended September 30, 2010.

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

Citizens South Banking Corporation

Date: November 12, 2010                                                                           By: /s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: November 12, 2010                                                                           By; /s/ Gary F. Hoskins
 Gary F. Hoskins
 Executive Vice President, Chief Financial Officer
 and Treasurer