Form 10-K
period 2010-12-31
CITIZENS SOUTH BANKING CORP
filed 2011-03-15
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_______________

FORM 10-K
_______________

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission File Number 0-23971

__________________________

Citizens South Banking Corporation
(Exact name of registrant as specified in its charter)
__________________________

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
Yes [  ]     No [X]

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
Yes [  ]     No [  ]

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

Large Accelerated Filer [  ]     Accelerated Filer [  ]     Non-Accelerated Filer [  ]     Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 11, 2011, as reported by the Nasdaq Global Market, was approximately $46.2 million.

As of March 14, 2011, there were 11,508,750 shares of the common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant are included by reference into Part III.

CITIZENS SOUTH BANKING CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the Company’s financial condition, results of operations and business of the Company and the Bank.  These statements are based on assumptions and estimates with respect to future business strategies and decisions that are subject to change based on changes in the economic and competitive environment in which we operate.  Such forward- looking statements can be identified by the use of words such as  “may,” “would,” “could,” “will,” “expect,” “believe,” “estimate,” “intend,” and “plan,” as well as similar expressions. Such statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control.  A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.   Factors that could cause such a difference include, but are not limited to, 1) the timing and amount of revenues that may be recognized by the Company, 2) changes in local or national economic trends, 3) increased competition among depository and financial institutions, 4) continuation of current revenue and expense trends (including trends affecting charge-offs and provisions for loan losses), 5) changes in interest rates and the shape of the yield curve, and 6) adverse legal, regulatory or accounting changes and other risk factors described below under Item 1A. “Risk Factors” of this Annual Report.  Forward-looking statements speak only as of the date they are made and the Company is under no duty to update these forward-looking statements.

PART I

Item 1.	Business

General

Citizens South Banking Corporation (the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank"). The shares of common stock of the Company trade on the Nasdaq Global Market under the ticker symbol “CSBC.”  The Company’s principal business activities are overseeing and directing the business of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities.  The Company became the holding company for the Bank on September 30, 2002, in connection with the mutual-to-stock conversion of Citizens South Holdings, MHC, the mutual holding company of Citizens South Banking Corporation, a federal corporation, formerly named Gaston Federal Bancorp, Inc., which was originally formed on March 18, 1998, for the purpose of acting as the holding company for the Bank. As of December 31, 2010, the Company had total assets totaling $1.1 billion, total loans of $736.5 million, total deposits of $850.5 million, and shareholders’ equity of $93.4 million.

Citizens South Bank was chartered in 1904 and currently operates as a federally chartered savings bank. The Bank is headquartered in Gastonia, North Carolina, which is located approximately 20 miles west of Charlotte, North Carolina.  The Bank’s executive office is located at 519 South New Hope Road, P.O. Box 2249, Gastonia, North Carolina 28053-2249 and its telephone number is (704) 868-5200. The Company also maintains a website at www.citizenssouth.com that includes important information on our Bank, including a list of our products and services, branch locations and current financial information.  Information on our website should not be considered a part of this Annual Report.

The Bank provides a full range of retail products, commercial banking services, and mortgage lending services to local customers through our 21 branch offices located in North Carolina, South Carolina, and Georgia.  Our primary banking activities include the acceptance of deposits and the origination of loans.  We offer retail deposit products such as checking, savings, NOW and money market accounts, as well as time deposits and individual retirement accounts.  For business customers, the Bank offers commercial analysis deposit accounts, business checking accounts, and repurchase agreements (also called securities sold under agreement to repurchase).  The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with our Bank. The Bank also offers a wide variety of consumer and commercial loans including business loans, real estate loans, residential loans and consumer loans.  We offer consumer and business credit cards, debit cards, commercial letters of credit, safe deposit box rentals, and electronic funds transfer services, including automated clearing house, or ACH, and wire transfers.  In addition, the Bank offers online banking, remote deposit capture, cash management, bank-by-phone capabilities, and ATM services.   The Bank also acts as a broker in the sale of uninsured financial products.

In March 2010, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Bank of Hiawassee, to acquire substantially all of the assets and assume substantially all of the liabilities of Bank of Hiawassee (the “acquisition”). The Bank of Hiawassee was a Georgia state-chartered bank headquartered in Hiawassee, Georgia, and operated five full-service offices in the North Georgia area.  This acquisition extended the Bank’s geographic footprint outside of the Charlotte metropolitan area, providing geographic diversification for future loan and deposit growth. The acquired loans, also referred to as “covered loans,” are covered by two loss-share agreements between the FDIC and the Bank, which afford the Bank significant protection against future loan losses.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, five years for losses on all other loans and eight years for recoveries on all other loans. The Bank recorded an estimated receivable from the FDIC in the amount of $36.3 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.  New loans made after the acquisition date are not covered by the FDIC loss-share agreements.

The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values.  Management engaged an independent third party to assist in determining the fair value of these acquired financial instruments.  These fair value determinations, which involved significant assumptions and judgment by management, are considered preliminary and may be adjusted for a period of one year after the acquisition as relevant information becomes available regarding the estimated fair value on the date of acquisition. After applying purchase accounting adjustments to the acquired assets and liabilities, the Company recognized an initial $18.7 million pre-tax gain from the acquisition which was included as a component of noninterest income.  Citizens South Bank received a $33.6 million discount on the assets acquired and paid a $2.5 million, or 1%, deposit premium, resulting in net proceeds of $31.1 million to Citizens South Bank funded by the FDIC.   Also, as a part of this acquisition, the Company recorded a $1.6 million core deposit intangible that will be amortized over an eight-year period under the accelerated method.

The following is a summary of the primary assets acquired and the liabilities assumed in this transaction:

•	$285.8 million of total assets at book value, which were decreased by $8.8 million to $276.9 million after applying purchase accounting fair market adjustments;
•	$229.9 million of total loans at book value, which were decreased by $46.7 million to $183.2 million after applying purchase accounting fair market adjustments;
•	$291.5 million of total deposits at book value, which were increased by $768,000 to $292.2 million after applying purchase accounting fair market adjustments;
•	$30.0 million of total borrowings at book value, which were increased by $1.6 million to $31.6 million after applying purchase accounting fair market adjustments.

The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  Noninterest income primarily consists of fee income generated from deposit accounts, mortgage banking fees, commissions earned from the sale of uninsured investment products, increases in the cash value of bank-owned life insurance policies, net gains from the sale of assets and other noninterest income items.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, deposit insurance, amortization of intangible assets, impairment of investments and goodwill, and other noninterest expenses.  Results of operations are also significantly affected by local economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

Market Area and Competition

Banking is very competitive in the markets that we serve. We compete against large commercial financial institutions, other community banks, savings and loan associations, credit unions, mortgage companies, brokerage companies, and various other institutions that offer credit or solicit deposits to small businesses and consumers.  Many of our competitors have broad geographic diversity and have greater access to credit markets, lower costs of funding, higher lending limits, and greater media exposure than our Company.  However, we believe that we compete effectively in our markets by using our strong community roots and support which we have fostered over our 106 years of community banking.  Our Company encourages our employees to participate in local civic organizations and we support many local community events.  We focus on providing superior personal service to small businesses and local consumers through our network of 21 full-service offices.  We also offer a wide variety of products and services including remote deposit capture and on-line banking that compete effectively with much larger competitors.

 We consider our primary market area to be the North Carolina Counties of Gaston, Rowan, Iredell, Union, Mecklenburg, Cabarrus, Lincoln, and Cleveland, the South Carolina County of York, and the Georgia Counties of Union, Fannin, and Towns.  Our market areas represent the suburbs surrounding the metropolitan area of Charlotte, North Carolina and the Northern Georgia area.  The metropolitan area of Charlotte has a diverse economic base that includes business sectors in banking and finance, energy, insurance, manufacturing, textiles, apparel, fabricated metals, construction, health care, transportation, retail trade, telecommunications, government services, and education. In 2010, the Charlotte metropolitan area experienced decreases in housing prices, an increased unemployment rate, decreased housing starts and housing sales, and decreased commercial activity.  However, the economic slowdown in the Charlotte metropolitan area has generally been less severe than the economic slowdown experienced in other large metropolitan areas of the country.  The North Georgia market, which is located in the mountains and has a number of large lakes in the area, is a popular vacation destination and second home market for those living in the Atlanta metropolitan area.  As such, this market is predominately comprised of small businesses that support retirees, second home owners, and vacationers.  The economic slowdown in the Atlanta region has had an adverse effect on the North Georgia market.  Conversely, when the economic conditions in the Atlanta region improve, the North Georgia market should also begin to improve.

Employees

As of December 31, 2010, the Company had 202 full-time and 41 part-time employees, none of whom is represented by a collective bargaining unit.  The Company provides employee benefit programs, including an Employee Stock Ownership Plan, group life, disability, heath, and dental insurance, and paid vacation and sick leave. Management believes its working relationship with its employees is good.

Subsidiaries

Citizens South Banking Corporation is a unitary savings and loan holding company that owns all of the outstanding stock of Citizens South Bank.  In addition, the Company has a wholly-owned non-consolidated subsidiary, CSBC Statutory Trust I, which was used to issue $15 million of trust preferred securities.  These long term obligations qualify as Tier I capital at the Bank and represent a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities.

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

General. Citizens South Banking Corporation and its subsidiaries are subject to regulation and supervision by the Office of Thrift Supervision (“OTS”).  This authority permits the OTS to restrict or prohibit activities that are determined to be a risk to Citizens South Bank.

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

In 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act provides that the OTS will cease to exist one year from the date of the new law’s enactment. All functions of OTS relating to federal savings associations, and all rulemaking authority for federal and state savings associations will be transferred to Office of Comptroller of the Currency (“OCC”).  The Board of Governors of the Federal Reserve System (“FRB”) will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.  Savings and loan holding companies, such as the Company, will be subject to consolidated regulatory capital requirements imposed on bank holding companies by the FRB.  Currently savings and loan holding companies do not have minimum regulatory capital requirements.

The Dodd-Frank Act requires minimum leverage, or Tier 1capital, and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities (“TPS”).  TPS issued before May 19, 2010 by a bank holding company that had total assets of less than $15 billion as of December 31, 2009 are permanently grandfathered. The Company’s $15 million of TPS will be grandfathered under this legislation.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that allow shareholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, loan concentrations, compensation, and other operational and managerial standards as the agency deems appropriate.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.  The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive, a cease and desist order, removal of officers and/or directors of the institution, receivership, conservatorship, civil penalties, or the termination of deposit insurance.  The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has authority to take action under specified circumstances. As of December 31, 2010, there were no outstanding enforcement actions against the Company or the Bank by any regulatory agencies.  The Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority under the Dodd-Frank Act regulatory restructuring.

Capital Adequacy.  The various federal bank regulators, including the OTS, have adopted risk-based capital requirements for assessing bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. These regulations require banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio.  For capital adequacy purposes, a bank is placed in one of the following five categories based on the bank’s capital: 1) well capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (at least 3% leverage capital, 4% Tier 1 risk-based capital or less than 8% total risk-based capital,); 4) significantly undercapitalized (at least 3% leverage capital, 3% Tier 1 risk-based capital or less than 6% total risk-based capital,); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2010 and 2009, Citizens South Bank met the criteria for being considered “well-capitalized” for all three regulatory capital standards as shown in the following table:

	Well	At December 31
	Capitalized	2010	2009
Leverage capital	5.00%	9.74%	10.44%
Tier 1 risk-based	6.00%	15.54%	12.98%
Total risk-based	10.00%	16.80%	14.07%

Capital Distributions. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if: 1) the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years; 2) the bank would not be at least adequately capitalized following the distribution; 3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or 4) the savings bank is not eligible for expedited treatment of its filings. Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution. The OTS may disapprove a notice or application if: 1) the savings bank would be undercapitalized following the distribution; 2) the proposed capital distribution raises safety and soundness concerns; or 3) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  In connection with its examination of a federal savings bank, the OTS is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.  Citizens South Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Affiliates.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and its implementing regulations.  The term affiliates for these purposes generally means any company that controls or is under common control with an institution.  Citizens South Banking Corporation and its subsidiaries are affiliates of Citizens South Bank.  In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank.  In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders. Citizens South Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and  not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Citizens South Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by Citizens South Bank’s Board of Directors.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations.  Assessment rates currently range from seven to 77.5 basis points of assessable deposits.  The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation recently finalized a rule that would implement that change, effective April 1, 2011.  Among other things, the final rule changes the assessment range.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000.  That coverage was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and opted not to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.045 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2.0%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing.  We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

The Emergency Economic Stabilization Act of 2008.  In 2008 the Congress enacted The Emergency Economic Stabilization Act of 2008 (“EESA”) which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), which provides for direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Citizens South Banking Corporation was approved to participate in the CPP and received $20.5 million pursuant to this program.  In 2009 the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted.  ARRA provided executive compensation and corporate governance provisions for CPP recipients.  The details of our participation in the CPP are set forth in Item 7. of this Annual Report.

Qualified Thrift Lender Test. As a federal savings bank, Citizens South Bank is subject to a qualified thrift lender (“QTL”) test.  Under the QTL test, Citizens South Bank must maintain at least 65% of its portfolio assets in qualified thrift investments in at least nine months of the most recent 12-month period.  A savings bank that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At December 31, 2010, Citizens South Bank maintained approximately 75% of its portfolio assets in qualified thrift investments and satisfied the QTL test.

Federal Home Loan Bank System.  Citizens South Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions.  As a member of the FHLB of Atlanta, Citizens South Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 0.15% of the Bank’s total assets.  Also, the Bank is required to acquire and hold capital stock in the amount of 4.5% of outstanding borrowings from the FHLB.  As of December 31, 2010, Citizens South Bank was in compliance with these requirements.

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2010, Citizens South Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

USA Patriot Act of 2001. In 2001 Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Obstruct Terrorism Acts (the “Patriot Act”) which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  The Patriot Act also contains additional laws and regulations regarding money laundering, financial transparency, and customer identification verification.  We have established appropriate policies, procedures and systems designed to comply with these regulations.

Holding Company Regulation. The Company is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision.  The Office of Thrift Supervision has enforcement authority over the Company and its non-savings institution subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to the Bank.  The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies.  That will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six-month extension.

The Company’s activities are limited to those activities permissible for financial holding companies or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.  The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift      Supervision regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are required to certify, among other requirements, that its quarterly and annual reports do not contain any untrue statement of a material fact.

Federal Securities Laws.  Citizens South Banking Corporation common stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Exchange Act. Citizens South Banking Corporation is subject to the reporting requirements, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Federal Taxation. The Company and the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations.  For federal income tax purposes, the Bank reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

State Taxation -  North Carolina. Under North Carolina law, the corporate income tax is 6.9% of federal taxable income as computed under the Code, subject to certain prescribed adjustments.  In addition, an annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the Company’s capital stock, surplus and undivided profits, investment in tangible property in North Carolina or 55% of the appraised valuation of property in North Carolina.

State Taxation -  Delaware. Delaware franchise taxes are imposed on the Company.  Two methods are provided for calculating the tax and the lesser tax is payable.  The first method is based on the authorized number of shares.  The tax under this method is $90.00 for the first 10,000 authorized shares plus $50.00 for each additional 10,000 authorized shares or part thereof.  The second method is based on an assumed par value capital.  The tax rate under this method is $200 per $1,000,000 or portion thereof of assumed par value capital.  Assumed par is computed by dividing total assets by total issued shares (including treasury shares).  Assumed par value capital is calculated by multiplying the lesser of assumed par or stated par value by total authorized shares.

Item 1A.	Risk Factors

An investment in our common stock involves certain risks. You should carefully consider the material risk factors described below and all other information contained in this Annual Report on Form 10-K before you decide to buy our common stock.  If any of the events described below occur, the Company’s financial condition or results of operations could be materially adversely affected.  In that event, the Company’s stock price may decline. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business.

A prolonged economic downturn, especially one affecting our geographic market area, has and will adversely affect our business and financial results. The economic condition of the United States and the markets that we serve has experienced a prolonged slowdown.  While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at relatively high levels and is not expected to normalize in the near future.  The economic downturn in the Charlotte region has generally been less severe than the economic slowdown experienced in other larger metropolitan areas of the country.  However, the Charlotte region did experience decreases in housing prices, an increased unemployment rate, decreased housing starts and housing sales and commercial activity.  Our business is subject to periodic fluctuations based on local economic conditions in the Charlotte and North Georgia regions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Our operations are locally oriented and community-based. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve.

Weakness in our market areas could adversely affect our earnings and consequently our financial condition because borrowers may not be able to repay their loans, the value of the collateral securing loans to borrowers may decline, and the quality of our loan portfolio may decline.  Any of these scenarios could require us to charge off a higher percentage of loans and/or increase provisions for loan losses, which would reduce our net income.

Due to our limited market areas, negative economic conditions may have a more noticeable effect on us than would be experienced by a larger institution that is able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

Strong competition within our market areas may limit our growth and profitability. We face numerous competitors in both our community banking and mortgage banking operations in the Charlotte and North Georgia regions, which are our primary market areas.  We compete for loan and deposit growth with large banks that have a regional or a national presence, other community banks, savings and loan associations, credit unions, brokerage and insurance firms, and other nonbank businesses, such as retailers that engage in consumer financing activities. Price competition for loans and deposits might result in earning less on our loans and paying more on our deposits, which would reduce our net interest income. Competition also makes it more challenging to grow loans and deposits and to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we do and may offer services that we do not provide.

Events that negatively impact the real estate market could hurt our business. A significant portion of our loan portfolio has real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers that default on their loans and a reduction in the value of the collateral securing their loan.  When we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity are adversely affected.

We have added a significant number of loans secured by real estate over the past five years from new relationships as we have entered new markets through acquisitions and de novo offices.  As a result, our loan portfolio may not be as seasoned as the loan portfolios of our competitors in some of these new markets. Should local real estate markets continue to weaken, we could experience higher default rates resulting in increased levels of nonperforming loans, which would likely result in higher loan losses and reduced earnings.

Nonresidential loans increase our exposure to credit risks.  Over the last several years, we have increased our nonresidential lending in order to improve the yield and reduce the duration of our assets.  These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because repayment often depends on the successful operations and earnings of the borrowers.  Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

If our nonperforming assets increase, our earnings will suffer. Nonperforming assets consist of nonaccrual loans, loans 90 or more days delinquent, and other real estate owned.  Our nonperforming assets adversely affect our net income in the following ways: 1) we do not record interest income on nonaccrual loans or other real estate owned; 2) there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned; and 3) the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activities.  As such, an increase in nonperforming assets will have an adverse effect on future earnings.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, then our earnings could decrease. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of allowance for loan losses, we review our loan loss and delinquency experience, we evaluate current local economic conditions, and we analyze the collateral position of our loan portfolio.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in increases to our loan loss allowance. Material additions to our loan loss allowance would materially decrease our net income.  In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations. In 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act provides that the OTS will cease to exist one year from the date of the new law’s enactment. All functions of OTS relating to federal savings associations, and all rulemaking authority for federal and state savings associations will be transferred to Office of Comptroller of the Currency (“OCC”).  The Board of Governors of the Federal Reserve System (“FRB”) will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.  Savings and loan holding companies, such as the Company, will be subject to consolidated regulatory capital requirements imposed on bank holding companies by the FRB.  Currently savings and loan holding companies do not have minimum regulatory capital requirements.

The Dodd-Frank Act requires minimum leverage, or Tier 1capital, and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities (“TPS”).  TPS issued before May 19, 2010 by a bank holding company that had total assets of less than $15 billion as of December 31, 2009 are permanently grandfathered. The Company’s $15 million of TPS will be grandfathered under this legislation.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give common stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Our participation in the TARP Capital Purchase Program may increase costs and limit our ability to pursue business opportunities. The EESA, as augmented by the ARRA, was intended to stabilize and provide liquidity to the U.S. financial markets. The programs established or to be established under the EESA and the Troubled Asset Relief Program (“TARP Capital Purchase Program”) may result in increased regulation of the industry in general and/or TARP Capital Purchase Program participants in particular. Compliance with such regulations may increase the Company’s costs and limit its ability to pursue business opportunities.

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

Changes in interest rates could adversely affect the Company’s financial condition and results of operations. Citizens South Banking Corporation’s results of operations and financial condition are affected by changes in interest rates. The Company’s results of operations depend substantially on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.  Because the Company’s interest-earning assets generally reprice or mature more quickly than interest-bearing liabilities, a decrease in interest rates generally could result in a decrease in the Company’s net interest income.  We are also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the value of Citizens South Banking Corporation’s interest-earning assets, and in particular, its securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  Unrealized losses on securities available for sale, net of tax, are reported as a separate component of shareholders’ equity. As such, decreases in the fair value of securities available for sale resulting from increases in market interest rates, would have an adverse effect on shareholders’ equity.

We may face risks with respect to future expansion.  As a strategy, we have sought to increase the size of our operations by actively pursuing business development opportunities. We may seek whole bank or branch acquisitions in the future. Acquisitions and mergers involve a number of risks, including:

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

Our trading volume is low compared with  larger financial institutions. The trading volume in the Company’s stock is comparable to other similarly-sized banks.  However, this trading volume is low compared with larger financial institutions.  As such, the liquidity of the Company’s stock is more limited than other companies which may adversely affect the price at which shares of our common stock may be sold.

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

A substantial decline in the value of our FHLB common stock may adversely affect our financial condition. We own common stock of the FHLB of Atlanta in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program.  Recent published reports indicate that certain member banks of the FHLB system may be subject to asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a FHLB, including the FHLB of Atlanta, could be substantially diminished.  Consequently, given that there is no market for our FHLB of Atlanta common stock, we believe that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future.  If this occurs, it would adversely affect our results of operations and financial condition.

Declines in the value of certain investment securities could require write-downs, which would reduce our earnings.   A number of factors, or combinations of factors, could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value, or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

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

The pre-tax gain we recorded upon the acquisition of Bank of Hiawassee is a preliminary amount and could be decreased.  We accounted for the Bank of Hiawassee acquisition under the purchase method of accounting, recording the acquired assets and liabilities of Bank of Hiawassee at fair value based on preliminary purchase accounting adjustments.  Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving a significant amount of judgment regarding estimates and assumptions.  Based on the preliminary adjustments made, the fair value of the assets we acquired exceeded the fair value of the liabilities assumed which resulted in an initial $18.7 million pre-tax gain for our company.  Under purchase accounting, we have up to one year after the acquisition to finalize the fair value adjustments, meaning that until then we could materially adjust the preliminary fair value estimates of Hiawassee’s assets and liabilities based on new or updated information.  Such adjustments could reduce the extent by which the assets acquired exceeded the liabilities assumed and would result in a decrease to the pre-tax gain that we recorded as of the acquisition date.

We may incur loan losses related to Bank of Hiawassee that are materially greater than we originally projected. Bank of Hiawassee had a significant amount of deteriorating and nonperforming loans that ultimately led to the closure of the bank.  When we placed our bid with the FDIC to assume the assets and liabilities of Bank of Hiawassee, we estimated an amount of future loan losses that we believed would occur and factored those expected losses into our bid amount.  Estimating loan losses on an entire portfolio of loans is a difficult process that is dependent on a significant amount of judgment and estimates, especially for loan portfolios like Hiawassee’s with a high concentration of deteriorating and nonperforming loans.  If we materially underestimated the extent of those losses, it could result in additional losses would be reflected in the Company’s provision for loan losses.

We may experience difficulty in managing the loan portfolio acquired from Bank of Hiawassee within the limits of the loss protection provided by the FDIC. In connection with the Bank of Hiawassee acquisition, Citizens South Bank entered into loss-sharing agreements with the FDIC that covered approximately $231.1 million of Bank of Hiawassee’s assets. Citizens South Bank will share in the losses, which begin with the first dollar of loss incurred, of the assets covered by the loss-sharing agreements, which include residential mortgage loans and nonresidential loans (collectively referred to as “covered loans”). Pursuant to the terms of the loss-sharing agreement, the FDIC is obligated to reimburse Citizens South Bank 80% of eligible losses of up to $102 million with respect to covered loans. The FDIC will reimburse Citizens South Bank for 95% of eligible losses in excess of $102 million with respect to covered loans. Citizens South Bank has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered loans. Although we have expertise in asset resolution, we cannot guarantee that we will be able to adequately manage the covered loan portfolios within the limits of the loss protection provided by the FDIC.

We may engage in additional FDIC-assisted transactions, which could present additional risks to our business. We may have opportunities to acquire the assets and liabilities of additional failed banks in FDIC-assisted transactions. We would be subject to many of the same risks that exist with respect to our acquisition of Bank of Hiawassee.  In addition, because FDIC-assisted transactions are structured in a manner that do not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We may not be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2010, the Company operated 21 full-service branch offices located in North Carolina, South Carolina, and Georgia.  There were 16 full-service branch offices located in the Charlotte region. Twelve of these offices were owned by the Company including offices located in the North Carolina counties of Gaston (7), Rowan (2), Iredell (2) and Union (1).  The remaining four offices, which were located in Monroe, Indian Trail, and Charlotte, North Carolina and Rock Hill, South Carolina, were leased.    The Company also operated five full-service branch offices in Northern Georgia.  Four of the branches were owned by the Company including offices located in the Georgia counties of Fannin (2), Union (1), and Towns (1).  The leased office was located in a grocery store in Hiawassee, Georgia. All leased properties were all arms length transactions which did not involve any insiders. Management considers the facilities to be well maintained and suitable for present operations.

Item 3.	Legal Proceedings

Periodically there have been various claims and lawsuits involving the Company or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. In the opinion of management, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on the financial condition, operations, or cash flows of the Company or the Bank.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the Nasdaq Global Market under the ticker symbol “CSBC.” Price and volume information is contained in The Wall Street Journal and other daily newspapers in the Nasdaq section under the Global Market System listings. Market makers in the Company’s common stock include Keefe, Bruyette & Woods, Inc., Sandler O’Neill & Partners, Howe Barnes Investments, Inc., Sterne, Agee, and Leach, Inc., Stifel Nicholas & Co., Fig Partners LLC, and others.  As of February 28, 2011, the Company had 1,579 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 11,508,750 shares outstanding.

The following table sets forth quarterly closing market sales price ranges for the common stock and the cash dividend declared per share for the Company’s common stock over the past two years.

Quarterly Stock Price Ranges and Dividends

	Year Ending December 31, 2010			Year Ending December 31, 2009
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$6.19	$4.19	$0.04	$6.85	$3.86	$0.04
2nd	6.90	4.76	0.04	6.00	4.65	0.04
3rd	6.33	4.46	0.04	6.50	4.35	0.04
4th	5.10	3.90	0.01	6.35	4.50	0.04

Dividend Policy.  The Company’s common stockholders are entitled to receive cash dividends as the Board of Directors authorizes at the Board’s discretion.  The Board of Directors considers the Company’s current and projected earnings as well as the Company’s capital levels on a quarterly basis to determine the amount of the quarterly dividend to be paid to the common stockholders.  Based on this analysis, the Board of Directors lowered the quarterly dividend paid to common stockholders from $0.04 per share to $0.01 per share in the fourth quarter of 2010 due to lower earnings resulting from increased loan loss reserves.  The Company has paid a cash dividend each year since converting from a mutual to stock form of ownership. We intend to continue to pay such quarterly cash dividends if such dividends are considered to be in the best interests of the common stockholders and if such payments will allow the Bank to maintain its capital status as “well capitalized” under applicable banking regulations.  However, as a condition to participating in the U.S. Treasury Capital Purchase Plan (“CPP”), the Company is prohibited from increasing future quarterly dividend payments made to common stockholders to a level in excess of the amount of the dividend at the time the Company received CPP proceeds without receiving prior approval from the U.S. Treasury.

Recent Sales of Unregistered Securities.  Not applicable.

Repurchases of Equity Securities.  There were no repurchases of equity securities during the year ended December 31, 2010.  As a condition to participating in the U.S. Treasury Capital Purchase Plan, the Company is prohibited from repurchasing common stock for three years following the receipt of CPP proceeds without receiving prior approval from the U.S. Treasury.   As a result, future repurchases of Company common stock are not anticipated for 2011.  The most recent repurchase authorization was granted by the Board of Directors in June 2008, for the repurchase of up to 220,500 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock.   As of December 31, 2010, the Company had repurchased a total of 10,477 shares at an average price of $7.13 per share and had 210,023 shares remaining to be repurchased under this plan.

Performance Graph. The following is a stock performance graph comparing: 1) the cumulative total return on the common stock for the period beginning with the last trade of Citizens South Banking Corporation’s stock on December 31, 2005, as reported on the Nasdaq Stock Market, through December 31, 2010; 2) the cumulative total return on stocks included in the Russell 2000 index over such period; and 3) the cumulative total return on stocks included in the SNL Southeast Thrift Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed initial investment of $100.  The performance graph was prepared by SNL Financial, LC using data as of December 31, 2010.

Item 6.	Selected Financial Data

The following table presents selected information concerning the financial position of Citizens South Banking Corporation and its subsidiaries as of and for the dates indicated.

Table 1 - Selected Consolidated Financial Information and Other Data

	At and for the years ended
	2010	2009	2008	2007	2006
(Dollars in thousands, except per share and nonfinancial data)

Summary of Operations:
Interest income	$43,915	$38,301	$42,991	$46,735	$42,919
Interest expense	14,678	16,527	22,351	26,500	22,279
Net interest income	29,237	21,774	20,640	20,235	20,640
Provision for loan losses	14,050	10,980	3,275	1,290	1,165
Net interest income after loan loss provision	15,187	10,794	17,365	18,945	19,475
Noninterest income	27,136	7,972	5,635	6,562	6,141
Noninterest expense	29,335	50,272	19,226	17,895	17,544
Net income (loss) before income taxes	12,988	(31,506)	3,774	7,612	8,072
Income tax expense (benefit)	4,349	(1,499)	639	1,947	2,617
Net income (loss)	8,639	(30,007)	3,135	5,665	5,455
Dividends on preferred stock	1,025	1,034	54	-	-
Net income (loss) available to common shareholders	$7,614	$(31,041)	$3,081	$5,665	$5,455

Per Common Share Data:
Net income (loss):
Basic	$0.78	$(4.19)	$0.42	$0.74	$0.68
Diluted	0.78	(4.19)	0.42	0.73	0.67
Weighted average shares outstanding:
Basic	9,742,330	7,410,692	7,374,051	7,688,022	8,017,956
Diluted	9,742,330	7,410,692	7,374,051	7,753,940	8,095,276
End of year shares outstanding	11,508,750	7,526,854	7,515,957	7,610,017	8,111,659
Cash dividends paid	$0.13	$0.16	$0.34	$0.32	$0.30
Book value	6.32	6.87	11.21	11.05	10.61
Tangible book value	6.17	6.80	7.14	6.96	6.69

Selected End of Year Balances:
Total assets	$1,064,487	$791,532	$817,213	$779,140	$743,370
Loans, net	736,510	610,201	626,688	559,956	515,402
Allowance for loan losses	11,924	9,189	8,026	6,144	5,764
Investment securities	111,586	83,370	109,180	116,412	126,017
Deposits	850,456	609,345	581,488	590,765	562,802
Shareholders' equity	93,443	72,322	104,720	84,033	85,961

Selected Average Balances:
Total assets	$1,018,716	$830,244	$799,869	$753,085	$716,934
Loans, net	729,202	621,949	593,404	526,913	493,324
Investment securities	95,452	99,837	111,473	126,639	115,086
Deposits	798,009	609,034	580,811	575,302	535,935
Shareholders' equity	90,304	104,222	85,232	84,784	85,035

Selected Financial Performance Ratios:
Return on average assets (1) (2)	0.75%	-3.74%	0.39%	0.75%	0.76%
Return on average common equity (1) (2)	8.15%	-42.92%	2.94%	6.74%	6.35%
Noninterest income to average total assets (1)	2.66%	0.96%	0.70%	0.87%	0.86%
Noninterest expense to average total assets (2)	2.88%	6.06%	2.40%	2.38%	2.45%
Efficiency ratio (1) (2)	52.04%	169.00%	73.17%	66.78%	65.51%

Table 1 - Selected Consolidated Financial Information and Other Data (continued)

	At and for the years ended
	2010	2009	2008	2007	2006
(Dollars in thousands, except per share and nonfinancial data)

Net Interest Margin:
Yield on earning assets	4.81%	5.19%	6.11%	7.13%	6.90%
Cost of funds	1.73%	2.44%	3.36%	4.29%	3.80%
Net Interest spread	3.08%	2.75%	2.75%	2.84%	3.10%
Net interest margin (taxable equivalent)	3.21%	2.98%	2.97%	3.14%	3.33%

Credit Quality Information and Ratios:
Allowance for loan losses - beginning of year	$9,189	$8,026	$6,144	$5,764	$5,104
Add: Provision for loan losses	14,050	10,980	3,275	1,290	1,165
Less: Net charge-offs	11,315	9,817	1,393	910	505
Allowance for loan losses - end of year	11,924	9,189	8,026	6,144	5,764

Allowance for loan losses to total non-covered loans	2.02%	1.51%	1.28%	1.10%	1.12%
Net charge-offs to average non-covered loans	1.88%	1.58%	0.23%	0.17%	0.10%
Non-covered nonperforming loans to non-covered loans	2.79%	1.96%	0.48%	0.32%	0.58%
Non-covered nonperforming assets to total assets	2.26%	2.15%	0.69%	0.30%	0.42%
Non-covered nonperforming assets to total non-covered loans and other real estate owned	4.03%	2.77%	0.90%	0.42%	0.61%

Nonperforming Assets:
Non-covered nonperforming loans	16,414	11,990	3,032	1,812	3,011
Nonperforming loans covered by FDIC loss-share (3)	25,543	-	-	-	-
Other real estate owned - non-covered	7,650	5,067	2,601	529	139
Other real estate owned - covered by FDIC loss-share	7,002	-	-	-	-
Total nonperforming assets	$56,609	$17,057	$5,633	$2,341	$3,150

Capital Ratios:
Tangible common equity	6.69%	6.47%	0.00%	0.00%	0.00%
Leverage Capital (Bank only)	9.74%	10.44%	10.40%	8.74%	9.11%
Tier 1 Risk-Based Capital (Bank only)	15.54%	12.98%	12.01%	10.25%	10.81%
Total Risk-Based Capital (Bank only)	16.80%	14.07%	13.07%	11.21%	11.81%

Other Data:
Number of banking offices	21	16	15	15	14
Number of employees (full-time equivalents)	230	138	149	153	143

(1)	Includes the gain on acquisition of Bank of Hiawassee of $19.7 million for the year ended December 31, 2010.
(2)
Includes $29.6 million impairment of goodwill for the year ended December 31, 2009. Also includes acquisition and integration expenses of $1.1million for the year ended December 31, 2010, and $220,000 for the year ended December 31, 2008.

(3)	The contractual balance of nonperforming loans covered by FDIC loss-share agreements totaled $31.2 million at December 31, 2010.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to assist readers in understanding and evaluating the financial condition and results of operations of the Company and its subsidiaries.  The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8. of this Annual Report.  Additional discussion and analysis is contained in our quarterly reports filed on Form 10-Q for the fiscal quarters ended March 31, 2010, June 30, 2010, and September 30, 2010.

Executive Overview

For the year ended December 31, 2010, the Company reported net income available to common stockholders of $7.6 million, or $0.78 per diluted share compared to a net loss of $31.0 million, or $4.19 per diluted share, for the year ended December 31, 2009.  A summary of the primary reasons for the change in net income is as follows:

•
In March 2010 the Company acquired $276.9 million in assets and assumed $331.8 million of liabilities from Bank of Hiawassee in a FDIC-assisted transaction, net of fair value adjustments.  As a result of this transaction, the Company posted an initial $18.7 million pre-tax gain from acquisition which was later adjusted to $19.7 million.  Also, as a part of the acquisition, the Company acquired $183.2 million in loans, net of fair value adjustments.  This contributed to the $5.6 million increase in interest income.

•
In December 2009 the Company recognized a non-cash goodwill impairment charge of $29.6 million which was the result of the Company’s annual goodwill impairment test.  In performing the impairment test, the Company estimated the fair value of the reporting unit (which was determined to be the Company) using a market value approach that utilizes the Company’s current stock price as the primary indicator of fair market value.  The results of the impairment test indicated that the $29.6 million in outstanding goodwill was fully impaired and had a fair value of $0.

•
The Company increased its provision for loan losses by $3.1 million to $14.1 million in 2010 as compared to $11.0 million in 2009. The increased provision reflected the continued weakness of the overall economy in the Company’s local markets and the associated increased level of delinquent loans, as well as net charge offs for the year of $11.3  million, or 1.91% of average non-covered loans.  At December 31, 2010, non-covered nonperforming assets, which included non-covered loans that were 90 days or more delinquent, or in nonaccrual status, and other non-covered real estate owned, amounted to $24.1 million, or 2.79% of total assets.

•
The Company’s net interest margin was 3.21% for the year ended December 31, 2010 compared to 2.98% for the year ended December 31, 2009.  This 23 basis point improvement was primarily due to the Company’s cost of funds decreasing at a faster rate than its yield on assets.  During 2010, the Company’s cost of funds decreased 71 basis points, while its yield on assets decreased only 38 basis points.

•
Total shareholders’ equity increased by $21.1 million to $93.4 million at December 31, 2010. This increase was primarily due to a $15 million capital raise during the year and $7.6 million of net earnings for 2010.

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

Comparison of Financial Condition for the Years Ended December 31, 2010 and 2009

The discussion below is designed to provide a comparison of the Company’s financial condition from December 31, 2009, to December 31, 2010.  The Company’s financial condition is primarily measured in terms of its composition of assets and liabilities and capital adequacy and liquidity.

Assets

Total assets increased by $273.0 million, or 34.5%, from $791.5 million at December 31, 2009, to $1.1 billion at December 31, 2010.  The primary reason for the increase was the acquisition of Bank of Hiawassee on March 19, 2010, which included $343.3 million in total assets at fair value as described in further detail in Note 3 of this Annual Report.

Cash and Cash Equivalents.  Cash and cash equivalents represents the Company’s interest-bearing and noninterest- bearing deposit accounts and cash on hand.  These assets increased by $67.7 million from $53.2 million at December 31, 2009, to $120.9 million at December 31, 2010. This increase was primarily attributable to the $95.1 million of net cash received from the acquisition of Bank of Hiawassee.  The primary component of the cash received in the acquisition was the $66.4 million paid by the FDIC to the Company.  This payment by the FDIC represented the $35.3 million difference between the assets acquired and liabilities assumed and the Company’s $31.1 million negative bid, net of a 1% deposit premium paid, for the acquisition of Bank of Hiawassee. The remaining $28.7 million represents the existing cash and cash equivalents acquired from Bank of Hiawassee.  These increases were partly offset by a $27.5 million decrease in borrowed money, $1.3 million in cash dividends paid to common stockholders, and $1.0 million in cash dividends paid to preferred stockholders.  Management expects that cash and cash equivalents will decrease in 2011 as new loans are funded and excess liquidity is invested in higher-yielding investment securities.

Investment Securities.  The Company’s investment security portfolio primarily consists of U.S. Treasury bonds, U.S. Government Agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Investment securities increased by $28.2 million, or 33.8%, from $83.4 million at December 31, 2009, to $111.6 million at December 31, 2010.  The increase was largely due to the acquisition of Bank of Hiawassee which added $22.3 million of investment securities.  These acquired securities primarily consisted of U.S. Government agency bonds, U.S. Government issued mortgage-backed securities, and municipal bonds, which are comparable to the types of investment securities that were in the Company’s existing investment portfolio.  Also the Company sold $49.3 million in investment securities and received proceeds from $12.2 million in normal maturities, principal amortization, and calls.  The sales of investment securities during 2010 were primarily for the purpose of reducing longer-term maturities and subsequently lowering the Company’s exposure to rising interest rates.  This increase in investment securities was partly offset by the purchase of $104.9 million in investment securities in 2010.  The securities purchased generally had shorter maturities or were designated as held-to-maturity in order to reduce the Company’s capital exposure to rising interest rates in the future. Management expects that in 2011 the balances of its investment securities portfolios will increase as management invests its excess liquidity in order to generate increased future earnings.

Loans.  During 2010, loans outstanding increased by $126.3 million from $610.2 million at December 31, 2009, to $736.5 million at December 31, 2010.   This increase in loans was primarily due to the acquisition of Bank of Hiawassee that included $147.6 million of loans at December 31, 2010.  Excluding the loans acquired in the Bank of Hiawassee transaction, the Company’s total loans decreased by $21.3 million.   Most of this decrease was concentrated in speculative construction loans which decreased by $5.8 million, or 51.1%, to $5.6 million at December 31, 2010, and commercial land and residential acquisition and development loans which decreased by $13.0 million, or 17.1%, to $75.9 million at December 31, 2010.  Given the continued slowdown in the local economy and real estate markets, the Company has focused on reducing its exposure to these types of loans.  Historically, the Company has not actively originated commercial real estate loans that are secured by hotels, motels, golf courses, or resort properties. Also, the Company has not been an originator or purchaser of option adjustable rate or “no documentation” residential portfolio loans and the portfolio does not include any residential mortgage loans that are considered “sub-prime” which are generally considered loans made to borrowers with lower credit ratings resulting from a poor payment history.  Refer to “Lending Activities” and “Asset Quality” later in this section for further discussion.

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned.  At December 31, 2010, we had $14.7 million in other real estate owned compared to $5.1 million at December 31, 2009.  Of the $14.7 million of other real estate owned at December 31, 2010, $7.0 million is covered by FDIC loss-share agreements.  The remaining $7.7 million of non-covered other real estate owned is comprised of $1.4 million of one-to-four residential dwellings, $894,000 of commercial real estate, and $5.4 million of developed residential lots and undeveloped land.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition and are located in the Bank’s primary lending area.  Management will continue to aggressively market foreclosed properties for a timely disposition.

Premises and Equipment.  The Company operated 21 full-service branches in the Charlotte and Northern Georgia regions at December 31, 2010.  Sixteen of these offices were owned by the Company, including the corporate office and operations center, and the five other offices were leased.  During 2010 premises and equipment increased by $8.3 million, or 54.1%, to $23.8 million at December 31, 2010.  As part of the acquisition of Bank of Hiawassee, the Company had an option to purchase the acquired bank’s existing four full-service offices and its operations center along with the existing premises and equipment which had a book balance of $10.8 million at the time of the acquisition.  The acquisition price was determined by an independent fair market valuation of the properties and the related furniture and equipment. The Company also assumed the lease for the Bank of Hiawassee’s fifth branch office.  During the third quarter of 2010, the Company acquired the existing four branch offices and related furniture and equipment for $8.7 million.  The Company did not acquire the acquired bank’s operations center.  Also during 2010, the Company recognized normal depreciation of $1.3 million on its premises and equipment.  This depreciation was partly offset by the purchase of furniture and equipment for the Company’s new full-service leased office in Indian Trail, North Carolina.  This new office replaced the previous leased full-service office in Stallings, North Carolina.

FDIC Loss Share Receivable.  The FDIC loss share receivable relates to agreements with the FDIC, whereby the FDIC has agreed to reimburse to the Company a percentage of the losses related to loans and other real estate that the Company assumed in the acquisition of a failed bank.  This loss share receivable is measured separately from the loan portfolio and other real estate because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them.  The carrying value of this receivable is determined at each period end by multiplying the estimated amount of loan and other real estate losses covered by the agreements by the FDIC reimbursement percentage.  The Company’s loss share agreements with the FDIC provide for coverage of up to 80% of losses on covered loans and other real estate owned up to $102 million and 95% of coverage of any losses in excess of $102 million.

Intangible Assets.  The Company’s intangible assets consist of $1.7 million of core deposit intangibles that were booked in conjunction with the Company’s acquisition of Trinity Bank in 2005 and Bank of Hiawassee in 2010.  These intangible assets are being amortized on an accelerated basis.  Amortization expense in 2010 amounted to $517,000 compared to $314,000 in 2009.

Liabilities

Total liabilities increased by $251.8 million, or 35.0%, from $719.2 million at December 31, 2009, to $971.0 million at December 31, 2010.   This increase was primarily due to the acquisition of Bank of Hiawassee that added total liabilities of $313.8 million at acquisition date.

Deposits.  The Company offers a wide array of deposit products for small businesses and consumers including demand deposit accounts, money market deposit accounts, savings accounts, and time deposits.  During 2010, the Company’s total deposits increased by $241.1 million from $609.3 million at December 31, 2009, to $850.5 million at December 31, 2010.  This increase in deposits was primarily fueled by the $292.2 million in deposits assumed by Bank of Hiawassee during the first quarter of 2010.  Excluding the Bank of Hiawassee deposits, demand deposits, or checking accounts, increased by $17.0 million, or 10.7%, to $176.4 million at December 31, 2010.  Management is committed to increasing demand deposit accounts and building new and enhancing existing customer relationships through improving technology, expanding its branch network and focused marketing efforts. The Company continues to focus on two products for both its commercial and retail customers that significantly contributed to the strong growth in demand deposit accounts in 2010.  The first product is our remote deposit capture, which gives our commercial customers the ability to make deposits of checks remotely without physically visiting a branch office.  This allows our commercial sales force the opportunity to solicit business from commercial customers that may not be located near an existing branch office.  The second product is a high-yield checking account product that compares favorably with some of our competitors who offer a higher interest rate on their checking account, but include numerous conditions in order to receive the higher rate.  In addition, we offer all-day banking, which eliminated the 2:00 p.m. cutoff for current day processing of deposits.  During 2010, money market deposit accounts increased by $23.8 million, or 20.1%, to $142.5 million at December 31, 2010.  This growth was primarily due to $20.7 million of deposits assumed from Bank of Hiawassee.  The remaining increase was partly due to consumers moving money from other financial institutions and brokerage accounts due to concerns about the safety of their principal during the height of the financial crisis in early 2010.  Also, some consumers rolled their maturing time deposits into these accounts because they provide a higher degree of liquidity and provide a competitive interest rate.  Savings accounts increased by $6.4 million, or 60.7%, to $17.0 million.  However, this increase was predominately due to the $6.1 million of savings accounts assumed from Bank of Hiawassee.  Time deposits increased $127.7 million, or 39.8%, to $448.4 million at December 31, 2010.  This increase was largely due to $139.6 million of time deposits that were assumed from Bank of Hiawassee.  Excluding these assumed deposits, then Company’s time deposits decreased by $11.8 million.  This decrease was primarily due to the low level of short-term interest rates in 2010, which made alternative investments more attractive to customers.  While management is committed to growing its deposit base from within the Company’s market area, we are focused on building relationships and we generally do not offer premium interest rates on time deposits to customers that do not have a banking relationship with our Company.  From time to time, brokered time deposits may be used as an additional source of liquidity as needed.  However, historically we have not needed to solicit such brokered relationships and as of December 31, 2010, only $99,000 was brokered time deposits.

Borrowed Money.  The Company’s borrowed money includes advances from the Federal Home Loan Bank of Atlanta (“FHLB”), repurchase agreements, retail repurchase agreements, and subordinated debt.  During 2010 our borrowed money increased by $3.6 million from $97.6 million at December 31, 2009, to $101.2 million at December 31, 2010.  This increase was primarily due to $31.6 million of FHLB advances that were assumed in the Bank of Hiawassee acquisition.  The Company repaid $12.5 million of the FHLB advances assumed in the Bank of Hiawassee transaction in the second quarter of 2010.  Additional decreases in borrowed money were due to normal maturities during the period. The Company plans to use excess liquidity to repay these borrowings as they mature.  From time to time additional borrowed money may be used to fund additional loan growth, or to purchase investment securities.

 Shareholders’ Equity.  Total shareholders’ equity increased by $21.1 million from $72.3 million at December 31, 2009, to $93.4 million at December 31, 2010.  This increase was primarily due to net income of $7.6 million during 2010 and the issuance of $15.0 million of common stock, less $1.0 million of issuance costs. In March 2010 the Company raised approximately $15.0 million through direct sales to accredited investors of equity securities of the Company (the “Private Placement”). Under the terms of the Private Placement, the investors purchased 1,564,920 shares of the Company’s common stock at a purchase price of $4.28 per share and 8,280 shares of a newly authorized series of the Company’s preferred stock, designated as Mandatorily Convertible Cumulative, Non-Voting Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) at a purchase price and liquidation preference of $1,000 per share. After the receipt of certain approvals, each share of the Series B Preferred Stock converted into the Company’s common stock effective June 29, 2010, at an initial conversion price of $4.28 per share of common stock. Upon conversion of the 8,280 shares of Series B Preferred Stock, 1,931,999 shares of the Company’s common stock were issued to the investors. These increases in shareholders’ equity were partly offset by the payment of $1.3 million in cash dividends on common stock.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

Overview. The Company reported net income of $7.6 million, or $0.78 per diluted share, for the year ended December 31, 2010, compared to a net loss of $31.0 million, or $4.19 per diluted share, for the year ended December 31, 2009.  The primary contributing factor for the net income in 2010 was an $11.5 million net gain on acquisition. The primary reason for the loss in 2009 was the $29.6 million goodwill impairment that was recognized as a result of the Company’s annual goodwill impairment evaluation testing.

Net interest income. Net interest income is the largest component of our net income.  Net interest income is the difference between total interest income, primarily on loan and investment portfolios, and interest expense, primarily on deposits and borrowings.  Net interest income is determined by the rates earned and paid on interest-earning assets and interest-costing liabilities, the volume, or amount, of interest-earning assets and interest-costing liabilities, and the mix of interest earnings assets and interest costing liabilities.  Tables 2 and 3 following this discussion set forth certain information regarding the Company’s yield on interest-earnings assets and cost of interest-bearing liabilities for the respective three year periods ended December 31.  Table 2 details the Company’s average assets and average liabilities and the respective yield or cost of each of the components that are detailed.  Table 3 sets forth information regarding changes in our interest income and interest expense for the periods indicated. For each category of our interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to 1) changes in volume, which are changes in average volume multiplied by the average rate for the previous period; 2) changes in rates which are changes in average rate multiplied by the average volume for the previous period; and (3) changes in rate/volume, which are allocated equally between rate and volume variances.  The total change is the sum of the previous columns.

The Company’s net interest income increased by $7.4 million, or 34.1%, from $21.8 million for the year ended December 31, 2009, to $29.2 million for the year ended December 31, 2010.  During 2010 the Company experienced a 23 basis point increase in the net interest margin from 2.98% for 2009 to 3.21% for 2010. This increase in the net interest margin was caused in part by a 71 basis point decrease in the Company’s average cost of funds from 2.44% in 2009 to 1.73% for 2010.  The benefit from the lower cost of funds was partly offset by a 38 basis point decrease in the average yield on assets from 5.19% in 2009 to 4.81% in 2010.   Also contributing to the net interest margin expansion was a $170.9 million increase in the Company’s average interest-earning assets from $748.8 million in 2009 to $919.7 million in 2010.  However, average interest-bearing liabilities also increased by $171.5 million from $676.4 million in 2009 to $847.8 million in 2010 which partly offset the effects of the increase in average interest-earning assets.

Interest income for the year ended December 31, 2010, increased by $5.6 million, or 14.6%, to $43.9 million.  Interest income from loans increased by $6.9 million, or 20.4%, to $40.5 million for the year ended December 31, 2010.  This increase was caused by a $106.7 million increase in the average balance of loans in 2010 to $728.6 million.  This increase was partly offset by a 15 basis point decrease in the average yield on loans in 2010 to 5.58% reflecting lower market interest rates in 2010.  Interest earned on investment securities decreased by $1.5 million to $3.0 million in 2010.  This decrease in interest income on investment securities was due to a 155 basis point decrease in the average yield on investment securities coupled with a $4.4 million decrease in the average outstanding balance of investment securities to $95.4 million in 2010.  Interest earned on interest-bearing bank balances increased by $215,000, or 214.1%, to $314,000 in 2010.  This increase was primarily due to a $68.6 million increase in the average balance in 2010.  The average yield of interest-bearing bank balances decreased by four basis points to 0.33% in 2010.

Interest expense decreased $1.8 million, or 11.2%, to $14.7 million for the year ended December 31, 2010. This decrease was largely due to a 71 basis point decrease in the average cost of funds from 2.44% in 2009 to 1.73% in 2010, reflecting lower market interest rates in 2010.  Interest expense on deposits decreased $1.7 million, or 14.3%, to $10.4 million in 2010.  This decrease was primarily due to a 71 basis point decrease in the average cost of deposits to 1.40% in 2010, reflecting lower market interest rates in 2010.  The positive impact of a decrease in the cost of deposits was partly offset by a $167.5 million increase in average deposits in 2010. Interest expense on borrowed money decreased by $121,000, or 2.7%, to $4.3 million in 2010.  Average borrowings increased by $4.0 million, or 3.6%, to $116.7 million for 2010, while the average rate paid on borrowings decreased by 31 basis points to 3.78% for 2010. Average borrowings decreased due to maturities that were funded by cash flow funds generated from deposit growth. The Company may increase the level of borrowings to provide liquidity for operating purposes, to purchase investment securities, fund loan growth, and offset any deposit decreases.  If these borrowing levels increase, we expect there will be a corresponding increase in interest expense.

Provision for Loan Losses. The Company provided $14.1 million and $11.0 million in loan loss provisions for the years ended December 31, 2010 and 2009, respectively.  The allowance for loan losses as a percentage of total loans was 2.02% at December 31, 2010, and 1.51% at December 31, 2009. The provision for loan losses was increased due to an increase in non-covered nonperforming assets, coupled with net charge-offs of $11.3 million during 2010.

In 2010, the Charlotte metropolitan area experienced decreases in housing prices, an increased unemployment rate, decreased housing starts and housing sales and decreased commercial activity.  However, the economic slowdown in the Charlotte metropolitan area has generally been less severe than the economic slowdown experienced in other large metropolitan areas of the country.  Due to the slowdown in the local economy, the level of non-covered nonperforming loans increased by $4.4 million, to $16.4 million at December 31, 2010.  As a result, the ratio of non-covered nonperforming loans to total non-covered loans increased from 1.96% at December 31, 2009, to 2.79% at December 31, 2010.  Also, non-covered other real estate owned increased by $2.6 million to $7.7 million at December 31, 2010.  As a result, non-covered nonperforming assets increased by $7.0 million to $24.1 million at December 31, 2010, resulting in an increase in the ratio of non-covered  nonperforming assets to total assets from 2.15% at December 31, 2009, to 2.26% at December 31, 2010.  Refer to “Adequacy of Allowance for Loan Losses” later in this section for further discussion.

Noninterest Income.  Noninterest income increased by $19.2 million from $8.0 million in 2009 to $27.2 million in 2010. The primary reason for the increase was the $19.7 million gain on acquisition resulting from the FDIC-assisted Bank of Hiawassee acquisition. Table 4, which follows this discussion, presents a comparative analysis of the components of noninterest income.

Service charges on deposit accounts increased primarily as a result of an increased number of demand deposit accounts resulting from the Bank of Hiawassee acquisition.  These accounts typically generate monthly service charges and non-sufficient funds (“NSF”) fees on overdrafts.  However, legislation limiting the collection of NSF fees on debit card overdrafts for customers that do not “opt-in” to our overdraft program began in July 2010.  Due to our efforts to encourage our customers to “opt-in” to our overdraft program, the impact of this legislation has not had a significant negative impact on noninterest income. Mortgage banking income increased largely due to higher mortgage loan originations resulting from lower market interest rates, a reduced number of competitors, and the federal tax credit for first time home buyers which expired in April 2010.   Mortgage loan originations for purchases decreased after the expiration of this tax credit.  However originations for refinances increased due to lower market interest rates in 2010.  Commissions on sales of financial products increased due to an increased level of activity.  Much of the Company’s level of activity is related to the performance of the stock market which was positive in 2010.  Income from bank-owned life insurance increased due to the Company transferring a portion of its policies to a higher yielding insurance product.  The decrease in the net gain on sale of investments, available for sale, was due to the sale of $43.3 million of investment securities, available for sale.  These securities were sold primarily for the purpose of shortening the duration of the investment portfolio and reducing the adverse effects of rising interest rates on the Company’s equity position.  The increase in the net loss on sale of other assets was primarily related to losses incurred from the sale of $6.0 million of other real estate.  Given the Company’s increasing portfolio of other real estate owned, additional losses will likely be recognized from the disposal of its other real estate owned.  Other noninterest income increased primarily as a result of higher safe deposit box rental fees, increased income from the operation of other real estate owned and higher dividends on FHLB stock.

Noninterest Expense.  The Company’s noninterest expense decreased by $20.9 million from $50.3 million in 2009 to $29.3 million in 2010.  The primary reason for the reduction was the $29.6 million goodwill impairment charge that was taken in 2009.  Table 5, which follows this discussion, presents a comparative analysis of the components of noninterest expense.

In 2009, the Company recognized a non-cash goodwill impairment charge of $29.6 million which was the result of the Company’s annual goodwill impairment test.  In performing the impairment test, the Company estimated the fair value of the reporting unit (which was determined to be the Company) using a market value approach that utilizes the Company’s current stock price as the primary indicator of fair market value.  The results of the impairment test indicated that the $29.6 million in outstanding goodwill was fully impaired and had a fair value of $0.  The primary factors in the determination of goodwill impairment were the relatively low stock price of the Company and the resulting low market valuation.  These factors were largely attributed to the low market-wide valuations for financial institutions which impacted the Company’s market valuation.

Compensation and benefits expense increased primarily as a result of the increased number of employees resulting from the Bank of Hiawassee acquisition.  The Company has integrated the operations of the acquired bank and has reduced the number of its employment base through attrition and targeted layoffs as a result of the slowing economic conditions.  These reductions were largely focused in the areas related to commercial real estate due to the decreased originations in this area.  As economic conditions improve, the Company will likely increase its number of employees which will increase future compensation expense. Occupancy and equipment expense increased due to the addition of five additional offices during 2010.  In 2011, the Company plans to consolidate the operations of its leased facility in Hiawassee, GA with an existing office in Hiawassee, GA which should lower compensation expense, office occupancy and other noninterest expenses.   Also in 2011, we plan to relocate from an existing leased office in Monroe, NC to a more conveniently located owned facility in Monroe, NC. The net effect of this move on our expenses is expected to be neutral.  Office supplies increased due to higher expenses resulting from supplying five additional offices.  Advertising and business development costs decreased slightly due to a reduced level of marketing during this period of economic slowdown.  As economic conditions improve, advertising and business development costs may increase. Professional services decreased slightly due to fees paid in 2009 related to the preparation and filing of regulatory documents in conjunction with a stock offering which was withdrawn due to unfavorable market conditions and fees paid in 2009 for restructuring a portion of the Company’s FHLB advances.  Telephone and communications expenses increased due to the addition on five locations in 2010.  Data processing increased due to an increased number of customer accounts and software upgrades and enhancements.  The increase in the amortization of intangible assets was due to additional amortization expense related to the $1.6 million core deposit intangible that was booked as a result of the Bank of Hiawassee acquisition.  This core deposit intangible is amortizing over an eight year period on an accelerated basis.  Estimated amortization expense in 2011 is expected to be $506,000. Deposit insurance increased primarily due to an increase in the amount of insured deposits, resulting from the acquisition of Bank of Hiawassee. The Company’s FDIC deposit insurance expense is not expected to increase materially in 2011. During 2010 the Company recognized a $1.4 million valuation adjustment on other real estate owned.  This represented the decrease in the market value of real estate acquired by the Company though foreclosure or deed in lieu of foreclosure.  Additional valuation adjustments on other real estate owned may be incurred in 2011 if real estate values continue to decrease. In 2010 there were restructuring costs of $1.1 million related to severance and other conversion-related costs related to the Bank of Hiawassee acquisition.  No additional acquisition or restructuring costs related to this acquisition are expected for 2011.  The impairment of investment securities in 2010 was primarily related to a $435,000 impairment on a $1.5 million subordinated debt obligation that was determined to be other-than-temporary.  This investment was sold in the first quarter of 2011 for its adjusted book balance at December 31, 2010, so no further impairments will be incurred from this investment in 2011.  Other noninterest expense increased primarily due to higher costs related to managing the Company’s other real estate owned portfolio.  These expenses include unpaid taxes, insurance, and maintenance.

Income Taxes.  The Company recognized an income tax expense of $4.3 million in 2010 compared to income tax benefit of $1.5 million for 2009.  The change in the tax provision was primarily due to a $44.5 million increase in pretax income.  The effective tax rate increased from 4.6% to 36.3% due to the fact that the $29.6 million goodwill impairment in 2009 was not an eligible deduction for income tax purposes.

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

Net interest income. Net interest income is the difference between total interest income and total interest expense and is the Company’s principal source of earnings.  The Company’s net interest income increased by $1.1 million, or 5.5%, from $20.6 million for the year ended December 31, 2008, to $21.8 million for the year ended December 31, 2009.  During 2009 the Company experienced a one basis point increase in the net interest margin from 2.97% for 2008 to 2.98% for 2009. This increase in the net interest margin was caused in part by a 92 basis point decrease in the Company’s average cost of funds from 3.36% in 2008 to 2.44% for 2009.  The benefit from the lower cost of funds was partly offset by a 92 basis point decrease in the average yield on assets from 6.11% in 2008 to 5.19% in 2009.  The lower average rates during 2009 were primarily due to a series of decreases in the federal funds rate by the Federal Reserve Board during 2008 that resulted in a 400 basis point decrease in the prime lending rate during the year from 7.25% at the beginning of 2008 to 3.25% at the end of 2008.  At December 31, 2009, the Company had approximately $279 million in loans, or 46% of the Company’s loan portfolio, repricing each month, the majority of which were tied to the prime lending rate. Also contributing to the net interest margin expansion was a $37.1 million increase in the Company’s average interest-earning assets from $711.7 million in 2008 to $748.8 million in 2009.  However, average interest-costing liabilities also increased by $10.6 million from $665.8 million in 2008 to $676.4 million in 2009 which partly offset the effects of the increase in average interest-earning assets.

Tables 2 and 3 following this discussion set forth certain information regarding the Company’s yield on interest-earnings assets and cost of interest-bearing liabilities for the respective periods ended December 31.  Table 2 details the Company’s average assets and average liabilities and the respective yield or cost of each of the components that are detailed.  Changes in interest income and interest expense can result from changes in both volume and rates. Table 3 sets forth information regarding changes in our interest income and interest expense for the periods indicated. For each category of our interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to 1) changes in volume, which are changes in average volume multiplied by the average rate for the previous period; 2) changes in rates which are changes in average rate multiplied by the average volume for the previous period; and (3) changes in rate/volume, which are allocated equally between rate and volume variances.  The total change is the sum of the previous columns.

Interest income for the year ended December 31, 2009, decreased by $4.7 million, or 10.9%, to $38.3 million.  Interest income from loans decreased by $3.9 million, or 10.5%, to $33.7 million for the year ended December 31, 2009.  This decrease was caused by a 93 basis point decrease in the average yield on loans in 2009 to 5.43% reflecting lower market interest rates in 2009.  This decrease was partly offset by a $28.5 million increase in the average balance for loans in 2009 to $621.9 million.  Interest earned on interest-bearing bank balances decreased by $57,000, or 36.3%, to $100,000 in 2009.  This decrease was primarily due to a 1.93% decrease in the average yield of interest-bearing bank balances to 0.37% in 2009.  However, the negative effects of this decrease in the average yield were partly offset by a $20.2 million increase in the average balance in 2009.  Interest earned on investment securities decreased by $696,000, or 12.4%, to $4.9 million in 2009.  This decrease in interest income on investment securities was due to an $11.6 million, or 10.4%, decrease in the average outstanding balance of investment securities to $99.8 million in 2009 coupled with an 11 basis point decrease in the average yield to 4.94% for 2009.

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

Provision for Loan Losses. The Company provided $11.0 million and $3.3 million in loan loss provisions for the years ended December 31, 2009 and 2008, respectively.  The allowance for loan losses as a percentage of total loans was 1.51% at December 31, 2009, and 1.28% at December 31, 2008. The provision for loan losses was increased due to an increase in nonperforming assets, coupled with net charge-offs of $9.8 million during 2009.

In 2009, the Charlotte metropolitan area experienced decreases in housing prices, an increased unemployment rate, decreased housing starts and housing sales and decreased commercial activity.  However, the economic slowdown in the Charlotte metropolitan area was generally been less severe than the economic slowdown experienced in other large metropolitan areas of the country.  Due to the slowdown in the local economy, the level of nonperforming loans increased by $9.0 million, to $12.0 million at December 31, 2009.  As a result, the ratio of nonperforming loans to gross loans increased from 0.48% at December 31, 2008, to 1.96% at December 31, 2009.  Also, other real estate owned increased by $2.6 million to $5.1 million at December 31, 2009.  Nonperforming assets increased by $11.5 million to $17.1 million at December 31, 2009, resulting in an increase in the ratio of nonperforming assets to total assets from 0.69% at December 31, 2008, to 2.15% at December 31, 2009.  Refer to “Adequacy of Allowance for Loan Losses” later in this section for further discussion.

Noninterest Income.  Noninterest income increased by $2.2 million, or 36.5%, from $6.0 million in 2008 to $8.2 million in 2009.  Table 4, which follows this discussion, presents a comparative analysis of the components of noninterest income.

Service charges on deposit accounts increased primarily as a result of an increased number of demand deposit accounts which generate monthly service charges and non-sufficient funds (“NSF”) fees on overdrafts.  However, recent legislation limiting the collection of NSF fees beginning in July 2009 will have an adverse impact on future fee income from deposit accounts. Mortgage banking income increased largely due to higher mortgage loan originations resulting from lower market interest rates, a reduced number of competitors, and the federal tax credit for first time home buyers.  This federal tax credit for first-time home buyers expired in April 2009 and was expanded to include additional qualified home buyers.  Mortgage loan originations could decrease after the expiration of this tax credit or in the event that market interest rates increase.  The increase in the net gain on sale of investments was due to the sale of $69.3 million of investment securities.  These securities were sold primarily for the purpose of shortening the duration of the investment portfolio and reduce the adverse effects of rising interest rates on the Company’s equity position.  The Company may continue to shorten the duration of its investment portfolio in 2009; however, it is unlikely that there will be any material gains recognized from the sales of investments in 2009. The increase in the net loss on sale of other assets was primarily related to losses incurred from the sale of $2.4 million of other real estate.  Given the Company’s increasing portfolio of other real estate owned, additional losses will likely be recognized from the disposal of its other real estate owned.  Commissions on sales of financial products decreased due to a reduced level of activity.  Much of the Company’s level of activity is related to the performance of the stock market.  Dividend income on FHLB stock decreased as the FHLB suspended most dividend payments during 2009.  The FHLB reinstated its dividend payment to stockholders at the end of 2009. Income from bank-owned life insurance increased slightly due to the Company transferring a portion of its policies to a higher yielding insurance product.  Other noninterest income increased primarily as a result of a $235,000 increase from the fair value adjustment on deferred compensation assets.  This increase in the fair value adjustment on deferred compensation assets was offset by a corresponding decrease in compensation expense, resulting in no impact on net income.

Noninterest Expense.  The Company’s noninterest expense increased by $31.0 million from $19.2 million in 2008 to $50.3 million in 2009.  Table 5, which follows this discussion, presents a comparative analysis of the components of noninterest expense.

The goodwill impairment charge of $29.6 million was the result of the Company’s annual goodwill impairment test.  Pursuant to accounting regulations, goodwill is evaluated for potential impairment on an annual basis.  As such, the Company performs its annual goodwill impairment test in the fourth quarter of each year.  Performing a goodwill impairment test is a two-step process.  In performing the first step, the Company estimated the fair value of the reporting unit (which was determined to be the Company) using a market value approach that utilizes the Company’s current stock price as the primary indicator of fair market value.  The results of the first step indicated that the fair value of the Company was less than the book value of the Company.  As such, the Company performed the second step of the goodwill impairment test.  The results of the impairment test indicated that the $29.6 million in outstanding goodwill was fully impaired and had a fair value of $0.  The primary factors in the determination of goodwill impairment were the relatively low stock price of the Company and the resulting low market valuation.  These factors were largely attributed to the low market-wide valuations for financial institutions which impacted the Company’s market valuation.  The goodwill impairment was a non-cash expense and did not impact operating performance.

Compensation and benefits expense decreased primarily as a result of a reduced number of employees.  The Company reduced its employment base through attrition and targeted layoffs as a result of the slowing economic conditions.  These reductions were largely focused in the areas related to commercial real estate due to the decreased originations in this area.  Occupancy expense decreased largely due to lower depreciation expense resulting from the complete depreciation of several large fixed assets related to the Company’s data processing.  Office supplies decreased due to higher expenses incurred in 2008 related to opening a new office and improved pricing from a new supply vendor.  Advertising cost decreased due to a reduced level of marketing during this economic slowdown.  Professional fees increased primarily as a result of $141,000 in fees related to the preparation and filing of regulatory documents in conjunction with a stock offering which was withdrawn due to unfavorable market conditions.  Also, the Company paid $44,000 for restructuring a portion of its FHLB advances.  Telephone expense increased slightly due to communication upgrades and the addition on a new location in 2008.  Data processing increased due to an increased number of customer accounts and software upgrades and enhancements.  The decrease in the amortization of intangible assets was due to the normal decrease associated with amortizing the core deposit intangible on an accelerated basis.  Deposit insurance increased due to a $380,000 special assessment paid by the Company in 2009 and an increase in the overall deposit assessment rate.  This special assessment and increase in the assessment rate was charged by the FDIC to all insured financial institutions as a result of depleted deposit reserve levels resulting from the increase number of bank failures during 2009.  During 2009 the Company recognized a $338,000 valuation adjustment on other real estate owned.  This represented the decrease in the market value of real estate acquired by the Company though foreclosure or deed in lieu of foreclosure.  In 2008 there were restructuring costs of $220,000 related to severance and other costs related to a realignment of the Company’s management structure.   There were no such charges in 2009.  The impairment of investment securities in 2008 and 2009 was primarily related to a $987,000 impairment on a $1.0 million trust preferred collateralized debt obligation that was determined to be other-than-temporary.  The book value of this investment was written down to $13,000.  Other noninterest expense increased primarily due to higher costs related to managing the Company’s other real estate owned portfolio.  These expenses include unpaid taxes, insurance, and maintenance.

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

Liquidity Management

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits and borrowings, including FHLB advances.  At December 31, 2010, the Bank had approximately $87 million in additional borrowings available from its line of credit from the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  In addition, the Bank maintains a $16 million unsecured Fed funds line of credit with Pacific Coast Bankers Bank and a $6 million unsecured Fed funds line of credit with CenterState Bank of Florida. As of December 31, 2010, the balance on both of the Fed funds lines of credit was $0. The Company may also solicit brokered deposits for providing funds for asset growth.

Off-Balance Sheet Arrangements.   In the normal course of business, various commitments are outstanding that are not reflected in the Company’s consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.  Table 6, which follows this discussion, details the Company’s off-balance sheet commitments at December 31, 2009 and December 31, 2010.

Contractual Obligations.  Under existing contractual obligations, the Company will be required to make payments in future periods.  The Company expects that a portion of the deposits will not be renewed upon maturity.  If there is a higher than normal level of time deposits that are not renewed at maturity, then the Company may experience a decrease in liquidity.  This may result in the Company offering higher than market interest rates to maintain deposits, which would increase interest expense.  Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less. Table 7 following this discussion presents aggregated information about payments due under such contractual obligations at December 31, 2010.

Capital Resources

Funding for future growth is largely dependent upon the earnings of the Company and its subsidiaries.  At December 31, 2010, the Company had a capital-to-assets ratio of 8.8%.  As such, the Company fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements.

Bank Regulatory Capital.  OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio.  At December 31, 2010, Citizens South Bank’s capital exceeded all applicable requirements. Under prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank’s capital: 1) well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2010, Citizens South Bank met the criteria for being considered “well-capitalized.”

Preferred Stock.  On December 12, 2008, Citizens South Banking Corporation entered into a Letter Agreement (the "Purchase Agreement") with the United States Department of the Treasury ("U.S. Treasury") pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the "Series A Preferred Stock"), having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant to purchase 450,314 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $6.83, adjusted for stock dividends.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  After three years, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to December 12, 2011, and unless the Company has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, the approval of the U.S. Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement. The Warrant has a ten-year term and is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company's common stock, and upon certain issuances of the Company's common stock at or below a specified price relative to the then current market price of the Company's common stock. Pursuant to the Purchase Agreement, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.  Both the Series A Preferred Stock and Warrant will be accounted for as components of Tier 1 capital.  The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register for resale the Series A Preferred Stock, the Warrant and the shares of common stock underlying the Warrant if and when requested to do so in writing by the U.S. Treasury.  Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer. The U.S. Treasury also placed certain restrictions on the amount and type of compensation that can be paid to certain senior level executives of the Company.

Lending Activities

Loan Types. The Company originates a variety of loans including residential mortgage loans, commercial real estate loans, commercial business loans, and consumer loans within its market area.  A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area.  The Company has a diversified loan portfolio with no material concentrations to any one borrower or industry.  The Company has not been an originator or purchaser of option adjustable rate or “no documentation” portfolio loans and the Company’s loan portfolio does not include any mortgage loans that are considered “sub-prime”, which are generally considered loans made to borrowers with lower credit ratings resulting from a poor payment history. The Company continues to solicit owner-occupied commercial real estate loans, residential real estate loans, business loans, and consumer loans to customers located in the Company’s primary lending area. The Company originates and closes a large portion of all new one-to-four family residential loans as a broker for independent third parties on a servicing-released basis.  This generates additional fee income and reduces the potential adverse effects of rising interest rates on the Company’s future earnings that normally result from holding long-term fixed-rate loans.  In general, the Company retains in its portfolio residential loans that have an adjustable interest rate or are jumbo loans that are not marketable in the secondary market.  These loans are underwritten to the fully-indexed rate and typically have a loan-to-value ratio of 80% or less.  Management expects that in 2011 the Company’s portfolio of one-to-four family mortgage loans will continue to increase from its current level as a number of competitors have exited this business sector due to the housing slowdown.  In addition, mortgage loan interest rates have become more attractive for borrowers, thus increasing opportunities for customers to refinance their existing mortgage loans.  The Company does not service loans for the Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae). Table 8, which follows this discussion, details the amounts and types of loans outstanding over the past five years ended December 31.

Table 9, which follows this discussion, segregates the maturity distribution of the Company's loans by type and interest rate type as of December 31, 2010.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

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

Lending Policies.  Our lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved annually by our Board of Directors. Our Board of Directors must approve all loans in excess of $3.5 million, or in any amount to borrowers with existing exposure to us in excess of $3.5 million, or in any amount that when added to the borrower’s existing exposure to us causes such total exposure to be in excess of $3.5 million.   In addition, all unsecured loans in excess of $500,000, or in any amount that when added to a borrower’s existing unsecured exposure to us causes such unsecured exposure to be in excess of $500,000, must be approved by our Board of Directors.  Loans of $3.5 million or less, or customers with exposure (including the proposed loan) of $3.5 million or less, or unsecured loans of $500,000 or less, or customers with unsecured exposure (including the proposed loan) of $500,000 or less, as applicable, may be approved individually or jointly by our lending officers within loan approval limits delegated by our Board of Directors.  In addition, the Board of Directors has delegated “incremental” loan approval limits to certain officers which allow them to approve a new loan to an existing customer in an amount equal to, or less than, their incremental loan limit that would otherwise require approval by the Board of Directors or the additional approval of another lending officer. Any loan approved by a lending officer using their incremental loan limit must be ratified by the Board of Directors, or approved by another lending officer, as applicable, after the loan has been made.

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

Approximately $100.6 million, or 76.9%, of our consumer loans were home equity loans and lines of credit secured by a second lien on residential properties.  These loans typically have a loan-to-value ratio of 90% or less (including any senior liens) and are generally secured by owner-occupied residential properties located in the Company’s primary lending area.  Management plans to continue to grow its consumer loan portfolio in 2011 by continuing an incentive plan for its retail branch managers.  However, due to declining housing prices, management has lowered the loan-to-value ratio on new home equity lines of credit to 85%.  Commercial business loans increased by $9.6 million, or 25.0%, to $48.1 million at December 31, 2010.  Management expects moderate growth of its commercial business loans in 2011 given the current economic conditions.

Asset Quality

Nonperforming Assets and Delinquencies. When a borrower fails to make a required payment on a loan, we attempt to cure the deficiency by contacting the borrower and collecting the payment. Computer generated late notices are mailed 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and we will attempt to work out a payment schedule and actively encourage delinquent residential mortgage borrowers to seek home ownership counseling. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. Loans are placed on nonaccrual status if, in the opinion of management, principal and/or interest payments are not likely to be paid in accordance with the terms of the loan agreement, such as when principal or interest is past due 90 days or more.  Interest accrued but not collected at the date the loan is placed on nonaccrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments have been made to bring the account  under 90 days past due or, in the opinion of management, collection of the remaining past due balances can be reasonably expected. Our Board of Directors is informed monthly of the total amount of loans which are more than 30 days delinquent.  Loans that are more than 90 days delinquent or in foreclosure are reviewed by the Board on an individual basis each month.  Table 10 following this discussion sets forth information with respect to our nonperforming assets at December 31 for the past five years.

Restructured Loans.  In accordance with accounting principles generally accepted in the United States of America, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrowers that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings.  Also, troubled debt restructurings do not necessarily result in an increase in nonaccrual loans. As of December 31, 2010, we had 32 restructured loans totaling $7.4 million. Of this amount, $1.8 million were covered by FDIC loss-share agreements, $3.7 million were on non-accrual status, and $1.9 million were current and accruing.  Restructured loans totaled $5.5 million at December 31, 2009, $2.0 million at December 31, 2008, $1.0 million at December 31, 2007, and $1.0 million at December 31, 2006.

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

As of December 31, 2010, we had $59.1 million of non-covered assets classified as substandard, $210,000 of non-covered assets classified as doubtful and no loans classified as loss. The amount of non-covered assets designated special mention as of December 31, 2010, was $24.2 million.  Management determined that there were 21 impaired loans totaling $15.9 million as of December 31, 2010.  Based on an analysis of the underlying collateral of the loans, the overall economic conditions, discussions with the borrowers, and the historical performance of the loan, management created specific reserves totaling $416,000 for these impaired loans and partial charge-offs totaling $5.9 million.

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

Analysis of Allowance for Loan Losses

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

At December 31, 2010, we had an allowance for loan losses of $11.9 million compared to $9.2 million at December 31, 2009.  Management believes that the current allowance meets the requirement for losses on loans that management considers to be impaired, for known losses, and for risks inherent in the remaining loan portfolios.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.  Table 11 following this discussion sets forth an analysis of our allowance for loan losses as of December 31 of the respective five year periods.

Table 12, which follows this discussion, sets forth the breakdown of the allowance for loan losses by loan category at December 31 for the five years indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

Investment Securities

The Company primarily invests in U.S. Treasury and Agency obligations, municipal bonds, mortgage-backed securities issued by government-sponsor entities, investment grade corporate bonds, and other miscellaneous securities.  Each investment in our portfolio was classified as either available for sale or held to maturity on the date of purchase.   Investment securities classified as available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity and as an item of other comprehensive income.  Investment securities classified as held to maturity are carried at book value. Table 13, which follows this discussion, details the Company’s portfolio of investment securities.

Deposits

Our deposit products include a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts, individual retirement accounts, and term certificate accounts. We offer these products to both retail and commercial customers.  Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. We review our deposit mix and pricing weekly.  We believe that we are competitive in the type of accounts and interest rates we offer on our deposit products. We do not seek to pay the highest deposit rates, but a competitive rate. Management determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on alternative lending programs, and the deposit growth rate we are seeking to achieve. Table 14 following this discussion sets forth information concerning our deposit accounts over the past three years as of December 31. Table 15 indicates the amount of our time deposits with a principal balance of $100,000 or more by time remaining until maturity.

Borrowed Money

Borrowed money provides an additional source of funding for the Company to cover new loan growth, repay maturing deposits, purchase investment securities, or other operating purposes. The Company’s borrowed money includes unsecured federal funds lines of credit with correspondent banks, secured lines of credit with the Federal Home Loan Bank of Atlanta, reverse repurchase agreements with other financial institutions and subordinated debt.  The interest rates on borrowed money ranged from 0.62% to 6.25% in 2009 and from 1.15% to 6.05% in 2010.  The highest outstanding balance for borrowed money was $120.1 million in 2009 and $126.0 million in 2010.  See Table 16 following this discussion for a breakdown of the Company’s borrowed money as of December 31, 2010 and 2009.

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

Quarterly Financial Information

Table 17, following this discussion, sets forth certain consolidated quarterly financial information. This information is derived from unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with our consolidated financial statements included under Item 8. of this Annual Report. The results for any quarter are not necessarily indicative of results for any future period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates.  The risk of loss can be reflected in diminished market values and/or reduced net interest income in future periods.  The Company’s most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates.  The structure of the Company's loan and deposit portfolios is such that significant changes in interest rates could adversely impact net interest income.  The Company does not maintain a trading account, nor is it subject to currency exchange risk or commodity price risk.  The Company's Asset/Liability Committee ("ALCO") is responsible for monitoring and managing exposure to interest rate risk. The Company's ALCO monitors the Company's level of interest rate sensitivity and ensures that the level of sensitivity of the Company's net portfolio value is maintained within limits established by the Board of Directors. Through such management, the ALCO seeks to reduce the vulnerability of the Company's operations to changes in interest rates. During the past year, the ALCO utilized the following strategies to manage interest rate risk: 1) emphasizing the origination and retention of short-term commercial business loans and nonresidential mortgage loans; 2) emphasizing the origination of adjustable-rate home equity lines of credit; 3) emphasizing the origination and retention of adjustable-rate one-to-four family residential mortgage loans; 4) originating all new fixed-rate mortgage loans as a broker for a third party; and 5) focusing on growing the Company’s core deposit portfolio.

Interest Rate Sensitivity. The OTS requires the computation of amounts by which the net present value of the Bank's cash flow from assets, liabilities, and off balance sheet items (the Bank’s net portfolio value or "NPV") and the net interest income (“NII”) of the Bank would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on a bank’s NPV and NII from instantaneous and permanent one hundred- to three hundred-basis point increases and decreases in market interest rates.  Table 18, which follows this discussion, presents the Bank’s projected change in NPV and NII at December 31, 2010, as calculated by an independent third party, based upon information provided by the Bank.  This table also details the Bank’s level of sensitivity, given a hypothetical, immediate, and sustained change in interest rates from + 300 basis points to – 300 basis points, and its range of acceptable sensitivity established by the Board of Directors.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the NPV presented in Table 18 assumes that the composition of the interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV on Table 18 provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results.

Table 2 - Average Balances and Net Interest Income
(Dollars in thousands)
	For the years ended December 31,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets: (1)
Loans (2)	$729,202	$40,690	5.58%	$621,949	$33,801	5.43%	$593,404	$37,725	6.36%
Investment securities, tax effected	95,452	3,262	3.42%	99,837	4,931	4.94%	111,473	5,627	5.05%
Interest-earning bank deposits	95,922	314	0.33%	27,001	100	0.37%	6,819	157	2.30%
Total interest-earning assets	920,576	44,266	4.81%	748,787	38,832	5.19%	711,696	43,509	6.11%
Other assets	98,140			81,457			88,173
Total assets	$1,018,716			$830,244			$799,869

Interest-bearing liabilities:
Deposits:
Demand deposits	$149,915	$1,221	0.81%	$98,425	$1,112	1.13%	$67,588	$1,019	1.51%
Money market deposits	136,997	1,367	1.00%	112,996	1,521	1.35%	115,613	2,652	2.29%
Savings deposits	15,477	37	0.24%	10,997	34	0.31%	11,663	42	0.36%
Time deposits	428,032	7,637	1.78%	341,323	9,251	2.71%	344,344	13,519	3.93%
Borrowed money	116,760	4,416	3.78%	112,703	4,608	4.09%	126,624	5,119	4.04%
Total interest-bearing liabilities	847,181	14,678	1.73%	676,444	16,526	2.44%	665,832	22,351	3.36%
Noninterest-bearing deposits	67,588			45,293			41,603
Other liabilities	13,643			4,285			7,202
Total liabilities	928,412			726,022			714,637
Shareholders' equity	90,304			104,222			85,232
Total liabilities and shareholders' equity	$1,018,716			$830,244			$799,869

Net interest income		$29,588			$22,306			$21,158
Interest rate spread (3)			3.08%			2.75%			2.75%
Net interest margin (4)			3.21%			2.98%			2.97%
Percentage of average interest-earning assets to average interest-bearing liabilities			108.66%			110.69%			106.89%

(1)	Yields and interest income on tax-exempt investments and loans have been adjusted on a tax equivalent basis using a tax rate of 34%.
The taxable equivalent adjustments were $351, $531, and $517 for 2010, 2009, and 2008, respectively.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of funds on interest-bearing liabilities.
(4)	Net interest margin is calculated by dividing net interest income by average interest-earning assets for the period.

Table 3 - Volume and Rate Variance Analysis
(Dollars in thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$5,964	$925	$6,889	$(3,661)	$(263)	$(3,924)
Investment securities, tax effected	(208)	(1,461)	(1,669)	(709)	13	(696)
Interest-earning bank deposits	224	(10)	214	333	(390)	(57)
Total interest income	5,980	(546)	5,434	(4,037)	(640)	(4,677)

Interest expense:
Deposits
Demand deposits	234	(125)	109	210	(116)	94
Money market deposits	707	(861)	(154)	(1,156)	25	(1,131)
Savings deposits	7	(4)	3	(8)	-	(8)
Time deposits	4,677	(6,291)	(1,614)	(4,304)	36	(4,268)
Borrowed money	177	(369)	(192)	(506)	(6)	(512)
Total interest expense	5,802	(7,650)	(1,848)	(5,764)	(61)	(5,825)
Net interest income increase (decrease)	$178	$7,104	$7,282	$1,727	$(579)	$1,148

Table 4 - Noninterest Income
(Dollars in thousands)
	Year Ended December 31,
	2010	2009	2008
Noninterest income:
Service charges on deposit accounts	$3,932	$3,256	$3,031
Mortgage banking income	1,525	1,202	829
Commissions on sales of financial products	426	191	260
Income from bank-owned life insurance	832	770	766
Gain from acquisition	19,679	-	-
Gain on sale of investments, available for sale	349	2,198	284
Loss on sale of other assets	(490)	(285)	(120)
Other income	883	640	585
Total noninterest income	$27,136	$7,972	$5,635

Table 5 - Noninterest Expense
(Dollars in thousands)
	Year Ended December 31,
	2010	2009	2008
Noninterest Expense:
Compensation and benefits	$13,598	$9,818	$9,964
Occupancy and equipment expense	3,302	2,571	2,660
Office supplies	240	142	232
Advertising and business development	333	365	402
Professional services	981	1,059	867
Telephone and communications	406	274	258
Data processing	702	525	461
Deposit insurance	1,326	1,076	117
Amortization of intangible assets	517	314	512
Valuation adjustment on other real estate owned	1,382	338	-
Impairment on investment securities	435	754	468
Impairment of goodwill	-	29,641	-
Acquisition, integration and restructuring expenses	1,064	-	220
Other expenses	5,049	3,395	3,065
Total noninterest expense	$29,335	$50,272	$19,226

Table 6 - Commitments
(Dollars in thousands)
	As of December 31
	2010	2009

Loan commitments:
Residential mortgage loans	$14,530	$12,560
Non-residential mortgage loans	2,500	13,656
Commercial loans	731	1,435
Consumer loans	765	849
Total loan commitments	$18,526	$28,500

Unused lines of credit:
Commercial	$13,000	$18,448
Consumer	73,655	75,261
Total unused lines of credit	$86,655	$93,709

Undisbursed Construction Loan Proceeds	$524	$1,100

Table 7 - Contractual Obligations
(Dollars in thousands)

	As of December 31, 2010
		Less Than 1			After 5
	Total	year	2-3 Years	3-5 Years	Years
Deposits	$850,456	$728,099	$116,382	$5,975	$-
Securities sold under repurchase agreements	9,432	9,432	-	-	-
Borrowings	101,246	1,972	30,810	6,000	62,464
Total contractual cash obligations	$961,134	$739,503	$147,192	$11,975	$62,464

Table 8 - Loan Portfolio Composition
(Dollars in thousands)
	For the Years Ended December 31
	2010		2009		2008		2007		2006
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

One-to-four family residential	$143,820	19.5%	$90,289	14.8%	$84,777	13.5%	$78,572	14.0%	$83,265	16.2%
Multifamily residential	23,667	3.2%	25,577	4.2%	23,359	3.7%	19,717	3.5%	21,726	4.2%
Construction	10,370	1.4%	22,325	3.7%	71,454	11.4%	90,949	16.2%	76,505	14.8%
Nonresidential real estate	379,325	51.6%	315,563	51.7%	298,255	47.7%	254,782	45.6%	231,265	44.9%
Commercial business	48,053	6.5%	38,442	6.3%	34,451	5.5%	33,583	6.0%	32,202	6.3%
Consumer	131,275	17.8%	118,005	19.3%	114,287	18.2%	82,363	14.7%	70,209	13.6%
Total loans	$736,510	100.0%	$610,201	100.0%	$626,583	100.0%	$559,966	100.0%	$515,172	100.0%

Table 9 - Loan Maturities
(Dollars in thousands)

	Due in One Year or Less	Due in One to Five Years	Due Over Five Years	Total
By Loan Type:
One-to-four family residential	$15,228	$22,938	$105,654	$143,820
Multifamily residential	1,625	6,552	15,490	23,667
Construction	5,869	4,265	236	10,370
Nonresidential real estate	114,875	227,330	37,120	379,325
Commercial business	30,223	14,906	2,924	48,053
Consumer	11,132	32,378	87,765	131,275
Total	$178,952	$308,369	$249,189	$736,510

By Interest Rate Type:
Fixed rate loans	$87,902	$187,264	$61,329	$336,495
Adjustable rate loans	91,051	123,582	185,382	400,015
Total	$178,953	$310,846	$246,711	$736,510

Table 10 - Nonperforming Assets
(Dollars in thousands)
	At and for the Year Ended December 31
	2010	2009	2008	2007	2006
Non-covered nonaccrual loans:
One-to-four family residential	$1,864	$898	$199	$159	$473
Construction loans	14	1,048	693	-	-
Nonresidential real estate	9,720	5,114	1,310	520	888
Commercial business	287	71	-	146	78
Consumer	2,529	1,004	698	221	360
Total non-covered nonaccrual loans	14,414	8,135	2,900	1,046	1,799
FDIC-covered nonaccrual loans	25,016	-	-	-	-
Total nonaccrual loans	39,430	8,135	2,900	1,046	1,799

Non-covered accruing loans past due 90 days or more :
Nonresidential real estate	2,000	3,786	132	766	1,212
Commercial business	-	69	-	-	-
Total non-covered accruing loans past due 90 days or more	2,000	3,855	132	766	1,212
FDIC-covered loans past due 90 days or more	527	-	-	-	-
Total accruing loans past due 90 days or more	2,527	3,855	132	766	1,212
Total nonperforming loans	41,957	11,990	3,032	1,812	3,011

Non-covered other real estate owned	7,650	5,067	2,601	529	139
FDIC-covered other real estate owned	7,002	-	-	-	-
Total other real estate owned	14,652	5,067	2,601	529	139
Total nonperforming assets	$56,609	$17,057	$5,633	$2,341	$3,150

Ratios:
Non-covered nonperforming loans to year end non- covered loans	2.79%	1.96%	0.48%	0.32%	0.58%
Non-covered nonperforming assets to total assets	2.26%	2.15%	0.69%	0.30%	0.42%
Non-covered nonperforming assets to year end loans and other real estate owned	4.03%	2.77%	0.90%	0.42%	0.61%

Table 11 - Summary of Loan Loss and Recovery Experience
(Dollars in thousands)
	At and for the Year Ended December 31
	2010	2009	2008	2007	2006

Allowances for loan losses at beginning of period	$9,189	$8,026	$6,144	$5,764	$5,104

Loan chargeoffs:
One-to-four family residential	(325)	(1)	(185)	(1)	-
Construction	(481)	(1,352)	(203)	-	-
Nonresidential real estate	(8,259)	(6,115)	(319)	(309)	-
Commercial business	(683)	(235)	(586)	(861)	(484)
Consumer	(2,044)	(2,268)	(167)	(83)	(89)
Total loan chargeoffs	(11,792)	(9,971)	(1,460)	(1,254)	(573)

Loan recoveries:
One-to-four family residential	4	-	-	-	-
Construction	48	-	-	-	-
Nonresidential real estate	364	137	11	-	50
Commercial business	4	10	46	296	8
Consumer	57	7	10	48	10
Total loan recoveries	477	154	67	344	68

Net loan chargeoffs	(11,315)	(9,817)	(1,393)	(910)	(505)

Provision for loan losses	14,050	10,980	3,275	1,290	1,165

Allowance for loan losses at end of period	$11,924	$9,189	$8,026	$6,144	$5,764

Ratios:
Allowance for loan losses to non-covered loans	2.02%	1.51%	1.28%	1.10%	1.12%
Net chargeoffs to average non-covered loans	1.88%	1.58%	0.23%	0.17%	0.10%

Table 12 - Allocation of the Allowance for Loan Losses
(Dollars in thousands)
	At and for the Year Ended December 31
	2010		2009		2008		2007		2006
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

One-to-four family residential	$500	19.5%	$250	14.8%	$275	13.5%	$250	14.0%	$300	16.2%
Multifamily residential	200	3.2%	200	4.2%	225	3.7%	200	3.5%	250	4.2%
Construction	1,000	1.4%	1,775	3.7%	1,500	11.4%	900	16.2%	750	14.8%
Nonresidential real estate	5,724	51.6%	3,964	51.7%	3,026	47.7%	2,494	45.6%	2,264	44.9%
Commercial business	2,500	6.5%	1,000	6.3%	1,250	5.5%	1,000	6.0%	1,000	6.3%
Consumer	2,000	17.8%	2,000	19.3%	1,750	18.2%	1,300	14.7%	1,200	13.6%
Total	$11,924	100.0%	$9,189	100.0%	$8,026	100.0%	$6,144	100.0%	$5,764	100.0%

Table 13 - Investments
(Dollars in thousands)
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Book Value	Gains	Losses	Fair Value

2010
Available for sale:
U.S. Government agency obligations	$19,297	$23	$122	$19,198
Municipal bonds	11,602	40	128	11,514
Mortgage-backed securities	40,655	293	175	40,773
Other securities	2,781	110	68	2,823
Subtotal	74,335	466	493	74,308

Held to maturity:
U.S. Government agency obligations	18,464	4	166	18,302
Mortgage-backed securities	14,814	641	37	15,418
Other securities	4,000	-	81	3,919
Subtotal	37,278	645	284	37,639

Total at December 31, 2010	$111,613	$1,111	$777	$111,947

2009
Available for sale:
U.S. Government agency obligations	$9,000	$32	$13	$9,019
Municipal bonds	20,118	98	345	19,871
Mortgage-backed securities	19,258	216	115	19,359
Other securities	3,098	141	498	2,741
Subtotal	51,474	487	971	50,990

Held to maturity:
U.S. Government agency obligations	26,464	84	305	26,243
Mortgage-backed securities	5,916	117	-	6,033
Subtotal	32,380	201	305	32,276

Total at December 31, 2009	$83,854	$688	$1,276	$83,266

Table 14 - Deposit Portfolio Composition
(Dollars in thousands)
	For the Year Ended December 31
	2010		2009		2008
	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits
Noninterest-bearing demand	$70,056	8.2%	$45,830	7.5%	$44,971	7.7%
Interest-bearing demand	172,414	20.3%	113,564	18.7%	77,760	13.4%
Money market deposit	142,538	16.8%	118,687	19.5%	103,271	17.8%
Savings	17,004	2.0%	10,584	1.7%	10,708	1.8%
Time deposits	448,444	52.7%	320,680	52.6%	344,778	59.3%
Total deposits	$850,456	100.0%	$609,345	100.0%	$581,488	100.0%

Table 15 - Maturity of Time Deposits > $100,000
(Dollars in thousands)
	For the Year Ended December 31
	2010	2009	% Change
Within three months	$49,996	$45,830	9.1%
After three months through six months	36,799	113,564	-67.6%
After six months through twelve months	59,342	118,687	-50.0%
After twelve months	48,495	10,584	358.2%
Total	$194,632	$288,665	-32.6%

Table 16 - Borrowed Money
(Dollars in thousands)

	For the Years Ended December 31
	2010		2009
	Balance	Average Rate	Balance	Average Rate

FHLB Advances	$67,782	3.64%	$56,165	3.80%
Repurchase Agreements	$18,000	3.28%	$26,000	3.38%
Subordinated Debt	$15,464	1.87%	$15,464	6.09%
Total Borrowed Money	$101,246	3.30%	$97,629	4.05%

Table 17 - Quarterly Financial Data
(Dollars in thousands, except per share data)
	Year Ended December 31, 2010				Year Ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Summary of Operations:
Interest income	$10,985	$11,596	$12,194	$9,112	$9,281	$9,517	$9,758	$9,743
Interest expense	3,411	3,790	4,083	3,393	3,531	3,947	4,346	4,702
Net interest income	7,574	7,806	8,111	5,719	5,750	5,570	5,412	5,041
Provision for loan losses	5,000	3,000	3,000	3,050	4,155	3,975	1,950	900
Net interest income after loan loss provision	2,574	4,806	5,111	2,669	1,595	1,595	3,462	4,141
Noninterest income	2,274	2,290	2,415	20,185	2,381	2,465	1,936	1,191
Noninterest expense	7,918	7,781	7,279	6,356	34,867	5,229	5,239	4,937
Net income (loss) before income taxes	(3,070)	(685)	247	16,498	(30,891)	(1,169)	159	395
Income tax expense (benefit)	(1,331)	(413)	(108)	6,201	(611)	(672)	(155)	(61)
Net income (loss)	(1,739)	(272)	355	10,297	(30,280)	(497)	314	456
Dividends on preferred stock	256	256	257	257	259	262	259	253
Net income (loss) available to common shareholders	$(1,995)	$(528)	$98	$10,040	$(30,539)	$(759)	$55	$203

Per Common Share Data:
Net income (loss):
Basic	$(0.18)	$(0.05)	$0.01	$1.29	$(4.11)	$(0.10)	$0.01	$0.03
Diluted	(0.18)	(0.05)	0.01	1.29	(4.11)	(0.10)	0.01	0.03

Table 18 - Interest Rate Risk
(Dollars in thousands)

Hypothetical, Immediate and	Estimated Theoretical		Estimated Theoretical
Sustained Changes in	Net Interest Income		Net Portfolio Value
Interest Rates	Amount	% Change	Amount	% Change

300 basis point rise	$33,055	18.2%	$153,168	2.2%
200 basis point rise	31,019	10.9%	151,837	1.3%
100 basis point rise	29,177	4.3%	151,057	0.8%
No change	27,968	0.0%	149,933	0.0%
100 basis point decline	27,717	-0.9%	149,639	-0.2%
200 basis point decline	26,464	-5.4%	154,456	3.0%
300 basis point decline	25,689	-8.2%	162,520	8.4%

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens South Banking Corporation
Gastonia, North Carolina

We have audited the accompanying consolidated statements of financial condition of Citizens South Banking Corporation and subsidiaries (the "Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens South Banking Corporation and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Gastonia, North Carolina
March 14, 2011

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2010 and 2009
	2010	2009
(Dollars in thousands, except per share)

ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,110	$8,925
Interest-earning bank balances	105,789	44,255
Cash and cash equivalents	120,899	53,180
Investment securities available for sale, at fair value	74,308	50,990
Investment securities held to maturity, at amortized cost	37,278	32,380
Federal Home Loan Bank stock, at cost	5,715	4,149
Presold loans in process of settlement	4,034	-
Loans:
Covered by FDIC loss-share agreements	147,576	-
Not covered by FDIC loss-share agreements	588,934	610,201
Allowance for loan losses	(11,924)	(9,189)
Net loans	724,586	601,012
Other real estate owned	14,652	5,067
Premises and equipment, net	23,785	15,436
FDIC loss share receivable	24,848	-
Accrued interest receivable	3,001	2,430
Bank-owned life insurance	18,230	17,522
Intangible assets	1,690	570
Other assets	11,461	8,796
Total assets	$1,064,487	$791,532

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$850,456	$609,345
Securities sold under repurchase agreements	9,432	8,970
Borrowed money	101,246	97,629
Other liabilities	9,910	3,266
Total liabilities	971,044	719,210
Commitments and contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 1,000,000 shares;
Issued and outstanding: 20,500 shares	20,672	20,589
Common stock, $0.01 par value, Authorized: 20,000,000 shares;
Issued: 11,561,464 and 9,062,727 shares respectively;
Outstanding: 11,508,750 and 7,526,854 shares respectively	124	91
Additional paid-in-capital	63,000	48,528
Retained earnings, substantially restricted	9,663	3,411
Accumulated other comprehensive loss	(16)	(297)
Total shareholders' equity	93,443	72,322
Total liabilities and shareholders' equity	$1,064,487	$791,532

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
(Dollars in thousands, except per share data)

Interest Income:
Interest and fees on loans	$40,540	$33,676	$37,613
Investment securities:
Taxable interest income	2,517	3,397	4,085
Tax-exempt interest income	544	1,127	1,136
Other interest income	314	100	157
Total interest income	43,915	38,300	42,991
Interest Expense:
Deposits	10,262	11,918	17,232
Securities sold under repurchase agreements	107	178	263
Borrowed money	4,309	4,430	4,856
Total interest expense	14,678	16,526	22,351

Net interest income	29,237	21,774	20,640
Provision for loan losses	14,050	10,980	3,275
Net interest income after provision for loan losses	15,187	10,794	17,365
Noninterest Income:
Service charges on deposit accounts	3,932	3,256	3,031
Mortgage banking income	1,525	1,202	829
Commissions on sales of financial products	426	191	260
Income from bank-owned life insurance	832	770	766
Gain from acquisition	19,679	-	-
Gain on sale of investments, available for sale	349	2,198	284
Loss on sale of other assets	(490)	(285)	(120)
Other income	883	640	585
Total noninterest income	27,136	7,972	5,635
Noninterest Expense:
Compensation and benefits	13,598	9,818	9,964
Occupancy and equipment expense	3,302	2,571	2,660
Office supplies	240	142	232
Advertising and business development	333	365	402
Professional services	981	1,059	867
Telephone and communications	406	274	258
Data processing	702	525	461
Deposit insurance	1,326	1,076	117
Amortization of intangible assets	517	314	512
Valuation adjustment on other real estate owned	1,382	338	-
Impairment on investment securities	435	754	468
Impairment of goodwill	-	29,641	-
Acquisition, integration and restructuring expenses	1,064	-	220
Other expenses	5,049	3,395	3,065
Total noninterest expense	29,335	50,272	19,226
Income before income tax expense (benefit)	12,988	(31,506)	3,774
Income tax expense (benefit)	4,349	(1,499)	639
Net income (loss)	8,639	(30,007)	3,135
Dividends on preferred stock	1,025	1,034	54

Net income (loss) available to common shareholders	$7,614	$(31,041)	$3,081

Basic earnings (loss) per common share	$0.78	$(4.19)	$0.42
Diluted earnings (loss) per common share	0.78	(4.19)	0.42

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2010, 2009, and 2008

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred	Common	Paid-in	Substantially	Comprehensive	Shareholders'
	Stock	Stock	Capital	Restricted	Income (Loss)	Equity
(Dollars in thousands)

Balances, January 1, 2008	$-	$91	$48,257	$36,029	$(343)	$84,034

Comprehensive results:
Net income	-	-	-	3,135	-	3,135
Other comprehensive results, net of tax	-	-	-	-	368	368
Issuance of preferred stock and warrants	20,500	-	-	-	-	20,500
Accretion of discount on preferred stock	7	-	-	(7)	-	-
Allocation from shares purchased with loan to ESOP	-	-	138	-	-	138
Repurchase of common stock	-	-	(1,020)	-	-	(1,020)
Vesting of Recognition and Retention Plan ("RRP")	-	-	342	-	-	342
Stock-based compensation	-	-	71	-	-	71
Stock options exercised	-	-	220	(155)	-	65
Post retirement liability on split dollar arrangements	-	-	-	(349)	-	(349)
Preferred stock dividends	-	-	-	(54)	-	(54)
Cash dividends declared on common stock	-	-	-	(2,510)	-	(2,510)
						-
Balances, December 31, 2008	$20,507	$91	$48,008	$36,089	$25	$104,720

Comprehensive results:
Net loss	-	-	-	(30,007)	-	(30,007)
Other comprehensive results, net of tax	-	-	-	-	(322)	(322)
Accretion of discount on preferred stock	82	-	-	(82)	-	-
Allocation from shares purchased with loan to ESOP	-	-	63	-	-	63
Vesting of RRP	-	-	331	-	-	331
Stock-based compensation	-	-	106	-	-	106
Stock options exercised	-	-	20	(20)	-	-
Preferred stock dividends	-	-	-	(1,034)	-	(1,034)
Cash dividends declared on common stock	-	-	-	(1,535)	-	(1,535)
						-
Balances, December 31, 2009	$20,589	$91	$48,528	$3,411	$(297)	$72,322

Comprehensive results:
Net income	-	-	-	8,639	-	8,639
Other comprehensive results, net of tax	-	-	-	-	281	281
Issuance of common stock	-	33	14,007	-	-	14,040
Accretion of discount on preferred stock	83	-	-	(83)	-	-
Allocation from shares purchased with loan to ESOP	-	-	50	-	-	50
Vesting of RRP	-	-	316	-	-	316
Stock-based compensation	-	-	99	-	-	99
Preferred stock dividends	-	-	-	(1,025)	-	(1,025)
Cash dividends declared on common stock	-	-	-	(1,279)	-	(1,279)
						-
Balances, December 31, 2010	$20,672	$124	$63,000	$9,663	$(16)	$93,443

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$8,639	$(30,007)	$3,135
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	14,050	10,980	3,275
Depreciation of premises and equipment	1,254	1,026	1,112
Goodwill impairment charge	-	29,641	-
Impairment of securities	435	754	468
Deferred income tax expense (benefit)	4,058	(1,273)	(974)
Gain on sale of investment securities available for sale	(349)	(2,198)	(284)
Loss on sale of other assets	490	285	120
Gain on acquisition	(19,679)	-	-
Valuation adjustment on other real estate owned	1,382	338	-
Net purchase accounting adjustments - discount accretion	20,299	-	-
Deferred loan origination fees	81	41	109
Amortization of intangible assets	517	314	512
Allocation of shares to the ESOP	50	63	138
Stock-based compensation expense	99	106	71
Vesting of shares issued for the RRP	316	331	342
Decrease in accrued interest receivable	610	179	645
Increase in other assets	(4,216)	(8,397)	(1,730)
Decrease in other liabilities	(1,425)	(3,399)	(1,433)
Net cash provided by (used in) operating activities	26,611	(1,216)	5,506

Cash flows from investing activities:
Net (increase) decrease in loans made to customers	25,203	6,630	(68,234)
Net increase in loans available for sale	(4,034)	-	-
Proceeds from sales of investment securities available for sale	43,302	69,349	31,692
Proceeds from sales of premises and equipment	1	815	330
Proceeds from sales of other real estate owned	5,955	2,418	537
Proceeds from maturities/issuer calls of securities available for sale	12,198	23,352	16,695
Proceeds from maturities/issuer calls of securities held to maturity	43,874	36	-
Purchases of investment securities available for sale	(56,139)	(33,591)	(40,740)
Purchases of securities held to maturity	(48,773)	(32,415)	-
Net cash received in acquisition of Bank of Hiawassee	95,058	-	-
(Purchase) redemption of FHLB stock	682	644	(557)
Purchases of premises and equipment	(9,396)	(445)	(362)
Net cash provided by (used in) investment activities	107,931	36,793	(60,639)

Cash flows from financing activities:
Net increase (decrease) in deposits	(51,109)	27,857	(9,277)
Cash dividends paid to common stockholders	(1,279)	(1,535)	(2,510)
Cash dividends paid to preferred stockholders	(1,025)	(1,034)	(54)
Issuance of common stock	14,040	-	-
Repayment of borrowed money	(27,504)	(17,766)	28,081
Increase in advances from borrowers for insurance and taxes	54	24	15
Net cash provided by (used in) financing activities	(66,823)	7,546	35,451

Net increase (decrease) in cash and cash equivalents	67,719	43,123	(19,682)
Cash and cash equivalents at beginning of year	53,180	10,057	29,739
Cash and cash equivalents at end of year	$120,899	$53,180	$10,057

Supplemental non-cash investing activity:
Foreclosed loans transferred to other real estate owned	$15,846	$5,222	$2,379

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

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

The Company operates 21 full-service branch offices in the North Carolina Counties of Gaston (7), Union (3), Rowan (2), Mecklenburg (1), and Iredell (2) , the South Carolina County of York (1) and the Georgia Counties of Fannin (2), Union (1), and Towns (2).  The Company’s corporate headquarters is located at 519 South New Hope Road in Gastonia, North Carolina.

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

Investment Securities – Investment securities are classified in one of three categories on the date of purchase as follows: 1) available for sale; 2) held to maturity; or 3) trading.   Investment securities classified as available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity and as an item of other comprehensive income.  Investment securities classified as held to maturity are carried at book value. The Company did not classify any securities as trading at December 31, 2010 or 2009.  Purchases and sales of securities are recorded on a trade-date basis.  Gains and losses are recognized on a trade-date basis at the time of the sale using the specific identification method.  Declines in the fair value of individual securities below their cost that are considered “other-than-temporary” result in write-downs of the individual securities to their fair value. The related write-downs are included in the consolidated earnings of the Company. Amortization of premiums and accretion of discounts are included in interest income over the life of the related security, or in the case of mortgage-backed and related securities, the estimated life of the security.

Loans - Loans that management has the intent and ability to hold for the foreseeable future are carried at their principal balance adjusted for any deferred loan fees or expenses. Interest income is earned on the level yield method based on the daily outstanding balance.  Generally, loans are classified as nonaccrual, and the accrual of interest is discontinued, when the contractual payment of principal and interest has become 90 days past due or when, in management’s judgment, principal or interest is not collectible in accordance with the terms of the obligation.  Cash receipts on nonaccrual loans are applied to principal.  The accrual of interest resumes when the loan returns to performing status.  The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis.  Commercial loans are considered to be impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with contractual terms.  Management monitors internally generated reports, including past due reports, payment histories, criticized asset reports, which include loans with historical payment problems or borrowers in troubled industries, as well as other sources of information, such as borrower financial statements, the value of the collateral, etc., to identify impaired loans.  Discounted cash flow analysis or the estimated fair value of collateral are used in determining the fair value of impaired loans.  When the ultimate collectability of the principal balance of an impaired loan is in doubt, cash receipts are applied to principal.  The Company had $4.0 million of presold loans in process of settlement at December 31, 2010.  No loans were held for sale at December 31, 2009.

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

Concentrations of Credit Risk – The Company makes loans to individuals as well as small and medium sized businesses primarily in the Company’s normal lending area which includes the North Carolina Counties of Gaston, Rowan, Union, Mecklenburg, Cabarrus, Lincoln, Cleveland, and Iredell Counties, along with York County in South Carolina and the Georgia Counties of Fannin, Union and Towns.  The Company has a diversified loan portfolio, and the borrowers' ability to repay their loans is not dependent upon any specific economic segment.  A large portion of the Company’s loans are secured by real estate in our normal lending area.  As a result, significant decreases in real estate values in the Company’s normal lending area could increase loan losses and have an adverse effect on future earnings.

Impaired Loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected to come from the sale of the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. During 2010, certain impaired loans were identified and reported at fair value through a specific valuation allowance allocation to the allowance for loan losses based upon the fair value of the underlying collateral, or a direct write-down against the principal balance.  As of December 31, 2010, management identified 21 loans totaling $15.9 million that were considered to be impaired.  Credit losses on these impaired loans included $5.9 million of direct write-offs against the principal balance of the loans and a $416,000 specific reserve established against these impaired loans.  Future interest income on impaired loans will be recognized only if the loan is not in excess of 90 days delinquent and the loan is not on nonaccrual status.  Payments received on those loans that are on nonaccrual status will be applied directly to principal and no income will be recognized until the loan has been repaid or has been placed back on accrual status.

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

FDIC Loss Share Receivable – The FDIC loss share receivable relates to agreements with the FDIC, whereby the FDIC has agreed to reimburse to the Company a percentage of the losses related to loans and other real estate that the Company assumed in the acquisition of a failed bank.  This loss share receivable is measured separately from the loan portfolio and other real estate because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them.  The carrying value of this receivable is determined at each period end by multiplying the estimated amount of loan and other real estate losses covered by the agreements by the FDIC reimbursement percentage.

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

Goodwill and Other Intangible Assets – Goodwill represents the cost in excess of fair value of net assets acquired in transactions accounted for as purchases.  In accordance with accounting guidelines, goodwill is not amortized over an estimated useful life, but rather is tested annually for impairment.  Performing a goodwill impairment test is a two-step process.  In performing the first step, the Company estimates the fair value of the reporting unit (which was determined to be the Company) using a market value approach that utilizes the Company’s current stock price as the primary indicator of fair market value.  As of December 31, 2009, the results of the first step indicated that the fair value of the Company was less than the book value of the Company.  As such, the Company performed the second step of the goodwill impairment test.  The results of the second step indicated that the $29.6 million in outstanding goodwill was fully impaired and had a fair value of $0.  The primary determining factors in the determination of the goodwill impairment was the relatively low stock price of the Company and the resulting low market valuation.  These factors were largely attributed to the low market-wide valuations for financial institutions which impacted the Company’s market valuation.  The goodwill impairment was a non-cash expense and did not impact future operating performance.

In accordance with accounting guidelines, the Company’s core deposit intangible is amortized over its estimated useful life of eight years on an accelerated basis.

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

Stock-Based Compensation – The Company offers a stock-based compensation incentive program which includes certain officers and directors.  Under this program, the Company may grant stock options for a fixed number of shares with an exercise price equal to the market value of the stock at the date of grant.   The fair value of each option is then estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:  2010 - dividend yield of 2.9%, expected volatility of 47%, a risk-free interest rate of 2.1%, and expected lives of six years for the options; 2009- dividend yield of 3.4%, expected volatility of 35%, a risk-free interest rate of 3.0%, and expected lives of six years for the options.  Based on these assumptions, the Company recognized compensation expense totaling $106,000 for the year ended December 31, 2009, and $99,000 for the year ended December 31, 2010, for its stock-based compensation program.

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

The potential stock of the Company includes stock options and unvested RRP shares granted to various directors and officers of the Bank and unexercised warrants issued to the US Treasury.   At December 31, 2010, the Company excluded 753,925 of the 861,180 outstanding options and RRPs from the calculation of diluted earnings per share since these options had a strike price in excess of the market value of the stock at December 31, 2010. All of the warrants had a strike price in excess of the market value of the stock at December 31, 2010, so no warrants were included in the calculation of diluted earnings per share. The following is a summary of the computation of basic and diluted earnings per share for the years ended December 31:

	2010	2009	2008
	(Dollars in thousands, except per share amounts)

Net income (loss) available to common shareholders	$7,614	$(31,041)	$3,081

Weighted average common shares outstanding	9,742,330	7,410,692	7,374,051

Basic earnings (loss) per share	$0.78	$(4.19)	$0.42

Shares used in the computation of diluted EPS:

Weighted average common shares outstanding	9,742,330	7,410,692	7,374,051
Incremental shares from assumed exercise of stock options and restricted stock	-	-	-
Weighted average diluted common shares outstanding	9,742,330	7,410,692	7,374,051

Diluted earnings (loss) per common share	$0.78	$(4.19)	$0.42

Comprehensive Income (Loss) – Comprehensive income (loss) is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments. Information concerning the Company’s other comprehensive income (loss) for the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
	(Dollars in thousands)

Net income (loss)	$8,639	$(30,007)	$3,135

Other comprehensive income:
Investment securities, available for sale:
Unrealized holding gains arising during period	806	1,674	883
Tax expense	(311)	(645)	(340)
Reclassification for realized gains included in net income	(349)	(2,198)	(284)
Tax benefit	135	847	109
Other comprehensive income (loss)	281	(322)	368
Total comprehensive income (loss)	$8,920	$(30,329)	$3,503

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires the Company to provide more information about the credit quality of its financing receivables, such as aging information, past due information, information regarding loans modified in a troubled debt restructuring and other credit quality indicators, in the disclosures to its financial statements.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how the entity develops its allowance for credit losses and how it manages its credit exposure.  The required disclosures are effective for interim and annual periods ending on or after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2010. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note 2 - Participation in U.S. Treasury Capital Purchase Program (“CPP”)

On December 12, 2008, Citizens South Banking Corporation entered into a Letter of Agreement (the "Purchase Agreement") with the United States Department of the Treasury ("U.S. Treasury") pursuant to which the Company has issued and sold to the U.S. Treasury: (i) 20,500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the "Series A Preferred Stock"), having a liquidation amount per share equal to $1,000, for a total price of $20,500,000 and (ii) a warrant (“the Warrant”) to purchase 450,313 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), at an exercise price per share of $6.81.

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

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, “Business Combinations.”  Both the purchased assets and assumed liabilities were recorded at their respective acquisition date fair values.  Determining the fair value of assets and liabilities, especially nonperforming loans and foreclosed properties, is a difficult process and involves significant judgment regarding estimates and assumptions used to calculate estimated fair values. Management engaged an experienced independent third party to assist in determining the fair value of these financial instruments.  These fair value determinations are considered preliminary and may be adjusted for a period of one year after the acquisition as relevant information becomes available regarding the estimated fair value on the date of acquisition. After applying purchase accounting adjustments to the acquired assets and liabilities, the Company recognized an initial $18.7 million pre-tax gain from the acquisition which was included as a component of noninterest income.   This amount was later adjusted to $19.7 million.

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

A statement of net assets received from the FDIC, including the fair value adjustments and resulting gain are presented in the following table.

	As Recorded by Bank of Hiawassee	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)

Assets Acquired
Cash and due from banks	$28,658	$-		$28,658
Investment securities, available for sale	22,309	-		22,309
Loans	229,909	(46,702)	(a)	183,207
FDIC indemnification asset	-	36,301	(b)	36,301
Other real estate owned	1,159	(83)	(c)	1,076
Core deposit intangible	-	1,637	(d)	1,637
Other assets	3,741	-		3,741
Total assets acquired	$285,776	$(8,847)		$276,929

Liabilities Assumed
Deposits	$291,451	$768	(c)	$292,219
Borrowings	30,000	1,582	(c)	31,582
Deferred tax liabilities	-	7,222	(e)	7,222
Other liabilities	(423)	1,218	(c)	795
Total liabilities assumed	$321,028	$10,790		$331,818
Excess of assets acquired over liabilities assumed	(35,252)	(19,637)		(54,889)
Less: Net asset discount received from FDIC	(31,148)
Cash received from FDIC at closing	66,400			66,400

Total gain recorded				$11,511

Explanation of Fair Value Adjustments:

a.
The fair value adjustment on loans represents the estimated amount of future loan losses expected in the Bank of Hiawassee loan portfolio at the acquisition date.  This estimate was based on a review of a sample of the acquired loan files, a review of various appraisal reports and other relevant local real estate market data, and discussions with loan officers and other personnel familiar with the local market.

b.	The FDIC indemnification asset represents the estimated funds received from the FDIC under it loss share agreements discounted back to the acquisition date.

c.
The fair value adjustment represents the estimated amount necessary to write down Bank of Hiawassee’s book value to its estimated fair value at the acquisition date based on market information available at the time of the acquisition.

d.
The core deposit intangible represents the estimated fair value of  the Bank of Hiawassee’s  core deposits based on a study prepared by an independent third party. This core deposit intangible is being amortized over an eight year period on an accelerated basis.

e.	The deferred tax liability represents 38.55% of the amount of the initial $18.7 million acquisition date gain.

The operating results of the Company for the year ended December 31, 2010, include the operating results of the acquired assets and assumed liabilities from Bank of Hiawassee.  Due primarily to the significant amount of fair value adjustments and the outstanding FDIC loss share agreements that are in place, historical results of Bank of Hiawassee are not believed to be relevant to the Company’s results.  Therefore, no pro forma financial information is presented on this acquisition.

Note 4 – Investment Securities

The book values and estimated fair values, as well as gross unrealized gains and losses of investment securities, available for sale and held to maturity, as of December 31, 2010, and 2009 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Book Value	Gains	Losses	Fair Value
	(Dollars in thousands)

2010
Available for sale:
U.S. Government Agency obligations	$19,297	$23	$122	$19,198
Municipal bonds	11,602	40	128	11,514
Mortgage-backed securities	40,655	293	175	40,773
Other securities	2,781	110	68	2,823
Subtotal	74,335	466	493	74,308

Held to maturity:
U.S. Treasury obligations	9,955	-	38	9,917
U.S. Government Agency obligations	8,509	4	129	8,384
Mortgage-backed securities	14,814	641	37	15,418
Other securities	4,000	-	81	3,919
Subtotal	37,278	645	285	37,638

Total at December 31, 2010	$111,613	$1,111	$778	$111,946

2009
Available for sale:
U.S. Government agency obligations	$9,000	$32	$13	$9,019
Municipal bonds	20,118	98	345	19,871
Mortgage-backed securities	19,258	216	115	19,359
Other securities	3,098	141	498	2,741
Subtotal	51,474	487	971	50,990

Held to maturity:
U.S. Government agency obligations	26,464	84	305	26,243
Mortgage-backed securities	5,916	117	-	6,033
Subtotal	32,380	201	305	32,276

Total at December 31, 2009	$83,854	$688	$1,276	$83,266

The book values and estimated fair values of investment securities, available for sale and held to maturity at December 31, 2010, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Book Value	Fair Value
	(Dollars in thousands)

Available for sale:
Due in one year or less	$9,220	$9,242
Due after one year through five years	36,899	36,907
Due after five years through ten years	14,455	14,399
Due after ten years	12,559	12,521
Equities	1,202	1,239
Total	$74,335	$74,308

Held to Maturity
Due in one year or less	$533	$534
Due after one year through five years	15,077	15,003
Due after five years through ten years	12,176	12,045
Due after ten years	9,492	10,056
Total	$37,278	$37,638

Gross realized gains on the sale of securities available for sale were $576,000, $2.6 million, and $410,000 for the years ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively.  Gross realized losses on the sale of securities available-for-sale were $227,000, $368,000, and $126,000 for the years ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively.  After-tax net gains on the sale of securities available for sale were $349,000, $2.2 million, and $284,000 for the years ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

As of December 31, 2010, investment securities having a carrying amount of $33.1 million have been pledged as collateral to secure public deposits, $10.9 million have been pledged as collateral for retail repurchase agreements, $22.6 million have been pledged as collateral for wholesale repurchase agreements, $240,000 have been pledged as collateral for Federal Reserve Bank Treasury Tax and Loan deposits, and $589,000 have been pledged as collateral for borrowings.  The total carrying value of pledged investment securities at December 31, 2010, was $67.5 million.

Interest earned from municipal securities, which is exempt from federal income taxes, for the past three years were $602,000, $1.2 million, and $1.4 million for the years ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

The unrealized losses and fair value of the investment securities by investment type segregated between those that have been in a continuous unrealized loss position for less than twelve months and more than twelve months at December 31, 2010 and December 31, 2009, are as follows:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
2010
Available for sale:
U.S. Government Agency obligations	$18,113	$122	$-	$-	$18,113	$122
Municipals bonds	8,376	128	-	-	8,376	128
Mortgage-backed securities	9,395	174	108	1	9,503	175
Other securities	-	-	104	68	104	68

Subtotal	$35,884	$424	$212	$69	$36,096	$493

Held to maturity:
U.S. Treasury obligations	$9,917	$38	$-	$-	$9,917	$38
U.S. Government Agency obligations	5,881	129	-	-	5,881	129
Mortgage-backed securities	3,049	37	-	-	3,049	37
Other securities	3,919	81	-	-	3,919	81

Subtotal	$22,766	$285	$-	$-	$22,766	$285

Total at December 30, 2010	$58,650	$709	$212	$69	$58,862	$778

2009
Available for sale:
U.S. Government Agency obligations	$1,987	$13	$-	$-	$1,987	$13
Municipals bonds	7,340	70	3,889	275	11,229	345
Mortgage-backed securities	9,312	113	167	2	9,479	115
Other securities	61	9	1,113	489	1,174	498

Subtotal	$18,700	$205	$5,169	$766	$23,869	$971

Held to maturity:
U.S. Government Agency obligations	$14,165	$305	$-	$-	$14,165	$305

Subtotal	$14,165	$305	$-	$-	$14,165	$305

Total at December 31, 2009	$32,865	$510	$5,169	$766	$38,034	$1,276

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

Note 5 - Loans

The following is a summary of loans outstanding by category at December 31:

	2010		2009
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Real estate:
One-to-four family residential	$143,820	20%	$90,289	15%
Multifamily residential	23,667	3%	25,577	4%
Construction	10,370	1%	22,325	4%
Land and development	92,724	13%	75,885	12%
Other commercial real estate	286,601	39%	239,678	39%
Consumer real estate	118,021	16%	113,075	19%
Total real estate	675,203	92%	566,829	93%
Commercial business	48,053	6%	38,442	6%
Other consumer	13,254	2%	4,930	1%
Total loans	$736,510	100%	$610,201	100%

The Company does not have any significant loan concentrations, other than those reflected in the preceding table.

As described in Note 3 to the financial statements, the Company has loans covered by FDIC loss-share agreements as a result of its acquisition of Bank of Hiawassee loans.  These loans totaled $147.6 million at December 31, 2010.  The following tables presents a breakdown of the Company’s non-covered loan portfolio by payment status, covered loan portfolio by payment status, and total loan portfolio by payment status at December 31, 2010.

	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Loans on Nonaccrual	Current	Total Outstanding
	(Dollars in thousands)

Not covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$1,299	$-	$1,864	$107,902	$111,065
Multifamily residential	-	-	-	20,674	20,674
Construction	630	-	14	9,519	10,163
Land and development	2,801	2,000	559	57,527	62,887
Other commercial real estate	7,899	-	9,161	217,423	234,483
Consumer real estate	1,047	-	2,513	105,634	109,194
Total real estate	13,676	2,000	14,111	518,679	548,466
Commercial business	61	-	287	34,645	34,993
Other consumer	50	-	16	5,409	5,475
Total loans not covered by FDIC loss-share agreements	$13,787	$2,000	$14,414	$558,733	$588,934

	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Loans on Nonaccrual	Current	Total Outstanding
	(Dollars in thousands)

Covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$1,973	$-	$3,468	$27,314	$32,755
Multifamily residential	-	-	-	2,993	2,993
Construction	-	-	49	158	207
Land and development	549	-	9,904	19,385	29,838
Other commercial real estate	2,090	472	9,471	40,084	52,117
Consumer real estate	51	37	213	8,526	8,827
Total real estate	4,663	509	23,105	98,460	126,737
Commercial business	376	17	1,051	11,616	13,060
Other consumer	728	-	860	6,191	7,779
Total loans covered by FDIC loss-share agreements	$5,767	$526	$25,016	$116,267	$147,576

	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Loans on Nonaccrual	Current	Total Outstanding
	(Dollars in thousands)

Total loans
Real estate:
One-to-four family residential	$3,272	$-	$5,332	$135,216	$143,820
Multifamily residential	-	-	-	23,667	23,667
Construction	630	-	63	9,677	10,370
Land and development	3,350	2,000	10,463	76,912	92,725
Other commercial real estate	9,989	472	18,632	257,507	286,600
Consumer real estate	1,098	37	2,726	114,160	118,021
Total real estate	18,339	2,509	37,216	617,139	675,203
Commercial business	437	17	1,338	46,261	48,053
Other consumer	778	-	876	11,600	13,254
Total loans covered by FDIC loss-share agreements	$19,554	$2,526	$39,430	$675,000	$736,510

The following table provides details on the Company’s impaired loans at December 31, 2010.

	Legal Balance of Impaired Loan	Book Balance of Impaired Loan	Related Allowance
	(Dollars in thousands)

One-to-four family residential	$964	$764	$-
Land and development	10,982	8,820	416
Other commercial real estate	9,147	6,125	-
Consumer real estate	692	206	-
Total impaired loans	$21,785	$15,915	$416

The following table provides details of the Company’s criticized loans as reported to regulatory agencies at December 31, 2010.  The Company’s portfolio of FDIC-covered loans was not criticized at December 31, 2010, as the loans were marked to fair value at acquisition and have FDIC loss-share agreements for any potential losses.

		Criticized Loans
	Not Criticized	Special Mention	Substandard	Doubtful	Total Outstanding
	(Dollars in thousands)

Real estate:
One-to-four family residential	$141,123	$1,167	$1,530	$-	$143,820
Multifamily residential	23,394	273	-	-	23,667
Construction	8,437	1,933	-	-	10,370
Land and development	66,104	10,533	16,012	75	92,724
Other commercial real estate	257,770	7,882	20,949	-	286,601
Consumer real estate	113,036	1,327	3,523	135	118,021
Total real estate	609,864	23,115	42,014	210	675,203
Commercial business	47,423	376	254	-	48,053
Other consumer	11,200	-	2,054	-	13,254
Total loans	$668,487	$23,491	$44,322	$210	$736,510

Directors, executive officers, and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business.  As a matter of policy, these loans and lines of credit are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements available to the general public.  The aggregate amounts of these loans were $8.0 million and $7.0 million at December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, new loans of $128,000 were made and payments totaled $2.5 million.  During the year ended December 31, 2009, new loans of $684,000 were made and payments totaled $3.6 million.

The Bank held $4.0 million of loans for sale at December 31, 2010 and no loans for sale at December 31, 2009.

Note 6 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31 were as follows:

	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$9,189	$8,026	$6,144
Loans charged-off:
One-to-four residential	(324)	(1)	(185)
Construction	(482)	(1,352)	(203)
Land and development	(3,378)	(4,139)	(142)
Other commercial real estate	(4,882)	(1,976)	(177)
Consumer real estate	(1,860)	(2,143)	(144)
Commercial business	(682)	(235)	(587)
Other consumer	(184)	(125)	(22)
Total loan charge-offs	(11,792)	(9,971)	(1,460)
Recoveries on loans previously charged-off:
One-to-four residential	4	-	-
Construction	48	-	-
Land and development	-	135	-
Other commercial real estate	364	2	11
Consumer real estate	30	-	-
Commercial business	4	10	46
Other consumer	27	7	10
Total loan recoveries	477	154	67
Provision for loan losses	14,050	10,980	3,275
Balance at end of year	$11,924	$9,189	$8,026

Components in our reserve calculation include specific reserve analysis for impaired loans based on SFAS 114 “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15.” (“FASB ASC 310-10-35”), general reserve analysis applying historical loss rates based on SFAS No. 5 “Accounting for Contingencies,” (“FASB ASC 450-20”) and qualitative and environmental factors.

In developing our ASC 450-20 general reserve estimate, we have segmented the loan portfolio into nine main risk categories: one-to-four residential, construction, multifamily dwelling, land and development, other commercial real estate, commercial business, home equity line of credit, redi-cash line of credit and other consumer loans.  Loss experience on each of the risk categories is compiled over the previous eighteen month period and used as a baseline by which to determine the appropriate reserve amount.  The nine risk categories were determined based on their homogeneous nature and are analyzed within each pool for progressions through our risk rating system. When a particular loan is identified as impaired, it is removed from the corresponding risk category and individually analyzed and measured for specific reserve allocation, in accordance with ASC 310-10-35.

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

Certain problem loans are reviewed individually for impairment which is measured in accordance with FASB ASC 310-10-35.  An impaired loan may not represent an expected loss; however a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In determining if a loan is impaired, the bank considers all non-accrual loans, loans whose terms are modified in a troubled debt restructuring, and any other loan that is individually evaluated and determined to be impaired based on risk ratings and loan amounts of certain segments of the bank’s loan portfolio.  If a loan is individually evaluated and identified as impaired as prescribed by ASC 310-10-35, it is measured by using either the fair value of the collateral, less expected costs to sell, present value of expected future cash flows, discounted at the loans effective interest rate, or observable market price of the loan.  Management chooses a method on a loan-by-loan basis.  Measuring impaired loans requires judgment and estimates and the eventual outcomes may differ from those estimates. Management determined that impaired loans totaled $15.9 million at December 31, 2010 and $20.7 million at December 31, 2009. Details of the impaired loans at December 31, 2010 are shown under Note 3 – Loans of this Annual Report

Note 7 – Other Real Estate Owned

The following table presents the activity in the other real estate owned account at December 31 for the past two years:

	2010	2009
	(Dollars in thousands)

Residential properties	$2,872	$2,244
Undeveloped land and lots	6,064	2,295
Other commercial real estate	5,716	528
Other real estate owned	$14,652	$5,067

A breakout of the Company’s other real estate owned at December 31 is shown in the following table:

	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$5,067	$2,601
Additions to other real estate owned:
Acquisition of other real estate owned	1,076	-
New foreclosed properties	15,846	5,222
Reductions of other real estate owned:
Sales	(5,955)	(2,418)
Writedowns	(1,382)	(338)
Balance at end of year	$14,652	$5,067

The amount reported at December 31, 2010, includes $7.0 million of other real estate owned that is covered by FDIC loss-share agreements.

Note 8 - Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

	2010	2009
	(Dollars in thousands)

Land	$6,023	$4,184
Buildings	20,103	13,333
Leasehold improvements	344	307
Land improvements	387	285
Furniture and equipment	6,274	5,433
Premises and equipment, gross	33,131	23,542
Less: Accumulated depreciation	(9,346)	(8,106)
Premises and equipment, net	$23,785	$15,436

Note 9 – Intangible Assets

The following is a summary of intangible assets at December 31, 2010 and 2009.

	2010	2009
	(Dollars in thousands)

Core deposit intangible	$6,404	$4,767
Less: Accumulated amortization	(4,714)	(4,197)
Intangible assets, net	$1,690	$570

Amortization expense for intangible assets subject to amortization was $517,000, $314,000, and $512,000 for the years ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively. Estimated amortization expense for each of the next five succeeding years is presented in the following table:

2011                     $  506,000
2012                         395,000
2013                         278,000
2014                         193,000
2015                         148,000

Note 10 - Deposits

The Company’s deposit composition at December 31 for the past two years is as follows:

	2010		2009
	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in thousands)

Noninterest-bearing demand	$70,056	8%	$45,830	7%
Interest-bearing demand	172,414	20%	113,564	19%
Money market deposit	142,538	17%	118,687	19%
Savings	17,004	2%	10,584	2%
Time deposits	448,444	53%	320,680	53%
Total deposits	$850,456	100%	$609,345	100%

Contractual maturities of time deposit as of December 31for the past two years are as follows:

		2010	2009
		(Dollars in thousands)

2011		$326,087	$300,020
2012		113,103	18,653
2013		3,279	1,157
2014		3,079	470
2015 and thereafter		2,896	380
	Total time deposits	$448,444	$320,680

Time deposits in excess of $100,000 totaled $194.6 million and $131.3 million at December 31, 2010 and 2009, respectively.  Interest paid on deposits and other borrowings was $14.9 million for the year ended December 31, 2010, $17.6 million for the year ended December 31, 2009, and $22.9 million for the year ended December 31, 2008.

Directors, executive officers, and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business.  Included in such transactions are deposit accounts, all of which were made under normal terms.  The aggregate amount of these deposit accounts was $7.5 million and $5.5 million at December 31, 2010 and 2009, respectively.

Note 11 – Borrowed Money

As of December 31, 2010, the Company had $67.8 million in advances from the FHLB of Atlanta that were obtained pursuant to a line of credit.  These advances are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest.  The total amount available on the line of credit is approximately $154.4 million.  The unused portion of the line of credit available to the Company at December 31, 2010, was approximately $86.9 million.  These advances had interest rates ranging from 1.15% to 4.77% during 2010 and 1.15% to 6.25% during 2009.  Interest rates on certain FHLB convertible advances may be reset on certain dates at the option of the FHLB in accordance with the terms of the note.  The Bank has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating rate at the time the advance is called by the FHLB.  These convertible advances totaled $20.0 million at December 31, 2010 and $25.0 million at December 31, 2009.

The Company also had $18.0 million in repurchase agreements (“repos”) from JP Morgan Chase Bank, NA (“JP Morgan”) and Citigroup Global Markets, Inc. (“Citigroup”) at December 31, 2010.  These borrowings are collateralized by various U.S. Government agency investment securities in an amount equal to at least 105% of the outstanding amount of the repurchase agreement.   The Company had $3.0 million in repos from JP Morgan and $15.0 million from Citigroup.  The interest rates on these repos range from 2.99% to 3.66%.  Three repos totaling $8.0 million have fixed rates and fixed maturities.  The remaining three retail repos, totaling $10.0 million, may be called at the option of the issuer in accordance of the terms of the agreement.

A summary of the Company’s borrowed money for the periods ended December 31, 2010 and 2009 is as follows:

	2010		2009
	Balance	Average Rate	Balance	Average Rate
	(Dollars in thousands)

FHLB Advances	$67,782	3.64%	$56,165	3.80%
Repurchase Agreements	$18,000	3.28%	$26,000	3.38%
Subordinated Debt	$15,464	1.87%	$15,464	6.09%
Total Borrowed Money	$101,246	3.30%	$97,629	4.05%

Maturities of borrowed money at December 31 are as follows (Dollars in thousands):

	2010	2009
Borrowed money due:	(Dollars in thousands)

Less than one year	$1,972	$10,000
1 to 2 years	17,814	1,943
2 to 3 years	12,996	17,722
3 to 4 years	3,000	12,500
4 to 5 years	3,000	-
5 to 10 years	47,000	40,000
After 10 years	15,464	15,464

Total borrowed money	$101,246	$97,629

Note 12 – Subordinated Debt

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

The Debentures mature on December 15, 2035, but the Company may at its option redeem the Debentures, in whole or in part, beginning on December 15, 2010, in accordance with the provisions of the Indenture. The Debentures bear interest at a fixed rate equal to 6.095% per annum through the interest payment date in December 2010, and thereafter at a variable rate, reset quarterly, of three-month LIBOR plus 1.57% per annum. Interest is cumulative and will accrue from the date of original issuance. However, so long as there is no event of default, interest payments may be deferred by the Company at its option at any time for a period of up to twenty consecutive quarterly interest payment periods, but not beyond December 15, 2035 (each such extended interest payment period, an "Extension Period"). No interest shall be due and payable during an Extension Period, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear additional interest at an annual rate equal to the interest rate in effect for each Extension Period. Furthermore, during any Extension Period, the Company may not declare or pay any dividends on its capital stock, which includes its Common Stock, nor make any payment or redeem debt securities that rank pari passu with the Debentures.  The Company has not deferred any interest payments on the Debentures as of December 31, 2010.

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

Note 13 - Income Taxes

The provision for income taxes for the years ended December 31 is summarized below:

	2010	2009	2008
	(Dollars in thousands)

Currently payable:
Federal	$226	$(189)	$1,281
State	65	(37)	332
Total current	291	(226)	1,613

Deferred:
Federal	3,308	(1,080)	(788)
State	750	(193)	(186)
Total deferred	4,058	(1,273)	(974)

Total income taxes	$4,349	$(1,499)	$639

The reasons for the difference between consolidated income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows for the years ended December 31:

	2010	2009	2008
	(Dollars in thousands)

Federal income taxes at statutory rate	$4,067	$(11,063)	$1,265

Effect of federal tax exempt interest	(326)	(475)	(444)
State income taxes, net of federal benefit	538	(152)	90
Non deductible preferred dividends	349	351	-
Goodwill impairment	-	10,078	-
Increase in cash value of life insurance	(259)	(238)	(251)
Other	(20)	-	(21)
	$4,349	$(1,499)	$639

Effective tax rate	36.3%	4.6%	17.2%

Income taxes paid for the years ended December 31, 2010, 2009, and 2008 were $1.5 million, $889,000, and $1.8 million respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2010	2009
	(Dollars in thousands)

Deferred tax assets:
Deferred compensation	$1,179	$1,177
Unrealized (gain) loss on securities available for sale	12	187
Allowance for loan losses	4,334	3,415
Alternative minimum tax credits	272	150
Capital loss carryforward	27	180
Other	2,984	916
Gross deferred tax assets	8,808	6,025

Deferred tax liabilities:
Excess carrying value of assets acquired over tax basis	526	825
FDIC assisted book gain	7,065	-
Deferred loan fees	33	60
Other	2	1
Gross deferred tax liabilities	7,626	886

Net deferred tax asset	$1,182	$5,139

The Company has adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“ASC 740”).  There was no material impact from the adoption of ASC 740.  It is the Bank's policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes.  There were no interest or penalties accrued during the year.  The Company’s 2006 federal tax returns were audited in 2008 with no material impact resulting from the findings of the audit.  The Company's federal and state income tax returns are subject to examination for 2007, 2008, 2009 and 2010.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“ASC 740-10-25”) provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  ASC 740-10-25 was effective retroactively to January 1, 2007 and did not significantly impact the Corporation’s financial statements.

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

Note 14 - Commitments

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

Commitments to extend credit that include both fixed and variable rates as of December 31 are as follows:

	2010	2009
	(Dollars in thousands)

Loan commitments
Residential mortgage loans	$14,530	$12,560
Non-residential mortgage loans	2,500	13,656
Commercial loans	731	1,435
Consumer loans	765	849
Total loan commitments	$18,526	$28,500

Unused lines of credit
Commercial	$13,000	$18,448
Consumer	73,655	75,261
Total unused lines of credit	$86,655	$93,709

Undisbursed Construction Loan Proceeds	$524	$1,100

The Company also had various leases in place to provide office space for four full-service offices.  The amount paid for this leased office space totaled $614,000 for the year ended December 31, 2010, $467,000 for the year ended December 31, 2009, and $456,000 for the year ended December 31, 2008.  Projected lease payments over the next five years are expected to be $608,000 for 2011, $441,000 for 2012, $397,000 for 2013, $400,000 for 2014 and $418,000 for 2015.

Note 15 - Regulatory Capital Requirements

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

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2010:
Total risk-based capital (to risk-weighted assets)	$111,623	16.80%	$53,139	8.00%	$66,424	10.00%
Tier 1 capital (to risk-weighted assets)	103,233	15.54%	26,570	4.00%	39,855	6.00%
Tier 1 capital (to adjusted total assets)	103,233	9.74%	42,383	4.00%	52,979	5.00%
Tangible capital (to adjusted total assets)	103,233	9.74%	15,894	1.50%	31,787	3.00%

As of December 31, 2009:
Total risk-based capital (to risk-weighted assets)	$89,737	14.07%	$51,029	8.00%	$63,786	10.00%
Tier 1 capital (to risk-weighted assets)	82,791	12.98%	25,514	4.00%	38,271	6.00%
Tier 1 capital (to adjusted total assets)	82,791	10.44%	31,712	4.00%	39,640	5.00%
Tangible capital (to adjusted total assets)	82,791	10.44%	11,892	1.50%	23,784	3.00%

On May 23, 2002, Citizens South Holdings, MHC approved a Plan of Conversion and Reorganization.  As a result of the conversion, the Bank established a memo liquidation account in an amount equal to its equity at the time of the Conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion.  In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.  As a result, retained earnings are substantially restricted at December 31, 2010 and 2009.

Note 16 - Employee Benefit Plans

Employee 401(k) Savings Plan – The Bank provides supplemental benefits to substantially all employees through a 401(k) savings plan. Eligible participants may contribute up to 75% of eligible compensation.  Prior to 2009 the Bank provided matching contributions of 50% of employee contributions up to 6% of eligible compensation.  Total expense relating to the employer match on the 401(k) savings plan was $0, $44,000, and $181,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The reason for the decrease was that the Board of Directors suspended the employer match for the 401(k) savings plan effective March 1, 2009.  In 2011, the Board of Directors partially reinstated the employer match to provide for matching contributions of 25% of employee contributions up to 6% of eligible compensation beginning April 1, 2011.  The amount of the employer match to the 401(k) savings plan will be evaluated by the Board of Directors on an on-going basis.

Employee Stock Ownership Plan - The Bank established an Employee Stock Ownership Plan (“ESOP”) in 1998.  The ESOP is a tax-qualified retirement plan designed to invest primarily in the Company’s common stock.  All full-time employees of the Bank who have completed one year of service with the Bank are eligible to participate in the ESOP.  The ESOP utilized funds borrowed from the Company totaling $1.7 million, to purchase approximately 8%, or 380,038 shares of the Company’s common stock (adjusted for stock splits and stock dividends) issued in the 1998 Conversion.  The ESOP utilized funds borrowed from the Company totaling $1.1 million to purchase 110,457 additional shares of the Company’s common stock issued in the 2002 Conversion.  The loans to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 15 years for each loan.  Under the terms of the ESOP, the Bank makes contributions to the ESOP sufficient to cover all payments of principal and interest as they become due.  The 1998 loan had an outstanding balance of $225,000 with an interest rate of 3.25% at December 31, 2010 and a balance of $338,000 with an interest rate of 3.25% at December 31, 2009, respectively.  The interest rate on the loan is based on the Bank’s prime rate at the end of each calendar year. The 2002 loan had an outstanding balance of $421,000 with an interest rate of 3.25% at December 31, 2010 and a balance of $491,000 with an interest rate of 3.25% at December 31, 2009.  Unallocated shares, totaling 69,371 shares at December 31, 2010, are excluded for the calculation of earnings per share.

Shares purchased with the loan proceeds are held in a suspense account by the trustee of the plan for future allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation as described in the plan.  The number of shares released to participants will be determined based upon the percentage of principal and interest payments made during the year divided by the total remaining principal and interest payments including the current year’s payment.  Participants will vest in the shares allocated to their respective accounts over a period not to exceed three years.  Any forfeited shares are allocated to the then-remaining participants in the same proportion as contributions.  As of December 31, 2010, 421,124 shares have been allocated to participants and 69,371 shares remain unallocated.  The fair value of the 69,371 unallocated shares was $301,070 based on the closing price of $4.34 at December 31, 2010.  The Company recognizes compensation expense attributable to the ESOP ratably over the fiscal year based upon the estimated number of ESOP shares to be allocated each December 31st.  The Company recognized $48,000, $51,000, and $97,000 as compensation expense in the years ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

The trustee for the ESOP must vote all allocated shares held in the ESOP trust in accordance with the instructions of the participants.  Unallocated shares held by the ESOP trust are voted by the trustee in a manner calculated to most accurately reflect the results of the allocated ESOP shares voted, subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended.

Nonqualified Deferred Compensation – The Bank maintains nonqualified deferred compensation and supplemental retirement plans for certain of its directors and executive officers. Total expense for all of these plans was $426,000 for the year ended December 31, 2010, $513,000 for the year ended December 31, 2009, and $398,000 for the year ended December 31, 2008.

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

2003 Recognition and Retention Plan (“2003 RRP”) – On October 23, 2003 the Company’s stockholders approved the Citizens South Banking Corporation 2003 Recognition and Retention Plan that provided for the issuance of a total of 220,917 shares (adjusted for stock dividends) to be granted to certain directors and officers.  On November 3, 2003, grants of 206,388 shares of restricted stock were made under the 2003 RRP.  All of these shares vested over a seven-year period commencing on the date of the award, at the rate of 30% on November 3, 2003, 10% on January 2, 2004, 10% on November 3, 2005, and 10% per year on November 3 of each year thereafter.  The fair market value of the restricted stock at the time of the grant was $14.29 per share.  During 2010, 16,068 shares vested, 2,362 shares were forfeited and 2,362 shares were granted with a cliff vesting effective the first business day after the Company repays the preferred stock issued to U.S. Treasury Department under the TARP Capital Purchase Plan.  During 2009, 29,196 shares vested, no shares were forfeited and 4,765 shares were granted with a cliff vesting effective the first business day after the Company repays the preferred stock issued to U.S. Treasury Department under the TARP Capital Purchase Plan.  Total expense for the 2003 RRP amounted to $340,000 in 2010, $331,000 in 2009, and $342,000 in 2008.

1999 Stock Option Plan - On April 12, 1999, the Company’s stockholders approved the Citizens South Bank 1999 Stock Option Plan that provided the issuance of 475,047 options (adjusted for stock splits and stock dividends) for directors and officers to purchase the Company’s common stock.  During 2010, there was no stock option activity under this plan and no options remained unissued and available for grants under the 1999 Stock Option Plan.

2003 Stock Option Plan – On October 23, 2003, the Company’s stockholders approved the Citizens South Banking Corporation 2003 Stock Option Plan that provided for the issuance of 552,294 options (adjusted for stock dividends) for directors and officers to purchase the Company’s common stock.  During 2010, there were 26,125 incentive options granted, no reload options issued, no options were exercised, and 4,725 options were forfeited. At December 31, 2010, 6,398 options remained unissued and available for grants under the 2003 Stock Option Plan.

2008 Equity Incentive Plan – On May 12, 2008, the Company’s stockholders approved the Citizens South Banking Corporation 2008 Equity Incentive Plan that provided for a total of 315,000 shares (adjusted for stock dividends) of common stock available for award pursuant to grants of incentive stock options, non-statutory stock options, and restricted stock awards.  No more than 105,000 shares may be issued as restricted stock awards.  All shares may be issued as incentive stock options.  During 2010, no shares were forfeited or exercised and 10,500 restricted shares were granted with a cliff vesting effective the first business day after the Company repays the preferred stock issued to U.S. Treasury Department under the TARP Capital Purchase Plan.  At December 31, 2010, 18,375 shares remained unissued and available for grants under the 2008 Equity Incentive Plan, of which no shares may be issued as restricted stock awards and 18,375 shares may be issued as stock options.

The following is a summary of stock option activity and related information for the years ended December 31, 2010, 2009 and 2008.  All balances have been adjusted for a 5% stock dividend paid in 2010.

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	738,038	$12.25	922,024	$11.51	769,530	$12.44
Granted	36,625	4.92	2,217	4.75	185,850	7.58
Exercised	-	-	(24,702)	5.33	(12,356)	5.24
Forfeited	(4,725)	7.62	(12,600)	12.92	(21,000)	14.49
Expired	-	-	(148,901)	8.68	-	-
Outstanding at December 31	769,938	11.97	738,038	12.25	922,024	11.51
Exercisable at December 31	623,021	13.17	584,722	13.47	718,848	12.52
Weighted average fair value of options granted during the year		$1.83		$1.65		$2.04

Exercise prices for options outstanding ranged from $4.50 to $14.32 at December 31, 2010 and $4.76 to $14.32 at December 31, 2009, adjusted for stock dividends.  The weighted average remaining contractual life of those options was approximately three years at December 31, 2010, and four years at December 31, 2009.

Note 17 – Fair Value Measurements

On January 1, 2008, the Company began measuring the fair value of its financial assets and liabilities in accordance with SFAS No. 157, “Fair Value Measurements” (“ASC 825-10”).  ASC 825-10 provides a framework for measuring fair value under GAAP, establishes a three-tier valuation hierarchy for disclosure of fair value measurement, and enhances disclosures about fair value measurements.  This statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  An orderly transaction is a transaction that assumes exposure to the market for a sufficient period prior to the measurement date to allow for marketing activities that are usual and customary for such transactions.  Market participants are buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.  ASC 825-10 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the Company’s assumptions (unobservable inputs).  ASC 825-10 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 825-10.

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

Investment Securities, Available for Sale – Investment securities available for sale are recorded at fair value on at least a monthly basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 fair value is used for those securities traded on an active exchange, U.S. Treasury securities that are traded by brokers or dealers in an active over-the-counter market, and money market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds, and corporate debt securities.  Securities valued using Level 3 include equity securities that are not traded on an active exchange, investments in closely held subsidiaries, and asset-backed securities traded in less liquid markets.

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as being impaired, management measures the impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010 and 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 825-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis are presented in the following table:

	Level 1	Level 2	Level 3	Total

(Dollars in thousands)

December 31, 2010
Investment securities, available-for-sale	$-	$71,285	$3,023	$74,308
Investment securities, held-to-maturity	-	37,278	-	37,278
Investment securities, rabbi trusts	-	731	-	731

December 31, 2009
Investment securities, available-for-sale	$-	$48,049	$2,941	$50,990
Investment securities, held-to-maturity	-	32,380	-	32,380
Investment securities, rabbi trusts	-	990	-	990

The following table presents the changes in the Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2010, and December 31, 2009:

Investment securities, available for sale

Balance at December 31, 2009	$2,941
Total net gains (losses) for the year included in:
Net income	35
Other comprehensive income	399
Purchases, sales, issuances and settlements, net	83
Impairments	(435)
Transfers in and/or out of Level 3	-
Balance at December 31, 2010	$3,023

Net unrealized (losses) gains included in net income for the year relating to
assets and liabilities held at December 31, 2010	$-

Balance at December 31, 2008	$2,597
Total net gains (losses) for the year included in:
Net income	-
Other comprehensive income	350
Purchases, sales, issuances and settlements, net	542
Impairments	(748)
Transfers in and/or out of Level 3	200
Balance at December 31, 2009	$2,941

Net unrealized (losses) gains included in net income for the year relating to
assets and liabilities held at December 31, 2009	$-

Assets recorded at fair value on a nonrecurring basis are presented in the following table:

	Level 1	Level 2	Level 3	Total

(Dollars in thousands)

December 31, 2010
Impaired loans	$-	$15,916	$-	$15,916
Other real estate owned	-	14,652	-	14,652

December 31, 2009
Impaired loans	$-	$20,678	$-	$20,678
Other real estate owned	-	5,067	-	5,067

Note 18 - Fair Value of Financial Instruments

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

At December 31, 2010 and 2009, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business.  Fair values of these commitments are based on fees currently charged for similar instruments.  At December 31, 2010 and 2009, the carrying amounts and fair values of these off-balance sheet financial instruments were immaterial.

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

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)

Financial assets:
Cash and due from banks	$15,110	$15,110	$8,925	$8,925
Interest-earning bank balances	105,789	105,789	44,255	44,255
Investment securities	111,586	111,946	83,370	83,266
Federal Home Loan Bank stock	5,715	5,715	4,149	4,149
Presold loans in process of settlement	4,034	4,034	-	-
Net loans receivable	736,510	751,219	610,201	596,371
Accrued interest receivable	3,001	3,001	2,430	2,430
Bank-owned life insurance	18,230	18,230	17,522	17,522

Financial liabilities:
Demand deposits	$242,470	$242,470	$159,394	$159,394
Money market accounts	142,538	142,538	118,687	118,687
Savings	17,004	17,004	10,584	10,584
Time deposits	448,444	451,853	320,680	322,122
Securities sold under repurchase agreements	9,432	9,432	8,970	8,970
Borrowings	101,246	109,092	97,629	93,039

Note 19 – Subsequent Events

The Company has evaluated subsequent events through March 11, 2011, in connection with the preparation of these consolidated financial statements which is the date these financial statements were issued.

Note 20 - Parent-Only Financial Information

The earnings of the Bank are recognized by Citizens South Banking Corporation using the equity method of accounting.  Accordingly, undistributed earnings of the Bank are recorded as increases in the Company’s investment in the Bank.  The following are the condensed financial statements of the Company as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008.

Condensed Statements of Financial Condition

	2010	2009
	(Dollars in thousands)

Assets

Cash and cash equivalents	$1,901	$2,455
Investment securities, available for sale	1,369	1,893
Investment in subsidiary	104,759	83,591
Other assets	1,689	205
Total assets	$109,718	$88,144

Liabilities and Shareholders' Equity

Liabilities	$16,275	$15,822
Shareholders' equity	93,443	72,322
Total liabilities and shareholders' equity	$109,718	$88,144

Condensed Statements of Operations

	2010	2009	2008
	(Dollars in thousands)

Interest income	$148	$233	$143
Interest expense	(914)	(952)	(1,003)
Other noninterest income	35	54	1
Other noninterest expense	(1,625)	(1,366)	(964)
Loss before income taxes and earnings from subsidiaries	(2,356)	(2,031)	(1,823)
Income taxes	926	794	703
Loss before earnings from subsidiaries	(1,430)	(1,237)	(1,120)
Earnings in undistributed earnings (loss) of subsidiaries	10,069	(28,770)	4,255
Net income (loss)	8,639	(30,007)	3,135
Dividends on preferred stock	(1,025)	(1,034)	(54)
Net income (loss) available to common shareholders	$7,614	$(31,041)	$3,081

Condensed Statements of Cash Flows

	2010	2009
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$8,639	$(30,007)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investments	(35)	(54)
Impairment of investment securities	435	52
Equity in undistributed earnings (losses) of subsidiaries	(10,069)	28,770
Allocation of shares to ESOP	50	63
Stock option expense	99	106
Vesting of shares issued for the RRP	316	331
Increase (decrease) in other operating liabilities	(1,154)	129

Net cash used in operating activities	(1,719)	(610)

Cash flows from investing activities:
Proceeds from the sale of investments	517	983
Maturities and prepayments of investments	-	111
Purchase of investment securities	-	(1,500)

Net cash provided by (used in) investing activities	517	(406)

Cash flows from financing activities:
Issuance of common stock	14,040	-
Contributed capital to bank subsidiary	(11,088)	-
Dividends on preferred stock	(1,025)	(1,034)
Dividends to common stockholders	(1,279)	(1,535)

Net cash provided by (used in) financing activities	648	(2,569)

Net decrease in cash and cash equivalents	(554)	(3,585)
Cash and cash equivalents, beginning of year	2,455	6,040
Cash and cash equivalents, end of year	$1,901	$2,455

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Item 9B.                Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Information required by Item 10. is included in the “Proposal I – Election of Directors” section of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2011 Annual Meeting of Stockholders which is incorporated herein by reference.  In addition, the Item 1. “Executive Officers of the Registrant” section of the Proxy Statement is incorporated herein by reference.

Item 11.                 Executive Compensation

The information required by Item 11. is included in the “Proposal I – Election of Directors” section of the Registrant’s Proxy Statement which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12. is included in the “Proposal I – Election of Directors” section of the Registrant’s Proxy Statement which is incorporated herein by reference.

Item 13.                   Certain Relationships, Related Transactions and Director Independence

The information required by Item 13. is included in the “Proposal I – Election of Directors” section of the Registrant’s Proxy Statement which is incorporated herein by reference.

Item 14.                   Principal Accountant Fees and Services

The information required by Item 14. is included in the “Proposal II – Ratification of Appointment of the Independent Registered Public Accounting Firm” section of the Registrant’s Proxy Statement which is incorporated herein by reference.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as Item 8. of this Annual Report on Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Statements of Financial Condition - at December 31, 2010 and 2009
(C)	Consolidated Statements of Income - Years Ended December 31, 2010, 2009 and 2008
(D)	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2010, 2009 and 2008
(E)	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2010, 2009 and 2008

(F)	Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008
(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules None.

(a)(3)	None.

(b)	Exhibits – set forth below.

(c)	Not applicable.

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

10.14	Endorsement Split Dollar Agreement with Kim S. Price dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.15
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

10.21
Amended Deferred Compensation and Income Continuation Agreement with Ben R. Rudisill, II dated March 15, 2005 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.22
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

10
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

14	Code of Ethics Policy (incorporated herein by reference to the policy maintained on Company’s website which is located at www.citizenssouth.com )

21	Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

23	Consent of Cherry, Bekaert & Holland, L.L.P.

24	Power of Attorney (set forth on signature page)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens South Banking Corporation

Date: March 14, 2011                                                    By:   /s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Kim S. Price                                                      By:/s/ Gary F. Hoskins
Kim S. Price                                                                       Gary F. Hoskins
President, Chief Executive Officer and                                     Executive Vice President, Treasurer and
Director (Principal Executive Officer)                                       Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 14, 2011                                                                      Date: March 14, 2011

By: /s/ David W. Hoyle                                                 By: /s/ Ben R. Rudisill, II
David W. Hoyle                                                                Ben R. Rudisill, II
Chairman Vice                                                                                        Chairman

Date: March 14, 2011                                                                      Date: March 14, 2011

By: /s/ Eugene R. Matthews, II                                       By:   /s/ Richard K. Craig
Eugene R. Matthews, II                                                       Richard K. Craig
Director                                                                           Director

March 14, 2011                                                            Date: March 14, 2011

By: /s/ James J. Fuller
       James J. Fuller
       Director

Date: March 14, 2011