Form 10-K/A
period 2010-12-31
CITIZENS SOUTH BANKING CORP
filed 2011-03-16
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_______________

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Citizens South Banking Corporation is to update the tangible common equity ratios for 2008, 2007 and 2006. Such ratios were 6.82%, 7.08%, and 7.63% for the years ended December 31, 2008, 2007, and 2006, respectively. The ratios were inadvertently reported as 0% for each of the years.

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

Citizens South Banking Corporation

Date: March 16, 2011                                                    By:   /s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer