Form 10-K/A
period 2010-12-31
CITIZENS SOUTH BANKING CORP
filed 2011-03-31
CIK 1051871

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
YES ___  NO   X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  YES ___  NO   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES    X       NO ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ___  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [ X ].

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
YES ___  NO    X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010, as reported by the Nasdaq Global Market, was approximately $61.0  million.

As of March 14, 2011, there were 11,508,750 shares of the common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K/A of Citizens South Banking Corporation  is to file with the Securities and Exchange Commission the certifications required by Section III(b)(4) of the Emergency Stabilization Act of 2008.

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

Citizens South Banking Corporation

Date:	March 31, 2011	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer