Form 10-Q
period 2011-03-31
CITIZENS SOUTH BANKING CORP
filed 2011-05-13
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number 0-23971
_________________________________

Citizens South Banking Corporation
(Exact name of registrant as specified in its charter)
_________________________________
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

As of May 13, 2011, there were 11,508,750 shares outstanding shares of the Registrant’s common stock, $0.01 par value.

Part I. Financial Information
Item 1.  Financial Statements

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011	December 31, 2010
(Dollars in thousands, except per share)	(unaudited)

ASSETS
Cash and cash equivalents:
Cash and due from banks	$10,398	$15,110
Interest-earning bank balances	57,359	105,789
Cash and cash equivalents	67,757	120,899
Investment securities available for sale, at fair value	71,117	74,308
Investment securities held to maturity, at amortized cost	82,889	37,278
Federal Home Loan Bank stock, at cost	5,715	5,715
Presold loans in process of settlement	1,255	4,034
Loans:
Covered by FDIC loss-share agreements	137,758	147,576
Not covered by FDIC loss-share agreements	586,897	588,934
Allowance for loan losses	(12,006)	(11,924)
Net loans	712,649	724,586
Other real estate owned	16,584	14,652
Premises and equipment, net	23,587	23,785
FDIC loss share receivable	25,611	24,848
Accrued interest receivable	2,829	3,001
Bank-owned life insurance	18,386	18,230
Intangible assets	1,551	1,690
Other assets	11,514	11,461
Total assets	$1,041,444	$1,064,487

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$832,803	$850,456
Securities sold under repurchase agreements	11,389	9,432
Borrowed money	96,257	101,246
Other liabilities	8,719	9,910
Total liabilities	949,168	971,044
Commitments and contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 1,000,000 shares;
Issued and outstanding: 20,500 shares	20,692	20,672
Common stock, $0.01 par value, Authorized: 20,000,000 shares;
Issued: 11,561,464 shares; Outstanding: 11,508,750 shares	124	124
Additional paid-in-capital	63,064	63,000
Retained earnings, substantially restricted	8,382	9,663
Accumulated other comprehensive income (loss)	14	(16)
Total shareholders' equity	92,276	93,443
Total liabilities and shareholders' equity	$1,041,444	$1,064,487

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
(Dollars in thousands, except per share data)

Interest Income:
Interest and fees on loans	$9,461	$8,254
Investment securities:
Taxable interest income	790	617
Tax-exempt interest income	69	191
Other interest income	67	50
Total interest income	10,387	9,112
Interest Expense:
Deposits	2,002	2,264
Repurchase agreements	18	28
Borrowed money	835	1,101
Total interest expense	2,855	3,393

Net interest income	7,532	5,719
Provision for loan losses	3,000	3,050
Net interest income after provision for loan losses	4,532	2,669
Noninterest Income:
Service charges on deposit accounts	957	799
Mortgage banking income	237	210
Commissions on sales of financial products	67	118
Income from bank-owned life insurance	182	189
Gain (loss) from acquisition	(255)	18,733
Gain on sale of investments, available for sale	-	33
Gain (loss) on sale of other assets	12	(62)
Other income	278	165
Total noninterest income	1,478	20,185
Noninterest Expense:
Compensation and benefits	3,648	2,643
Occupancy and equipment	828	683
Office supplies	70	41
Advertising and business development	54	57
Professional services	253	234
Telephone and communications	97	72
Data processing	183	140
Deposit insurance	334	260
Amortization of intangible assets	139	65
Valuation adjustment on other real estate owned	509	484
Acquisition and integration expenses	45	787
Other expenses	1,512	890
Total noninterest expense	7,672	6,356

Income before income tax expense (benefit)	(1,662)	16,498
Income tax expense (benefit)	(771)	6,201
Net income (loss)	(891)	10,297
Dividends on preferred stock	256	257

Net income (loss) available to common stockholders	$(1,147)	$10,040

Basic earnings (loss) per common share	$(0.10)	$1.29
Diluted earnings (loss) per common share	(0.10)	1.29

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred	Common	Paid-in	Substantially	Comprehensive	Shareholders'
	Stock	Stock	Capital	Restricted	Income (Loss)	Equity
(Dollars in thousands)

Balances, January 1, 2010	$20,589	$91	$48,528	$3,411	$(297)	$72,322

Comprehensive results:
Net income	-	-	-	10,297	-	10,297
Other comprehensive results, net of tax	-	-	-	-	128	128
Issuance of common stock	-	15	5,745	-	-	5,760
Issuance of preferred stock	8,280	-	-	-	-	8,280
Accretion of discount on preferred stock	21	-	-	(21)	-	-
Allocation from shares purchased with loan to ESOP	-	-	46	-	-	46
Vesting of Recognition and Retention Plan ("RRP")	-	-	90	-	-	90
Stock-based compensation	-	-	24	-	-	24
Preferred stock dividends	-	-	-	(257)	-	(257)
Cash dividends declared on common stock	-	-	-	(300)	-	(300)
						-
Balances, March 31, 2010	$28,890	$106	$54,433	$13,130	$(169)	$96,390

Balances, January 1, 2011	$20,672	$124	$63,000	$9,663	$(16)	$93,443

Comprehensive results:
Net loss	-	-	-	(891)	-	(891)
Other comprehensive results, net of tax	-	-	-	-	30	30
Accretion of discount on preferred stock	20	-	-	(20)	-	-
Allocation from shares purchased with loan to ESOP	-	-	11	-	-	11
Vesting of RRP	-	-	25	-	-	25
Stock-based compensation	-	-	28	-	-	28
Preferred stock dividends	-	-	-	(256)	-	(256)
Cash dividends declared on common stock	-	-	-	(114)	-	(114)
						-
Balances, March 31, 2011	$20,692	$124	$63,064	$8,382	$14	$92,276

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Three Months Ended
	March 31, 2011	March 31, 2010
(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(891)	$10,297
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	3,000	3,050
Depreciation of premises and equipment	322	260
Gain on sale of investment securities available for sale	-	(33)
(Gain) loss on sale of other assets	(12)	62
(Gain) loss on acquisition	255	(18,733)
Valuation adjustment on other real estate owned	509	484
Net purchase accounting adjustments - discount accretion	(2,562)	-
Deferred loan origination fees	60	40
Amortization of intangible assets	139	65
Allocation of shares to the ESOP	11	46
Vesting of shares issued for the RRP	25	90
Stock-based compensation expense	28	24
Decrease in accrued interest receivable	172	110
(Increase) decrease in other assets	(6,020)	2,387
Increase (decrease) in other liabilities	(1,379)	1,958
Net cash provided by (used in) operating activities	(6,343)	107

Cash flows from investing activities:
Net decrease in loans made to customers	11,438	4,366
Net (increase) decrease in loans available for sale	2,779	(1,650)
Proceeds from sales of investment securities available for sale	1,065	9,389
Proceeds from sales of other real estate owned	2,347	611
Proceeds from maturities/issuer calls of investment securities available for sale	2,175	6,115
Proceeds from maturities/issuer calls of investment securities held to maturity	3,103	5,152
Purchases of investment securities available for sale	-	(3,853)
Purchases of investment securities held to maturity	(48,714)	(11,025)
Net cash received in acquisition of Bank of Hiawassee	-	95,058
Purchases of premises and equipment	(125)	(51)
Net cash provided by (used in) investment activities	(25,932)	104,112

Cash flows from financing activities:
Net decrease in deposits	(17,653)	(17,438)
Cash dividends paid to common stockholders	(114)	(300)
Cash dividends paid to preferred stockholders	(256)	(257)
Issuance of common stock	-	5,760
Issuance of preferred stock	-	8,280
Net increase (decrease) in borrowed money and repurchase agreements	(3,032)	574
Increase (decrease) in advances from borrowers for insurance and taxes	188	139
Net cash used in financing activities	(20,867)	(3,242)

Net increase (decrease) in cash and cash equivalents	(53,142)	100,977
Cash and cash equivalents at beginning of year	120,899	53,180
Cash and cash equivalents at end of year	$67,757	$154,157

Supplemental non-cash investing activity:
Foreclosed loans transferred to other real estate owned	$4,956	$1,514

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In management’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the interim financial statements as of and for the three-month periods ended March 31, 2011 and 2010 and have been included as required by Regulation S-X Rule 10-01. They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements are prepared in accordance with GAAP which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, other-than-temporary impairments on securities, and fair value of acquired loans.  Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements include the accounts of Citizens South Banking Corporation, its wholly-owned subsidiary, Citizens South Bank, and the Bank’s wholly-owned subsidiary, Citizens South Financial Services, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain of the prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications were immaterial to the financial statements. Results for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2011.

Note 2 - Recent Accounting Pronouncements

A summary of the accounting policies followed by the Company may be found in Note 1 – Summary of Significant Accounting Policies in the 2010 Annual Report on Form 10-K filed with the SEC.  Updates to the significant accounting policies are made as new or revised accounting pronouncements are made. The following paragraphs update that information.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements , requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) a company should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy is required for us beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010.

ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable.  The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were effective January 1, 2011 and had no significant impact on our financial statements.

ASU No. 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 temporarily delayed the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities.  The effective date will be for interim and annual reporting periods ending after June 15, 2011. Adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:  (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR.   This amendment is effective for us July 1, 2011.  Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, we may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Management is currently evaluating the impact of the adoption of this standard on the Company’s financial statements.

ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This amendment was effective for us January 1, 2011 and had no impact on our financial statements.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to March 31, 2011. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Earnings per Common Share

The Company has presented both basic and diluted earnings per common share (“EPS”).  Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS is calculated by dividing net income (loss) available to common stockholders by the sum of the weighted average number of common shares outstanding for the period and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury method.

The potential common stock of the Company includes stock options and unvested shares issued for the Recognition and Retention Plan (“RRP”) granted to various directors and officers of the Bank and unexercised warrants issued to the US Treasury. For the three month period ended March 31, 2011, the Company has excluded the 777,313 outstanding options and RRPs from the calculation of diluted earnings per share since the Company incurred a loss during the three-month period ending March 31, 2011.  For the three-month period ended March 31, 2010, options to purchase 797,829 shares were excluded from the calculation of diluted earnings per share because the option exercise price exceeded the average closing price of the shares of common stock during the respective period and, accordingly would have been anti-dilutive. All of the warrants had a strike price in excess of the market value of the stock at March 31, 2011 and March 31, 2010, so no warrants were included in the calculation of diluted earnings per share for either period since they would have been anti-dilutive.

The following is a reconciliation of the diluted earnings (loss) per share calculation for the three months ended March 31, 2011 and 2010:

	Three Months
	Ended March 31,
	2011	2010
	(Dollars in thousands, except per share amounts)

Net income (loss) available to common stockholders	$(1,147)	$10,040

Basic EPS	$(0.10)	$1.29

Shares used in the computation of basic EPS:
Weighted average number of shares outstanding	11,491,734	7,786,819

Incremental shares from assumed exercise of stock options and restricted stock	-	-
Weighted average number of shares outstanding - diluted	11,491,734	7,786,819

Diluted EPS	$(0.10)	$1.29

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income. The Company’s other comprehensive income and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investment securities. Information concerning the Company’s total comprehensive income (loss) for the three-month periods ended March 31, 2011 and 2010 is as follows:

	Three Months
	Ended March 31,
	2011	2010
	(Dollars in thousands)

Net income (loss)	$(891)	$10,297

Other comprehensive income:
Investment securities, available for sale:
Unrealized holding gains arising during period	49	253
Tax expense	(19)	(98)
Reclassification for realized gains included in net income	-	(33)
Tax benefit	-	13
Other comprehensive income	30	135
Total comprehensive income (loss)	$(861)	$10,432

Note 5 – Investment Securities

The carrying values and estimated fair values, as well as unrealized gains and losses of investment securities, available for sale and held to maturity as of March 31, 2011 and December 31, 2010, are detailed below:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Gains	Losses	Fair Value
	(Dollars in thousands)
March 31, 2011
Available for sale:
U.S. Government Agency obligations	$19,262	$21	$108	$19,175
Municipal bonds	11,550	22	72	11,500
Mortgage-backed securities	38,567	207	117	38,657
Other securities	1,716	149	80	1,785
Subtotal	71,095	399	377	71,117

Held to maturity:
U.S. Treasury obligations	9,960	-	39	9,921
U.S. Government Agency obligations	8,998	5	118	8,885
Mortgage-backed securities	59,931	712	179	60,464
Other securities	4,000	-	85	3,915
Subtotal	82,889	717	421	83,185

Total at March 31, 2011	$153,984	$1,116	$798	$154,302

		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Gains	Losses	Fair Value
	(Dollars in thousands)
December 31, 2010
Available for sale:
U.S. Government Agency obligations	$19,297	$23	$122	$19,198
Municipal bonds	11,602	40	128	11,514
Mortgage-backed securities	40,655	293	175	40,773
Other securities	2,781	110	68	2,823
Subtotal	74,335	466	493	74,308

Held to maturity:
U.S. Treasury obligations	9,955	-	38	9,917
U.S. Government Agency obligations	8,509	4	129	8,384
Mortgage-backed securities	14,814	641	37	15,418
Other securities	4,000	-	81	3,919
Subtotal	37,278	645	285	37,638

Total at December 31, 2010	$111,613	$1,111	$778	$111,946

From time to time the Company will pledge investment securities as collateral to secure public deposits, repurchase agreements, and other borrowings.  The book value of pledged investment securities was $71.4 million at March 31, 2011, and $67.5 million at December 31, 2010.

The unrealized losses and fair value of the investment securities by investment types segregated between those that have been in a continuous unrealized position for less than twelve months and more than twelve months at March 31, 2011 and December 31, 2010, are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
March 31, 2011
Available for sale:
U.S. Government Agency obligations	$16,061	$108	$-	$-	$16,061	$108
Municipals bonds	6,400	72	-	-	6,400	72
Mortgage-backed securities	10,502	116	104	1	10,606	117
Other securities	166	9	101	71	267	80
Subtotal	33,129	305	205	72	33,334	377

Held to maturity:
U.S. Treasury obligations	9,920	$39	$-	$-	$9,920	$39
U.S. Government Agency obligations	5,882	118	-	-	5,882	118
Municipals bonds	-	-	-	-	-	-
Mortgage-backed securities	30,977	179	-	-	30,977	179
Other securities	3,915	85	-	-	3,915	85
Subtotal	50,694	421	0	0	50,694	421
Total at March 31,2011	$83,823	$726	$205	$72	$84,028	$798

December 31, 2010
Available for sale:
U.S. Government Agency obligations	$18,113	$122	$-	$-	$18,113	$122
Municipals bonds	8,376	128	-	-	8,376	128
Mortgage-backed securities	9,395	174	108	1	9,503	175
Other securities	0	0	104	68	104	68
Subtotal	35,884	424	212	69	36,096	493

Held to maturity:
U.S. Treasury obligations	9,917	$38	$-	$-	$9,917	$38
U.S. Government Agency obligations	5,881	129	-	-	5,881	129
Municipals bonds	-	-	-	-	-	-
Mortgage-backed securities	3,049	37	-	-	3,049	37
Other securities	3,919	81	-	-	3,919	81
Subtotal	22,766	285	0	0	22,766	285
Total at December 30,2010	$58,650	$709	$212	$69	$58,862	$778

Note 6 - Loans

The following is a summary of loans outstanding by category at the periods presented:

	March 31, 2011		December 31, 2010
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)

Real estate:
One-to-four family residential	$140,814	19%	$133,769	18%
Multifamily residential	22,330	3%	23,667	3%
Construction	18,983	3%	20,421	3%
Land and development	85,403	12%	92,724	13%
Other commercial real estate	284,569	39%	286,601	39%
Consumer real estate	114,810	16%	118,021	16%
Total real estate	666,909	92%	675,203	92%
Commercial business	46,253	6%	48,053	7%
Other consumer	11,493	2%	13,254	2%
Total loans	$724,655	100%	$736,510	100%

The Company does not have any significant loan concentrations, other than those reflected in the preceding table.

The Company has loans covered by FDIC loss-share agreements as a result of the acquisition of Bank of Hiawassee loans. The acquired loans, also referred to as “covered loans,” are covered by two loss-share agreements between the FDIC and the Bank, which afford the Bank significant protection against future loan losses.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans and five years for losses and eight years on recoveries on nonresidential loans. At acquisition, the Bank recorded an estimated receivable from the FDIC in the amount of $36.3 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.  New loans made after the acquisition date are not covered by the FDIC loss-share agreements. These covered loans totaled $137.8 million at March 31, 2011.

The following tables present a breakdown of the Company’s non-covered loan portfolio by payment status, covered loans by payment status and total loan portfolio by payment status at March 31, 2011.

March 31, 2011	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Loans on Nonaccrual	Current	Total Outstanding
	(Dollars in thousands)

Not covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$372	$-	$2,373	$106,617	$109,362
Multifamily residential	-	-	-	20,291	20,291
Construction	-	-	72	18,911	18,983
Land and development	186	296	11,036	46,809	58,327
Other commercial real estate	3,984	-	9,637	220,622	234,243
Consumer real estate	1,070	100	909	104,292	106,371
Total real estate	5,612	396	24,027	517,542	547,577
Commercial business	61	-	309	33,650	34,020
Other consumer	19	3	22	5,256	5,300
Total loans not covered by FDIC loss- share agreements	$5,692	$399	$24,358	$556,448	$586,897

March 31, 2011	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Loans on Nonaccrual	Current	Total Outstanding
	(Dollars in thousands)

Covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$2,709	$84	$3,745	$24,914	$31,452
Multifamily residential	-	-	430	1,609	2,039
Construction	-	-	-	-	-
Land and development	212	-	9,486	17,378	27,076
Other commercial real estate	3,358	351	8,840	37,777	50,326
Consumer real estate	323	-	264	7,852	8,439
Total real estate	6,602	435	22,765	89,530	119,332
Commercial business	196	-	1,008	11,029	12,233
Other consumer	206	-	183	5,804	6,193
Total loans covered by FDIC loss-share agreements	$7,004	$435	$23,956	$106,363	$137,758

March 31, 2011	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Loans on Nonaccrual	Current	Total Outstanding
	(Dollars in thousands)

Total loans
Real estate:
One-to-four family residential	$3,081	$84	$6,118	$131,531	$140,814
Multifamily residential	-	-	430	21,900	22,330
Construction	-	-	72	18,911	18,983
Land and development	398	296	20,522	64,187	85,403
Other commercial real estate	7,342	351	18,477	258,399	284,569
Consumer real estate	1,393	100	1,173	112,144	114,810
Total real estate	12,214	831	46,792	607,072	666,909
Commercial business	257	-	1,317	44,679	46,253
Other consumer	225	3	205	11,060	11,493
Total loans	$12,696	$834	$48,314	$662,811	$724,655

The following tables present a breakdown of the Company’s non-covered loan portfolio by payment status, covered loans by payment status and total loan portfolio by payment status at December 31, 2010.

December 31, 2010	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Loans on Nonaccrual	Current	Total Outstanding
	(Dollars in thousands)

Not covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$1,299	$-	$1,864	$97,851	$101,014
Multifamily residential	-	-	-	20,674	20,674
Construction	630	-	14	19,570	20,214
Land and development	2,801	2,000	559	57,527	62,887
Other commercial real estate	7,899	-	9,161	217,423	234,483
Consumer real estate	1,047	-	2,513	105,634	109,194
Total real estate	13,676	2,000	14,111	518,679	548,466
Commercial business	61	-	287	34,645	34,993
Other consumer	50	-	16	5,409	5,475
Total loans not covered by FDIC loss- share agreements	$13,787	$2,000	$14,414	$558,733	$588,934

December 31, 2010	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Loans on Nonaccrual	Current	Total Outstanding
	(Dollars in thousands)

Covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$1,973	$-	$3,468	$27,314	$32,755
Multifamily residential	-	-	-	2,993	2,993
Construction	-	-	49	158	207
Land and development	549	-	9,904	19,385	29,838
Other commercial real estate	2,090	472	9,471	40,084	52,117
Consumer real estate	51	37	213	8,526	8,827
Total real estate	4,663	509	23,105	98,460	126,737
Commercial business	376	17	1,051	11,616	13,060
Other consumer	728	-	860	6,191	7,779
Total loans covered by FDIC loss-share agreements	$5,767	$526	$25,016	$116,267	$147,576

December 31, 2010	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Loans on Nonaccrual	Current	Total Outstanding
	(Dollars in thousands)

Total loans
Real estate:
One-to-four family residential	$3,272	$-	$5,332	$125,165	$133,769
Multifamily residential	-	-	-	23,667	23,667
Construction	630	-	63	19,728	20,421
Land and development	3,350	2,000	10,463	76,912	92,725
Other commercial real estate	9,989	472	18,632	257,507	286,600
Consumer real estate	1,098	37	2,726	114,160	118,021
Total real estate	18,339	2,509	37,216	617,139	675,203
Commercial business	437	17	1,338	46,261	48,053
Other consumer	778	-	876	11,600	13,254
Total loans covered by FDIC loss-share agreements	$19,554	$2,526	$39,430	$675,000	$736,510

The following table details the Company’s impaired loans at March 31, 2011.

	Legal Balance	Write-down	Book Balance
	(Dollars in thousands)

One-to-four family residential	$1,084	$454	$630
Construction	247	22	225
Land and development	12,610	3,573	9,037
Other commercial real estate	11,244	3,693	7,551
Consumer real estate	538	387	151
Total impaired loans	$25,723	$8,129	$17,594

The following table details the Company’s impaired loans at December 31, 2010.

Note 5 - Impaired Loans

	Legal Balance	Write-down	Book Balance	Related Allowance
	(Dollars in thousands)

One-to-four family residential	$964	$200	$764	$-
Land and development	10,982	2,162	8,820	416
Other commercial real estate	9,147	3,022	6,125	-
Consumer real estate	692	486	206	-
Total impaired loans	$21,785	$5,870	$15,915	$416

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debts such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk.  This analysis is performed on a monthly basis.  We use the following definitions for risk ratings: Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date. Substandard -  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Doubtful -  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.  Loans not meeting the criteria above as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  The Company’s portfolio of FDIC-covered loans was not criticized at March 31, 2011 or December 31, 2010, as the loans were marked to fair value at acquisition and have FDIC loss-share agreements for any potential losses. As of March 31, 2011, and December 31, 2010, and based on the most recent analysis performed, the risk category of loans is as follows:

		Criticized Loans
March 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total Outstanding
	(Dollars in thousands)

Real estate:
One-to-four family residential	$107,639	$662	$1,061	$-	$109,362
Multifamily residential	20,020	271	-	-	20,291
Construction	18,686	225	72	-	18,983
Land and development	33,133	8,815	16,312	67	58,327
Other commercial real estate	201,866	9,813	22,564	-	234,243
Consumer real estate	103,626	255	2,409	81	106,371
Total real estate	484,970	20,041	42,418	148	547,577
Commercial business	33,299	408	313	-	34,020
Other consumer	5,264	-	36	-	5,300
Total loans	$523,533	$20,449	$42,767	$148	$586,897

		Criticized Loans
December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total Outstanding
	(Dollars in thousands)

Real estate:
One-to-four family residential	$131,072	$1,167	$1,530	$-	$133,769
Multifamily residential	23,394	273	-	-	23,667
Construction	18,488	1,933	-	-	20,421
Land and development	66,104	10,533	16,012	75	92,724
Other commercial real estate	257,770	7,882	20,949	-	286,601
Consumer real estate	113,036	1,327	3,523	135	118,021
Total real estate	609,864	23,115	42,014	210	675,203
Commercial business	47,423	376	254	-	48,053
Other consumer	11,200	-	2,054	-	13,254
Total loans	$668,487	$23,491	$44,322	$210	$736,510

The loans in process of settlement totaled $1.3 million at March 31, 2011, and $4.0 million at December 31, 2010.

Note 7 - Allowance for Loan Losses

The Company has established a systematic methodology for determining the allowance for loan losses.  This methodology is set forth in a formal policy and considers all non-covered loans in the portfolio.  Loans totaling $137.8 million that are covered under the FDIC loss-share agreements are not included in the Company’s evaluation of the adequacy of loan loss allowances since potential losses are covered up to at least 80% by the FDIC.  These covered loans were recorded at their estimated fair value at the time of the acquisition, resulting in a discount of $46.7 million, or 20.3%, of their contractual balance at the time of the acquisition.  The Company evaluates impairment of its non-covered residential mortgage and consumer loans on a collective basis, while non-covered commercial and construction loans are evaluated individually for impairment.  The Company identifies a non-covered loan as impaired when it is probable that principal and interest will not be collected according to the contractual terms of the loan agreement.

Specific allowances or principal write-downs are established for certain individual non-covered loans that management considers impaired.  These loans are detailed in Note 6 – Loans of this report.  The remainder of the portfolio of non-covered loans is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of March 31, 2011, the allowance for loan losses was $12.0 million, or 2.05% of total non-covered loans.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining non-covered loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

A reconciliation of the allowance for loan losses is as follows:

		Three Months
		Ended March 31,
		2011	2010
		(Dollars in thousands)

Balance - Beginning of period		$11,924	$9,189
Add:	Provision for loan losses	3,000	3,050
	Loan recoveries	118	50
Less:	Loan charge-offs	3,036	3,059
Balance - End of period		$12,006	$9,230

Note 8 – Deposits

Deposit balances are detailed by category as follows for the respective periods:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)

Noninterest-bearing demand	$78,342	$70,056
Interest-bearing demand	169,482	172,414
Money market deposit	142,307	142,538
Savings	17,565	17,004
Time deposits	425,107	448,444
Total deposits	$832,803	$850,456

Note 9 – Commitments

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

Commitments to extend credit that include both fixed and variable rates at the respective periods are as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)

Loan commitments
Residential mortgage loans	$16,841	$14,530
Non-residential mortgage loans	5,225	2,500
Commercial loans	545	731
Consumer loans	1,053	765
Total loan commitments	$23,664	$18,526

Unused lines of credit
Commercial	$14,909	$13,000
Consumer	75,963	73,655
Total unused lines of credit	$90,872	$86,655

Undisbursed Construction Loan Proceeds	$1,088	$524

Note 10 – Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company has not elected the fair value option for liabilities.  Investment securities, available for sale, are recorded at fair value on a recurring basis.  Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate owned.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting for these other assets.

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

Investment Securities – Investment securities available for sale are recorded at fair value on at least a monthly basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 fair value is used for those securities traded on an active exchange, U.S. Treasury securities that are traded by brokers or dealers in an active over-the-counter market, and money market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds, and corporate debt securities.  Securities valued using Level 3 include equity securities that are not traded on an active exchange, investments in closely held subsidiaries, and asset-backed securities traded in less liquid markets.

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as being impaired, management measures the impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 825-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When an observable market price is not available or when management makes assumptions that impact the fair value of the collateral, such as estimated disposition or holding costs, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2. When an observable market price is not available, or when management makes assumptions that impact the fair value of the collateral, such as estimated disposition or holding costs, the Company records the impaired loan as nonrecurring Level 3.

Assets Recorded at Fair Value on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2011
Investment securities, available for sale	$-	$69,733	$1,384	$71,117
Investment securities, held for sale	9,960	72,929	-	82,889
Investment securities, rabbi trusts	-	280	-	280

December 31, 2010
Investment securities, available for sale	$-	$71,285	$3,023	$74,308
Investment securities, held for sale	9,955	27,323	-	37,278
Investment securities, rabbi trusts	-	731	-	731

Assets Recorded at Fair Value on a Nonrecurring Basis:

March 31, 2011
Presold loans in process of settlement	$-	$1,255	$-	$1,255
Impaired loans	-	-	17,594	17,594
Other real estate owned	-	-	16,584	16,584

December 31, 2010
Presold loans in process of settlement	$-	$4,034	$-	$4,034
Impaired loans	-	-	15,916	15,916
Other real estate owned	-	-	14,652	14,652

Note 11 - Fair Value of Financial Instruments

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

Fair value for demand deposit accounts and interest-bearing deposit accounts with no fixed maturity is equal to the carrying value.  Certificate of deposit fair values are estimated by discounting cash flows from expected maturities using interest rates currently being offered for similar instruments with comparable terms. Fair value approximates book value for short-term repurchase agreements.  For borrowed money, fair value is calculated based on discounted cash flows using current interest rates.

At March 31, 2011 and December 31, 2010, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business.  Fair values of these commitments are based on fees currently charged for similar instruments.  At March 31, 2011 and December 31, 2010, the carrying amounts and fair values of these off-balance sheet financial instruments were immaterial.

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

The estimated fair values of financial instruments at the respective dates were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$10,398	$10,398	$15,110	$15,110
Interest-earning bank balances	57,359	57,359	105,789	105,789
Investment securities	154,006	154,302	111,586	111,946
Federal Home Loan Bank stock	5,715	5,715	5,715	5,715
Presold loans in process of settlement	1,255	1,255	4,034	4,034
Net loans receivable	724,655	740,848	736,510	751,219
Accrued interest receivable	2,829	2,829	3,001	3,001
Bank-owned life insurance	18,386	18,386	18,230	18,230

Financial liabilities:
Demand deposits	247,824	247,824	242,470	242,470
Money market accounts	142,307	142,307	142,538	142,538
Savings	17,565	17,565	17,004	17,004
Time deposits	425,107	427,982	448,444	451,853
Securities sold under repurchase agreements	11,389	11,389	9,432	9,432
Borrowed money	96,257	103,618	101,246	109,092

Note 12 – Subsequent Events

FDIC-Assisted Acquisition.  On April 15, 2011, Citizens South Bank executed a Purchase and Assumption Agreement with the FDIC to acquire substantially all of the assets and assume substantially all of the liabilities of New Horizons Bank, which was headquartered in its one office located in East Ellijay, Georgia.  With this transaction, the Bank now has 21 full-service offices and has increased assets to over $1.1 billion.

 Under the terms of the transaction, the Bank acquired $107.6 million in assets, including $76.1 million in loans, and assumed $101.9 million in deposits.  Substantially all of the acquired loans are covered by two loss-share agreements between the FDIC and the Bank (also referred to as “covered loans”).  Under these loss-share agreements the FDIC will cover 80% of net losses of any covered loan or covered other real estate owned property. Management is currently working with a third party to determine the fair value of the acquired assets and assumed liabilities.  Based on preliminary results, the Company expects that this transaction will result in a $2.9 million gain on acquisition and will add from $0.04 to $0.05 in additional annualized earnings per share after integration.

Dividend Declaration.  On April 25, 2011, the Board of Directors of the Company approved and declared a regular cash dividend of one cent ($0.01) per share of common stock to stockholders of record as of May 9, 2011, payable on May 23, 2011. The Company has paid cash dividends in each of the 52 quarters since the Company’s conversion to public ownership.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the Company’s financial condition, results of operations and business of the Company and the Bank.  These statements are based on assumptions and estimates with respect to future business strategies and decisions that are subject to change based on changes in the economic and competitive environment in which we operate.  Such forward- looking statements can be identified by the use of words such as  “may,” “would,” “could,” “will,” “expect,” “believe,” “estimate,” “intend,” and “plan,” as well as similar expressions. Such statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control.  A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.   Factors that could cause such a difference include, but are not limited to, 1) the timing and amount of revenues that may be recognized by the Company, 2) changes in local or national economic trends, 3) increased competition among depository and financial institutions, 4) continuation of current revenue and expense trends (including trends affecting charge-offs and provisions for loan losses), 5) changes in interest rates and the shape of the yield curve, and 6) adverse legal, regulatory or accounting changes and other risk factors described under Item 1A. “Risk Factors” of the Company’s 2010 Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission.  Forward-looking statements speak only as of the date they are made and the Company is under no duty to update these forward-looking statements.

Executive Summary

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

Citizens South Bank was chartered in 1904 and currently operates as a federally chartered savings bank. The Bank is headquartered in Gastonia, North Carolina, which is located approximately 20 miles west of Charlotte, North Carolina.  The Bank’s executive office is located at 519 South New Hope Road, P.O. Box 2249, Gastonia, North Carolina 28053-2249 and its telephone number is (704) 868-5200. The Company also maintains a website at www.citizenssouth.com that includes important information on our Bank, including a list of our products and services, branch locations and current financial information.  Information on our website should not be considered a part of this interim report.

The Bank provides a full range of retail products, commercial banking services, and mortgage lending services to local customers through our 21 branch offices located in North Carolina, South Carolina, and Georgia.  Our primary banking activities include the acceptance of deposits and the origination of loans.  We offer retail deposit products such as checking, savings, NOW, and money market accounts, as well as time deposits and individual retirement accounts.  For business customers, the Bank offers commercial analysis deposit accounts, business checking accounts, and repurchase agreements (also called securities sold under agreement to repurchase).  The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with our Bank. The Bank also offers a wide variety of consumer and commercial loans including business loans, real estate loans, residential loans and consumer loans.  We offer consumer and business credit cards, debit cards, commercial letters of credit, safe deposit box rentals, and electronic funds transfer services, including automated clearing house, or ACH, and wire transfers.  In addition, the Bank offers online banking, remote deposit capture, cash management, bank-by-phone capabilities, and ATM services.   The Bank also acts as a broker in the sale of uninsured financial products.

The following discussion is provided to assist in understanding and evaluating the Company’s results of operations and financial condition and is designed to provide a general overview of the Company’s performance for the three-month periods ended March 31, 2011 and 2011.  Readers seeking a more in-depth analysis should read the detailed discussions below, as well as the consolidated financial statements and related notes.  Financial highlights for the comparable periods are presented in the following table.

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2011	2010
	March 31	December 31	September 30	June 30	March 31
(Dollars in thousands, except per share data)

Summary of Operations:
Interest income - taxable equivalent	$10,457	$11,055	$11,675	$12,308	$9,210
Interest expense	2,855	3,411	3,790	4,083	3,393
Net interest income - taxable equivalent	7,602	7,644	7,885	8,225	5,817
Less: Taxable-equivalent adjustment	70	70	79	114	98
Net interest income	7,532	7,574	7,806	8,111	5,719
Provision for loan losses	3,000	5,000	3,000	3,000	3,050
Net interest income after loan loss provision	4,532	2,574	4,806	5,111	2,669
Noninterest income	1,478	2,274	2,290	2,415	20,185
Noninterest expense	7,672	7,918	7,781	7,279	6,356
Net income (loss) before income taxes	(1,662)	(3,070)	(685)	247	16,498
Income tax expense (benefit)	(771)	(1,331)	(413)	(108)	6,201
Net income (loss)	(891)	(1,739)	(272)	355	10,297
Dividends on preferred stock	256	256	256	257	257
Net income (loss) available to common shareholders	$(1,147)	$(1,995)	$(528)	$98	$10,040

Per Common Share Data:
Net income:
Basic	$(0.10)	$(0.18)	$(0.05)	$0.01	$1.29
Diluted	(0.10)	(0.18)	(0.05)	0.01	1.29
Weighted average shares outstanding:
Basic	11,491,734	11,173,174	10,844,386	9,077,042	7,786,819
Diluted	11,491,734	11,173,174	10,844,386	9,077,042	7,786,819
End of period shares outstanding	11,508,750	11,508,750	10,964,146	10,965,941	9,125,942
Cash dividends declared	$0.01	$0.01	$0.04	$0.04	$0.04
Book value	6.22	6.32	6.86	6.91	7.39
Tangible book value	6.09	6.17	6.70	6.73	7.16

Selected End of Period Balances:
Total assets	$1,041,444	$1,064,487	$1,087,558	$1,077,431	$1,132,652
Loans, net	724,655	736,510	754,740	776,234	787,643
Investment securities	154,006	111,586	87,255	97,678	100,161
Deposits	832,803	850,456	865,786	853,526	884,127
Shareholders' equity	92,276	93,443	95,682	96,410	96,390

Selected Quarterly Average Balances:
Total assets	$1,053,747	$1,075,338	$1,080,680	$1,105,788	$873,418
Loans, net	726,346	747,054	767,381	780,209	599,826
Investment securities	135,645	100,691	91,361	100,501	89,020
Deposits	841,387	853,185	853,902	859,408	614,007
Shareholders' equity	93,533	94,761	96,258	96,282	78,292

Selected Financial Performance Ratios (annualized):
Return on average assets	-0.44%	-0.74%	-0.20%	0.04%	4.66%
Return on average common equity	-6.39%	-10.68%	-2.77%	0.56%	73.21%
Noninterest income to average total assets (1)	0.56%	0.85%	0.85%	0.87%	9.24%
Noninterest expense to average total assets (2)	2.91%	2.95%	2.88%	2.63%	2.91%
Efficiency ratio (1) (2)	84.49%	79.83%	76.47%	68.41%	24.44%

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2011	2010
	March 31	December 31	September 30	June 30	March 31
(Dollars in thousands, except per share data)

Net Interest Margin (annualized):
Yield on earning assets	4.62%	4.68%	4.91%	4.96%	5.02%
Cost of funds	1.32%	1.51%	1.66%	1.72%	2.01%
Net Interest spread	3.30%	3.17%	3.25%	3.24%	3.01%
Net interest margin (taxable equivalent)	3.42%	3.25%	3.42%	3.48%	3.22%

Credit Quality Information and Ratios:
Past due loans (30-89 days) accruing - non-covered	$5,692	$13,787	$6,602	$10,145	$7,003
Past due loans - non-covered to total non-covered loans	0.97%	2.34%	1.11%	1.68%	1.15%

Past due loans (30-89 days) accruing - covered by FDIC loss- share (3)	$7,006	$5,767	$8,701	$5,257	$11,030
Past due loans - covered to total covered loans	5.09%	3.91%	5.43%	3.07%	6.09%

Allowance for loan losses - beginning of period	$11,924	$10,752	$9,796	$9,230	$9,189
Add: Provision for loan losses	3,000	5,000	3,000	3,000	3,050
Less: Net charge-offs	2,918	3,828	2,044	2,433	3,009
Allowance for loan losses - end of period	12,006	11,924	10,752	9,797	9,230

Allowance for loan losses to total non-covered loans	2.05%	2.02%	1.81%	1.62%	1.52%
Net charge-offs to average non-covered loans (annualized)	1.99%	2.59%	1.36%	1.61%	1.98%
Nonperforming non-covered loans to non-covered loans	4.15%	2.79%	3.33%	2.15%	2.26%
Nonperforming non-covered assets to total assets	3.15%	2.26%	2.61%	1.97%	1.78%
Nonperforming non-covered assets to total non-covered loans and other real estate owned	5.51%	4.03%	4.71%	3.46%	3.30%

Nonperforming Assets:
Nonperforming non-covered loans:
One-to-four family residential	$2,373	$1,864	$2,068	$1,646	$1,618
Construction	72	14	163	896	443
Acquisition and development	4,675	2,560	340	691	2,890
Commercial land	4,653	4,360	5,034	3,252	6,148
Other commercial real estate	9,636	4,800	9,566	4,127	1,422
Commercial business	309	287	720	742	131
Consumer	2,639	2,529	1,930	1,652	1,083
Total nonperforming non-covered loans	24,357	16,414	19,821	13,006	13,735
Total nonperforming loans covered by FDIC loss-share (4)	24,391	25,541	22,416	24,924	18,148
Other real estate owned - non-covered	8,463	7,650	8,557	8,239	6,462
Other real estate owned - covered by FDIC loss-share	8,121	7,002	3,183	2,343	933
Total nonperforming assets	$65,332	$56,607	$53,977	$48,512	$39,278

Capital Ratios:
Tangible common equity	6.73%	6.69%	6.74%	6.86%	5.78%
Total Risk-Based Capital (Bank only)	16.70%	16.80%	16.83%	16.78%	15.53%
Tier 1 Risk-Based Capital (Bank only)	15.44%	15.54%	15.58%	15.52%	14.47%
Tier 1 Total Capital (Bank only)	9.89%	9.74%	9.58%	9.74%	9.18%

(1)
Includes the gain on acquisition of Bank of Hiawassee of $18.7 million for the quarter ended March 31, 2010.  Subsequent adjustments in the amounts of $605,000, $193,000, $148,000 and ($255,000) were made for the quarters ended June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2011, respectively.

(2)
Includes acquisition and integration expenses of $787,000, $94,000, $141,000, $42,000 and $45,000 for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2011, respectively.

(3)
The contractual balance of past due loans covered by  FDIC loss-share agreements totaled $13.8 million, $6.4 million, $14.8 million, $7.0 million and $7.7 million at March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2011, respectively.

(4)
The contractual balance of nonperforming loans covered by  FDIC loss-share agreements totaled $29.0 million, $35.4 million, $29.1 million, $31.2 million and $28.7 million at March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2011 respectively.

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

Allowance for Loan Losses. The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses inherent in the Bank’s portfolio at the measurement date.  Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective, as it requires an estimate of the loss for each type of loan and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of the collateral. Management has established a systematic method for periodically evaluating the credit quality of the loan portfolio in order to establish an allowance for loan losses.  The methodology is consistently applied, set forth in a formal policy and includes a review of all loans in the portfolio on which full collectability may or may not be reasonably assured.  Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectability.  Specific allowances or principal write-downs are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis.  We increase our allowance for loan losses by charging provisions for loan losses against our current period income.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

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

Fair Value of Acquired Loans. The initial fair value of loans acquired in the March 19, 2010, FDIC-assisted acquisition of Bank of Hiawassee and the related FDIC loss-share receivable involved a high degree of judgment and complexity.  The carrying value of the acquired loans and the FDIC receivable reflect management’s best estimate based on information available at the time of the acquisition.  The amount we actually receive on these loans could differ materially from the carrying value reflected in the financial statements based upon the timing and collections on the acquired loans in the future.  To the extent that actual values realized for the acquired loans are different from the initial estimates, the FDIC loss-share receivable will generally be impacted in an offsetting manner due to the nature of the FDIC loss-share agreements.  On April 15, 2011, the Bank acquired New Horizons Bank in an FDIC-assisted transaction.  The initial fair value of these newly acquired loans and the related FDIC loss-share receivable will also involve a high degree of judgment and complexity.

Comparison of Financial Condition for the Periods Ended March 31, 2011 and December 31, 2010

Assets.  Total assets of the Company decreased by $23.0 million, or 2.2%, from $1.1 billion at December 31, 2010, to $1.0 billion at March 31, 2011.  This decrease was primarily due to a reduction of excess liquidity that was used to fund maturing time deposits.

Total cash and cash equivalents, which include cash and due from banks and interest-earning bank balances, decreased by $53.1 million, or 44.0%, from $120.9 million at December 31, 2010, to $67.8 million at March 31, 2011. This decrease in cash and cash equivalents was primarily attributable to the purchase of $48.7 million of investment securities and the funding of $26.3 million of maturing time deposits during the three-month period.  The Company’s excess liquidity was held in the Company’s account with the Federal Reserve Bank.  Management expects that a portion of these low-yielding bank deposits will be invested in higher-yielding loans and investments over the next several quarters.

During the three-month period ended March 31, 2011, loans receivable decreased by $11.9 million, or 1.6%, to $724.7 million at March 31, 2011.  This decrease in loans was primarily due to the Company’s continuing efforts to reduce exposures in its construction, residential acquisition and development, and non-owner occupied commercial real estate portfolios coupled with reduced loan demand. The Company remains focused on originating owner-occupied commercial real estate loans, commercial business loans, residential loans, and consumer loans to qualified borrowers.

A majority of the Company’s loans are to borrowers that are located in the Charlotte region.  While the economy in the Charlotte region has generally outperformed most other large metropolitan areas of the country during the ongoing economic slowdown, the economy in the Charlotte region remains sluggish.  However, the Company’s loan production has improved from $24.3 million during the first three months of 2010 to $29.4 million during the first three months of 2011.  The Company’s expansion into the North Georgia market will allow us to geographically diversify our loan portfolio.  Although the North Georgia market has sustained significant decreases in real estate values over the past two and a half years, management believes that when economic conditions normalize, this new market will be able to provide additional loan growth for the Company. While continued economic slowdowns in the local markets that we serve would have a negative impact on the Company’s ability to generate loan growth, management will seek to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even in the current economic condition.

During the three-month period ended March 31, 2011, investment securities increased by $42.4 million, or 38.0%, to $154.0 million.  The increase was due to the purchase of $48.7 million in investment securities, held to maturity.  These investment securities were primarily U.S. Government agency mortgage-backed securities that provide for monthly cash flow that can be reinvested in higher-yielding loans when loan demand strengthens. During the three-month period ended March 31, 2011, the Company sold $1.0 million of investment securities and experienced normal maturities and principal amortization of $5.3 million. The investment security that was sold during the period was a subordinated debenture that had previously been determined to have an other-than-temporary impairment due to credit concerns relating to the issuer.  The Company has no further exposure to this issuer.  Management expects the investment portfolio to increase as a percentage of total assets over the next 12 months as the Bank’s excess liquidity is invested in higher-yielding assets.

Other real estate owned, which includes all properties acquired by the Company through foreclosure, totaled $16.6 million at March 31, 2011, compared to $14.7 million at December 31, 2010.   Of the $16.6 million in other real estate owned at March 31, 2011, $8.1 million is covered by FDIC loss-share agreements.  The remaining $8.5 million of non-covered other real estate owned is comprised of $1.1 million of one-to-four family residential dwellings, $894,000 of commercial real estate, and $6.5 million of developed residential lots and undeveloped land.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition and are located in the Bank’s primary lending area.  Management will continue to aggressively market foreclosed properties for a timely disposition.

During the first quarter of 2011, premises and equipment decreased by $198,000, or 0.8%, to $23.6 million.  This decrease was primarily due to normal depreciation of $322,000 on the Company’s premises and equipment.  This depreciation was partly offset by the purchase of $125,000 in furniture and equipment during the quarter.  In the second quarter of 2011, the Company plans to consolidate the operations of its supermarket store branch with its Hiawassee full-service branch office.  These two offices are located on the same street, so customer interruption is expected to be minimal.

Liabilities. Total liabilities decreased by $21.8 million, or 2.3%, from $971.0 million at December 31, 2010, to $949.2 million at March 31, 2011.  This decrease was primarily due to a reduction of time deposits during the three-month period.

During the first three months of 2011, total deposits decreased by $17.7 million, or 2.1%, to $832.8 million at March 31, 2011. The change in deposits was primarily due to a $26.3 million decrease in time deposits during the quarter.  The decrease in time deposits was partly due in the maturity of $4.8 million of out-of-market internet deposits that were not renewed.  The remaining internet deposits totaled $1.8 million at March 31, 2011.  In addition, management has focused on increasing deposits by building customer relationships and typically avoided growing deposits by offering the highest rates in the market, especially for single product customers.

Total core deposits increased by $8.7 million, or 2.2%, to $410.7 million at March 31, 2011.  This core deposit growth included an $8.3 million increase in non-interest bearing demand deposits, a $2.8 million increase in money market accounts, and a $561,000 increase in savings accounts.   We believe our core deposit growth was partly due to a flight to safety as funds moved from weaker financial institutions as well as a continued emphasis on increasing the Company’s retail and business customers through employee incentive plans and enhanced treasury service products.

During the first quarter of 2011 borrowed money decreased by $5.0 million, or 4.9%, to $96.2 million at March 31, 2011.  This decrease was primarily due to the maturity of $5.0 million of Federal Home Loan Bank advances during the period.  The Company plans to use excess liquidity to repay these borrowings as they mature.  From time to time additional borrowed money may be used to fund additional loan growth, or to purchase investment securities.

Shareholders’ Equity.  Total shareholders’ equity decreased by $1.2 million, or 1.3%, from $93.4 million at December 31, 2010, to $92.3 million at March 31, 2011.  This decrease was primarily due the net loss of $891,000 during the quarter and the payment of $114,000 in cash dividends on common stock and $256,000 in cash dividends on preferred stock.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

General.  Net loss available to common stockholders for the three months ended March 31, 2011, amounted to $1.1 million, or ($0.10) per diluted share, as compared to net income available to common stockholders of $10.0 million, or $1.29 per diluted share, for the three months ended March 31, 2010.  This change was largely related to the acquisition of Bank of Hiawassee which contributed to an $18.7 million pre-tax gain on the acquisition of Bank of Hiawassee for the three month period ended March 31, 2010.

Net interest income.  Net interest income increased by $1.8 million, or 31.7%, to $7.5 million for the first quarter of 2011 as compared to $5.7 million for the first quarter of 2010. The Company’s net interest margin increased by 20 basis points to 3.42% for the quarter ended March 31, 2011, compared to 3.22% for the quarter ended March 31, 2010.  This increase in the net interest margin was primarily the result of the cost of funds falling at a faster rate than the yield on assets.

Interest income increased by $1.3 million, or 14.0%, to $10.4 million for the first quarter of 2011.  This increase was primarily due to a $170.0 million increase in average interest-earning assets during the comparable quarters to $902.1 million for the first quarter of 2011.  This increase was largely due to the acquisition of Bank of Hiawassee on March 19, 2010.  The positive effect of the increase in interest-earning assets was partly offset by a 40 basis point decrease in the average yield on earning assets during the respective periods to 4.62% for the quarter ended March 31, 2011. The decrease in yield was largely due to lower market rates and higher levels of lower-yielding liquid assets held during the first quarter of 2011.

Interest expense decreased by $538,000, or 15.9%, for the comparable periods to $2.9 million for the first quarter of 2011.  This decrease in interest expense was largely due to lower market interest rates, which resulted in a 69 basis point decrease in the average cost of funds to 1.32% for the quarter ended March

31, 2011.  The decrease in cost of funds offset the $206.1 million increase in the average interest-bearing liabilities to $878.5 million for the first quarter of 2011.  This change included a $205.8 million increase in average interest-bearing deposits and a $267,000 increase in average borrowings, largely due to the acquisition.

Provision for loan losses.  Due to continued weakness in the local economy and an increase in nonperforming assets, the Company’s provision for loan losses amounted to $3.0 million for the first quarter of 2011 compared to $3.1 million for the first quarter of 2010.  As a result, the allowance for loan losses was $12.0 million, or 2.05% of total non-covered loans, as of March 31, 2011, compared to $9.2 million, or 1.52% of total non-covered loans, as of March 31, 2010.  While the Company’s credit quality continues to compare favorably with Southeast peer banks, the continued decline in local economic conditions has resulted in an upward trend in the Company’s level of nonperforming loans. The Company’s ratio of nonperforming non-covered assets to total assets increased from 1.78% at March 31, 2010, to 3.19% at March 31, 2011. A substantial portion of the Company’s nonperforming non-covered loans at March 31, 2011, was secured by real estate located in the Company’s normal lending market.  Net chargeoffs of non-covered loans totaled $2.9 million, or 1.99% of average non-covered loans annualized, during the first quarter of 2011 compared to $2.9 million, or 1.98% of average non-covered loans annualized, during the first quarter of 2010. Management expects that the Company will continue to experience larger than normal loan loss provisions for the next several quarters.

Noninterest income.  Noninterest income decreased by $18.7 million to $1.5 million for the three months ended March 31, 2011, as compared to $20.2 million for the three months ended March 31, 2010. The primary reason for the decrease was the $18.7 million gain from the acquisition of Bank of Hiawassee in the first quarter of 2010.  The following table presents the detail for the three-month periods ending March 31, 2011, and March 31, 2010.

	Three Months Ended
	March 31, 2011	March 31, 2010	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$957	$799	$158
Mortgage banking income	237	210	27
Commissions on sales of financial products	67	118	(51)
Income from bank-owned life insurance	182	189	(7)
Gain (loss) from acquisition	(255)	18,733	(18,988)
Gain on sale of investments, available for sale	-	33	(33)
Gain (loss) on sale of other assets	12	(62)	74
Other income	278	165	113
Total noninterest income	$1,478	$20,185	$(18,707)

Most of the increases in noninterest income were largely attributable to the acquisition of Bank of Hiawassee.  Service charges on deposit accounts were higher due to the increased number of demand deposit accounts which generate monthly service charges and non-sufficient (“NSFs”) funds fees on overdrafts. However, legislation limiting the assessment of NSF fees from overdrafts generated from debit cards in 2010 has had an adverse impact on fee income on deposit accounts.  However, the Company has successfully worked to lessen the negative impact of this legislation by asking customers to “opt-in” to allowing overdrafts on their debit cards.  Mortgage banking income was higher in the first quarter of 2011 due to increased origination activity arising from decreases in long-term residential loan interest rates in 2011. Commissions on sales of financial products were lower in 2011 largely due to decreased activity and reduced staffing.  Income from bank-owned life insurance decreased slightly due to lower market rates.  The gain on acquisition in the first quarter of 2010 was the initial $18.7 million gain that was booked at acquisition.

This gain may be adjusted for a period of up to one year from the acquisition date as additional information about the fair value of the assets acquired and liabilities assumed is received. As such, the gain was adjusted lower during the first quarter of 2011.  No further adjustments to the gain on acquisition are expected since we have now passed the one year anniversary of the acquisition.  The gain on sale of investments was lower during the first quarter of 2011, due to the fact that there were fewer investments sold at a gain as compared to the first quarter of 2010.  During the first quarter of 2011, the Company sold $1.0 million in investment securities compared to the sale of $9.4 million in investment securities during the first quarter of 2010.  The gain on sale of other assets was higher due to losses from sale of foreclosed properties recognized during the first quarter of 2010.  Other income increased primarily due an increase in rental income on other real estate owned, increased safe deposit box rental income, and other miscellaneous items.

Noninterest expense.  Noninterest expense increased by $1.3 million, or 20.7%, to $7.7 million for the quarter ended March 31, 2011.  The following table presents the detail of noninterest expense for the three-month periods ending March 31, 2011 and March 31, 2010.

	Three Months Ended
	March 31, 2011	March 31, 2010	Variance
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$3,648	$2,643	$1,005
Occupancy and equipment	828	683	145
Office supplies	70	41	29
Advertising and business development	54	57	(3)
Professional services	253	234	19
Telephone and communications	97	72	25
Data processing	183	140	43
Deposit insurance	334	260	74
Amortization of intangible assets	139	65	74
Valuation adjustment on other real estate owned	509	484	25
Acquisition and integration expenses	45	787	(742)
Other expenses	1,512	890	622
Total noninterest expense	$7,672	$6,356	$1,316

The primary reason for the increases in noninterest expense was the acquisition and integration of Bank of Hiawassee, which extended the Company’s geographic footprint to North Georgia, added five full-service offices, and added $229.9 million of loans covered by FDIC loss-share agreements.  Compensation and benefits increased due to the increased number of employees resulting from the Bank of Hiawassee acquisition. These additional employees primarily included branch personnel, troubled asset officers, FDIC loss-share specialists and other support positions.  Occupancy and equipment expense also increased due to the acquisition of Bank of Hiawassee which added five branch offices (four owned and one leased) and an operations center.  The Company purchased the existing owned branch offices and related equipment from the FDIC in 2010.  However, the Company did not purchase the operations center, which was vacated in the third quarter of 2010. Increases in office supplies, professional services, telephone and communications, data processing, and deposit insurance were directly related to the additional offices, personnel and customers that resulted from the acquisition. Amortization of intangible assets was higher due to the amortization expense related to the $1.6 million core deposit intangible that was created as a result of the acquisition.  This intangible asset is being amortized over an eight-year period using the accelerated method.  The increased number of foreclosed properties and the lower real estate values resulted in the increased valuation adjustment on other real estate owned.  Acquisition and integration expenses were lower since a large portion of the conversion and integration expenses were incurred in 2010.  Other expenses increased primarily as a result of higher collection costs and expenses associated with the Company’s other real estate owned.  These expenses include the payment of attorney fees, delinquent taxes, insurance, and maintenance.

Income taxes.  The Company recognized an income tax benefit of $771,000 for the quarter ended March 31, 2011, compared to a tax expense of $6.2 million for the quarter ended March 31, 2010.  The decrease in the tax expense was due to the pre-tax loss in the first quarter of 2011 compared to the pre-tax income in the first quarter of 2010.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  As of March 31, 2011, the Company’s cash and cash equivalents totaled $67.8 million.  Of this amount, $55.3 million was held in the Company’s account with the Federal Reserve Bank.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $89.5 million available to draw from its line of credit with the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies, or Government Sponsored Enterprises) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $16.0 million available from an unsecured federal funds accommodation with Pacific Coast Bankers Bank (“PCBB”).  PCBB is the Company’s primary correspondent bank. The federal funds facility is available through June 30, 2011, and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this facility are generally repaid on a daily basis at a rate determined by PCBB based on their marginal cost of funds.  Advances are limited to not more than 10 consecutive days at a time.  The Company also has an unsecured federal funds accommodation with CenterState Bank of Florida in the amount of $5.0 million.  The credit facility, which is used to fund short-term liquidity needs, may be terminated at any time and may not be outstanding for more than 14 consecutive days.   The Company may also solicit brokered deposits for providing funds for asset growth.  As of March 31, 2011, the Company had no outstanding brokered deposits and $1.8 million of internet deposits that were assumed from the acquisition of Bank of Hiawassee.  These internet deposits have not been renewed at maturity. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At March 31, 2011, the Company had loan commitments of $23.7 million, unused lines of credit of $90.9 million, and undisbursed construction loan proceeds of $1.1 million.  See Note 9 – Commitments for additional details. The Company also has various leases in place to provide office space for four full-service offices and one in-store office.  The cost of these leases for 2010 was $614,000.  Management does not expect any material changes in the amount of the leases over the next five years. Short-term borrowings totaled $13.4 million at March 31, 2011.  These short-term borrowings consisted of $11.4 million of daily securities sold under repurchase agreements and $2.0 million of FHLB advances that mature over the next 12 months. The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing. The Company believes that given its current level of internal and external sources of liquidity, it has adequate resources to fund loan commitments and lines of credit, repay short-term borrowing if necessary, and any fund any other normal obligations that may arise in the near future.

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

The Bank’s actual capital levels and regulatory capital ratios as of March 31, 2011, are presented in the following table.

			Minimum Requirements to
	Actual		be Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	$111,007	16.70%	$66,477	10.00%
Tier 1 capital (to risk-weighted assets)	102,628	15.44%	39,886	6.00%
Tier 1 capital (to adjusted total assets)	102,628	9.89%	51,877	5.00%
Tangible capital (to adjusted total assets)	102,628	9.89%	31,126	3.00%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s asset/liability management strategies or interest rate position that were described in Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any common stock during the quarter ended March 31, 2011.

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

Citizens South Banking Corporation

Date: May 13, 2011	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: May 13, 2011	By:	/s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer