Form 10-Q
period 2011-06-30
CITIZENS SOUTH BANKING CORP
filed 2011-08-15
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [ ]   No [x]

As of August 15, 2011, there were 11,506,324 shares outstanding of the Registrant’s common stock, $0.01 par value.

Citizens South Banking Corporation

Part I.   Financial Information
Item 1.  Financial Statements

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011	December 31, 2010*
(Dollars in thousands, except share and per share data)	(unaudited)

ASSETS
Cash and cash equivalents:
Cash and noninterest-bearing deposits	$10,868	$15,110
Interest-earning deposits	78,469	105,789
Cash and cash equivalents	89,337	120,899
Investment securities available for sale, at fair value (amortized cost of $76,080 and $74,335 at June 30, 2011 and December 31, 2010, respectively) $76,080 and $74,335 at June 30, 2011 and December 31, 2010, respectively)	76,930	74,308
Investment securities held to maturity, at amortized cost (fair value of $81,003 and $37,638 at June 30, 2011 and December 31, 2010, respectively)	79,398	37,278
Federal Home Loan Bank stock, at cost	5,635	5,715
Presold loans in process of settlement	2,109	4,034
Loans:
Covered by FDIC loss-share agreements	177,047	147,576
Not covered by FDIC loss-share agreements	573,603	588,934
Allowance for loan losses	(12,742)	(11,924)
Loans, net	737,908	724,586
Other real estate owned	24,803	14,652
Premises and equipment, net	25,233	23,785
FDIC loss share receivable	43,424	24,848
Accrued interest receivable	3,076	3,001
Bank-owned life insurance	18,654	18,230
Intangible assets	1,636	1,690
Other assets	9,850	11,461
Total assets	$1,117,993	$1,064,487

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$904,578	$850,456
Securities sold under repurchase agreements	11,890	9,432
Borrowed money	96,121	101,246
Other liabilities	10,633	9,910
Total liabilities	1,023,222	971,044

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 1,000,000 shares; Issued and outstanding: 20,500 shares	20,713	20,672
Common stock, $0.01 par value, Authorized: 20,000,000 shares; Issued: 11,561,464 shares; Outstanding: 11,506,324 shares at June 30, 2011, and 11,508,750 shares at December 31, 2010	124	124
Additional paid-in-capital	63,125	63,000
Retained earnings, substantially restricted	10,287	9,663
Accumulated other comprehensive income (loss)	522	(16)
Total shareholders' equity	94,771	93,443
Total liabilities and shareholders' equity	$1,117,993	$1,064,487

* Derived from audited consolidated financial statements
See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(Dollars in thousands, except per share data)

Interest Income:
Interest and fees on loans	$10,329	$11,231	$19,790	$19,485
Investment securities:
Taxable interest income	983	676	1,776	1,294
Tax-exempt interest income	69	188	137	378
Other interest income	38	99	103	149
Total interest income	11,419	12,194	21,806	21,306
Interest Expense:
Deposits	1,981	2,904	3,982	5,169
Repurchase agreements	19	29	37	57
Borrowed money	826	1,150	1,661	2,251
Total interest expense	2,826	4,083	5,680	7,477

Net interest income	8,593	8,111	16,126	13,829
Provision for loan losses	1,700	3,000	4,700	6,050
Net interest income after provision for loan losses	6,893	5,111	11,426	7,779
Noninterest Income:
Service charges on deposit accounts	1,046	971	2,004	1,761
Mortgage banking income	254	357	491	567
Commissions on sales of financial products	69	188	136	306
Income from bank-owned life insurance	214	243	397	432
Gain from acquisition	4,418	605	4,163	19,338
Gain on sale of investments, available for sale	1	10	1	44
Loss on sale of other assets	(338)	(203)	(326)	(266)
Other income	222	244	500	418
Total noninterest income	5,886	2,415	7,366	22,600
Noninterest Expense:
Compensation and benefits	3,806	3,649	7,454	6,295
Occupancy and equipment	873	1,039	1,701	1,722
Loan collection and other expenses	204	162	494	291
Advertising and business development	71	95	125	150
Professional services	249	231	502	467
Data processing and other technology	282	239	522	331
Deposit insurance	361	354	695	614
Amortization of intangible assets	136	154	275	218
Other real estate owned valuation adjustments	1,476	209	1,984	694
Other real estate owned expenses	596	202	597	352
Acquisition and integration expenses	566	94	611	882
Other expenses	650	851	1,985	1,619
Total noninterest expense	9,270	7,279	16,945	13,635

Income before income tax expense (benefit)	3,509	247	1,847	16,744
Income tax expense (benefit)	1,213	(108)	442	6,093
Net income	2,296	355	1,405	10,651
Dividends on preferred stock	256	257	512	513

Net income available to common shareholders	$2,040	$98	$893	$10,138

Earnings per common share - basic	$0.18	$0.01	$0.08	$1.20
Earnings per common share - diluted	0.18	0.01	0.08	1.20

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

				Retained	Accumulated
			Additional	Earnings,	Other	Total
	Preferred	Common	Paid-in	Substantially	Comprehensive	Shareholders'
	Stock	Stock	Capital	Restricted	Income (Loss)	Equity
(Dollars in thousands, except share data)

Balances, December 31, 2009	$20,589	$91	$48,528	$3,411	$(297)	$72,322

Comprehensive results:
Net income	-	-	-	10,651	-	10,651
Other comprehensive results, net of tax	-	-	-	-	323	323
Issuance of 1,490,400 shares of common stock	-	15	5,745	-	-	5,760
Issuance of 8,280 shares of preferred stock	8,280	-	-	-	-	8,280
Conversion of of 8,280 shares of preferred stock to 1,839,999 shares of common stock	(8,280)	18	8,262	-	-	-
Accretion of discount on preferred stock	41	-	-	(41)	-	-
Allocation from shares purchased with loan to ESOP	-	-	92	-	-	92
Vesting of Recognition and Retention Plan ("RRP")	-	-	181	-	-	181
Stock-based compensation	-	-	49	-	-	49
Cash dividends on preferred stock	-	-	-	(513)	-	(513)
Cash dividends on common stock ($0.08)	-	-	-	(734)	-	(734)
						-
Balances, June 30, 2010	$20,630	$124	$62,857	$12,774	$26	$96,411

Balances, December 31, 2010	$20,672	$124	$63,000	$9,663	$(16)	$93,443

Comprehensive results:
Net income	-	-	-	1,405	-	1,405
Other comprehensive results, net of tax	-	-	-	-	538	538
Accretion of discount on preferred stock	41	-	-	(41)	-	-
Allocation from shares purchased with loan to ESOP	-	-	22	-	-	22
Vesting of RRP	-	-	50	-	-	50
Stock-based compensation	-	-	53	-	-	53
Cash dividends on preferred stock	-	-	-	(512)	-	(512)
Cash dividends on common stock ($0.02)	-	-	-	(228)	-	(228)
						-
Balances, June 30, 2011	$20,713	$124	$63,125	$10,287	$522	$94,771

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
(Dollars in thousands)

Cash flows from operating activities:
Net income	$1,405	$10,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,700	6,050
Depreciation of premises and equipment	645	520
Deferred income tax expense (benefit)	(304)	2,359
Gain on acquisition	(4,163)	(19,338)
Gain on sale of investment securities available for sale	(1)	(44)
Loss on sale of other assets	326	266
Valuation adjustment on other real estate owned	1,984	694
Net purchase accounting adjustments	5,828	471
Net (increase) decrease in loans available for sale	1,925	(2,529)
Deferred loan origination fees	101	11
Amortization of intangible assets	275	218
Allocation of shares to the ESOP	22	92
Stock-based compensation expense	53	49
Vesting of shares issued for the RRP	50	181
Decrease in accrued interest receivable	223	204
(Increase) decrease in other assets	14,956	(5,200)
Increase (decrease) in other liabilities	(1,178)	1,308
Net cash provided by (used in) operating activities	26,847	(4,037)

Cash flows from investing activities:
Net decrease in loans made to customers	14,840	13,778
Proceeds from sales of investment securities available for sale	2,351	22,057
Proceeds from sales of other real estate owned	4,420	2,252
Proceeds from maturities/issuer calls of investment securities available for sale	5,607	7,800
Proceeds from maturities/issuer calls of investment securities held to maturity	6,594	18,995
Purchases of investment securities available for sale	-	(27,790)
Purchases of investment securities held to maturity	(48,714)	(12,492)
Net cash received in acquisition	7,912	95,058
Redemption of FHLB stock	507	-
Purchases of premises and equipment	(2,056)	(332)
Net cash provided by (used in) investment activities	(8,539)	119,326

Cash flows from financing activities:
Net decrease in deposits	(42,602)	(48,039)
Dividends paid to common stockholders	(228)	(734)
Dividends paid to preferred stockholders	(512)	(513)
Issuance of common stock	-	14,040
Net decrease in borrowed money and repurchase agreements	(6,882)	(23,566)
Increase in advances from borrowers for insurance and taxes	354	289
Net cash used in financing activities	(49,870)	(58,523)

Net increase (decrease) in cash and cash equivalents	(31,562)	56,766
Cash and cash equivalents at beginning of year	120,899	53,180
Cash and cash equivalents at end of year	$89,337	$109,946

Supplemental non-cash investing activity:
Foreclosed loans transferred to other real estate owned	$10,469	$6,860

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In management’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the interim financial statements as of and for the three- and six-month periods ended June 30, 2011 and 2010, and have been included as required by Regulation S-X Rule 10-01. They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The accompanying unaudited consolidated financial statements include the accounts of Citizens South Banking Corporation, its wholly-owned subsidiary, Citizens South Bank, and the Bank’s wholly-owned subsidiary, Citizens South Financial Services, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain of the prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications were immaterial to the financial statements. Results for the three- and six-month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2011.

Note 2 - Recent Accounting Pronouncements

A summary of the accounting policies followed by the Company may be found in Note 1 – Summary of Significant Accounting Policies in the 2010 Annual Report on Form 10-K filed with the SEC.  Updates to the significant accounting policies are made as new or revised accounting pronouncements are made. The following paragraphs update that information.

In April 2011, the Financial Accounting Standard Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has not determined the impact, if any, upon the adoption of the standard.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The Company has not determined the impact, if any, upon the adoption of the standard.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statements of shareholders’ equity. This amendment is effective for fiscal and interim periods beginning after December 15, 2011.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to June 30, 2011. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – FDIC-Assisted Acquisition of New Horizons Bank

On April 15, 2011, Citizens South Bank acquired certain assets and assumed certain liabilities of New Horizons Bank (“NHB”) in East Ellijay, Georgia, in an FDIC-assisted transaction.  The acquisition was made pursuant to the terms of a Purchase and Assumption Agreement (“the Agreement”) entered into by the Bank and the FDIC.  Under the terms of this Agreement, the Bank acquired certain assets of NHB with a fair value of approximately $105.4 million, including $11.0 million in cash paid by the FDIC in order to consummate the transaction.  The fair value of the acquired assets included $49.3 million of loans, $9.7 million of investment securities, $7.9 million of cash and cash equivalents, $6.4 million of other real estate owned (“OREO”), $19.9 million related to the FDIC’s indemnification of the Bank against certain losses described below, and $970,000 of other assets.  Liabilities with a fair value of approximately $102.5 million were also assumed, including $96.7 million of deposits, $4.2 million of borrowed money, and $1.6 million of other liabilities.  Also, as a part of the acquisition, the Bank recorded a $221,000 core deposit intangible asset and realized a pre-tax gain on acquisition of $4.4 million, or $2.9 million after-tax.

In connection with the acquisition, the Bank entered into loss-sharing agreements with the FDIC that covered approximately $69.3 million of the $71.2 million of loans that were acquired from the FDIC (the “covered loans”) and all of the $11.6 million of OREO that was acquired from the FDIC (collectively referred to as “covered assets”).  Pursuant to the terms of the loss-sharing agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets.  Any losses on the remaining $1.9 million in loans not covered by the FDIC loss-share agreements will be the sole responsibility of the Bank.

The Bank did not immediately acquire all the real estate, banking facilities, or furniture, fixtures and equipment as part of the Agreement. However, the Bank did acquire certain computers and computer-related equipment and safe deposit at acquisition.  The Bank will acquire the real estate and remaining furniture, fixtures and equipment from the FDIC in the third quarter for approximately $1.7 million.

The Bank paid the FDIC a premium of approximately 1.0% of deposits, excluding $21.6 million of market placed deposits, for the right to assume all of the customer deposits.  In addition, the FDIC transferred to the Bank all qualified financial contracts to which NHB was a party and such contracts remain in full force and effect.  Because this was an FDIC-assisted transaction of a failed bank, the stockholders of New Horizons Bankshares, Inc., the parent company of NHB, received no consideration as a result of the Bank’s acquisition of NHB’s assets.

The foregoing summary of the Agreement and the shared-loss agreements, is not complete and is qualified in its entirety by reference to the full text of the Agreement and certain exhibits attached thereto, a copy of which was previously filed as Exhibit 2.1 to the Current Report filed on Form 8-K on April 19, 2011.

Note 4 – Earnings per Common Share

The Company has presented both basic and diluted earnings per common share (“EPS”).  Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS is calculated by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding for the period and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury method.

The potential common stock of the Company includes stock options and unvested shares issued for the Recognition and Retention Plan (“RRP”) granted to various directors and officers of the Bank and unexercised warrants issued to the U.S. Treasury. The Company excluded 745,602 outstanding options and RRPs from the calculation of diluted earnings per share for the three- and six-month periods ended June 30, 2011, and 770,639 outstanding options and RRPs from the calculation of diluted earnings per share for the three- and six-month periods ended June 30, 2010, because the exercise price exceeded the average closing price of the shares of common stock during the respective period and, accordingly would have been anti-dilutive. All of the 450,314 warrants had an exercise price of $6.83 which was in excess of the market value of the stock at June 30, 2011 and June 30, 2010, so no warrants were included in the calculation of diluted earnings per share for either period since they would have also been anti-dilutive.

The following is a reconciliation of the diluted earnings per share calculation for the three- and six-months ended June 30, 2011 and 2010:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)

Net income available to common shareholders	$2,040	$98	$893	$10,138
Weighted average number of shares outstanding	11,455,642	9,077,042	11,451,619	8,435,494

Basic earnings per share	$0.18	$0.01	$0.08	$1.20

Net income available to common shareholders	$2,040	$98	$893	$10,138
Weighted average number of shares outstanding	11,455,642	9,077,042	11,451,619	8,435,494
Incremental shares from assumed exercise of stock options and restricted stock	-	-	-	-
Weighted average number of shares outstanding - diluted	11,455,642	9,077,042	11,451,619	8,435,494

Diluted earnings per share	$0.18	$0.01	$0.08	$1.20

Note 5 – Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and other comprehensive income. The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investment securities. Information concerning the Company’s total comprehensive income for the three- and six-month periods ended June 30, 2011 and 2010 is as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)

Net income	$2,296	$355	$1,405	$10,651

Other comprehensive income:
Investment securities, available for sale:
Unrealized holding gains arising during period	827	317	876	570
Tax expense	(319)	(122)	(338)	(220)
Reclassification for realized gains included in net income	(1)	(10)	(1)	(44)
Tax benefit	0	4	0	17
Other comprehensive income	508	189	538	323
Total comprehensive income	$2,804	$544	$1,943	$10,974

Note 6 – Investment Securities

The following is a summary of the investment securities portfolio by major classification:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
June 30, 2011
Available for sale:
U.S. Government Agency obligations	$17,226	$97	$-	$17,323
Municipal bonds	11,422	102	9	11,515
Mortgage-backed securities	44,147	502	1	44,648
SBA securities	1,339	44	-	1,383
Other securities	1,946	203	88	2,061
Subtotal	76,080	948	98	76,930

Held to maturity:
U.S. Treasury obligations	9,964	50	-	10,014
U.S. Government Agency obligations	6,998	27	-	7,025
Mortgage-backed securities	58,436	1,565	-	60,001
Other securities	4,000	10	47	3,963
Subtotal	79,398	1,652	47	81,003

Total	$155,478	$2,600	$145	$157,933

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
December 31, 2010
Available for sale:
U.S. Government Agency obligations	$19,297	$23	$122	$19,198
Municipal bonds	11,602	40	128	11,514
Mortgage-backed securities	40,655	293	175	40,773
Other securities	2,781	110	68	2,823
Subtotal	74,335	466	493	74,308

Held to maturity:
U.S. Treasury obligations	9,955	-	38	9,917
U.S. Government Agency obligations	8,509	4	129	8,384
Mortgage-backed securities	14,814	641	37	15,418
Other securities	4,000	-	81	3,919
Subtotal	37,278	645	285	37,638

Total	$111,613	$1,111	$778	$111,946

From time to time the Company will pledge investment securities as collateral to secure public deposits, repurchase agreements, and other borrowings.  The amortized cost of pledged investment securities was $81.4 million at June 30, 2011, and $67.5 million at December 31, 2010.

The following tables set forth the amount of the unrealized losses at June 30, 2011 and December 31, 2010, and the related fair value of the investment securities by investment types segregated between those that have been in a continuous unrealized-loss position for less than twelve months and more than twelve months.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
June 30, 2011
Available for sale:
Municipals bonds	$1,017	$9	$-	$-	$1,017	$9
Mortgage-backed securities	707	1	99	-	806	1
Other securities	415	18	74	70	489	88

Subtotal	2,139	28	173	70	2,312	98

Held to maturity:
Other securities	$2,953	$47	$-	$-	$2,953	$47

Subtotal	2,953	47	-	-	2,953	47

Total	$5,092	$75	$173	$70	$5,265	$145

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
December 31, 2010
Available for sale:
U.S. Govt. Agency obligations	$18,113	$122	$-	$-	$18,113	$122
Municipals bonds	8,376	128	-	-	8,376	128
Mortgage-backed securities	9,395	174	108	1	9,503	175
Other securities	-	-	104	68	104	68

Subtotal	35,884	424	212	69	36,096	493

Held to maturity:
U.S. Treasury obligations	$9,917	$38	$-	$-	$9,917	$38
U.S. Govt. Agency obligations	5,881	129	-	-	5,881	129
Mortgage-backed securities	3,049	37	-	-	3,049	37
Other securities	3,919	81	-	-	3,919	81

Subtotal	22,766	285	-	-	22,766	285

Total	$58,650	$709	$212	$69	$58,862	$778

As of June 30, 2011, and December 31, 2010, management concluded that the unrealized losses presented above were temporary in nature since the unrealized losses were not related to a deterioration of the credit quality of the issuers.  Also, the Company has the intent and ability to hold these investment securities until maturity or until such unrealized losses are eliminated.

Note 7 - Loans

The Company makes various business and consumer loans in the normal course of business.  A brief description of these types of loans is as follows:

One-to-four family residential – This portfolio primarily consists of loans secured by properties in the Company’s normal lending area.  The Company originates fixed and adjustable rates for terms of 10 to 30 years, including conventional and jumbo loans.  These loans generally have an original loan-to-value ratio (“LTV”) of 80% or less.  Those loans with an initial LTV of more than 80% typically have private mortgage insurance to protect the Bank.  Multifamily residential – This portfolio is moderately seasoned and is generally secured by properties in the Bank’s normal lending area.  These loans generally have an initial LTV of 75% and an initial debt service coverage ratio of 1.2x to 1.0x.  Construction – This portfolio has decreased significantly over the past several years as fewer construction loans have been made during the economic downturn.  These loans are located in the Company’s normal lending area and had an initial LTV of 80%.  Approximately 57% of these loans are secured by residential properties and 43% are secured by commercial properties.  Commercial land and residential development – These categories include raw undeveloped land and developed residential lots held by builders and developers.  Generally, the initial LTV for raw land was 65% and the initial LTV for developed lots was 90%.  Given the significant decline in value for both developed and undeveloped land due to reduced demand, this portfolio possesses an increased level of risk compared to other loan categories.  Other commercial real estate – This portfolio consists of nonresidential improved real estate which includes churches, shopping centers, office buildings, etc.  These loans typically had an initial LTV of 75% and an initial debt service ratio of 1.2x to 1.0x.  These properties are generally located in the Company’s normal lending area.  Decreased rental income due to the economic slowdown has caused some deterioration in values.  As a result this category of loans has a higher than average level of risk.  Consumer real estate – This category includes home equity lines of credit (“HELOC”) and loans secured by residential lots purchased by consumers.  The HELOCs generally had an adjustable rate tied to prime rate and a term of 15 years.  The HELOCs initially had an LTV of up to 85%.  The residential lot loans typically had a term of five years or less and were made at an initial LTV of up to 90%.  Given the declining value of residential properties over the past several years, these loans possess a higher than average level of risk of loss to the bank.  Commercial business – These loans include loans to businesses that are not secured by real estate.  These loans are typically secured by accounts receivable, inventory, equipment, etc.  Commercial loans are typically granted to local businesses that have a strong track record of profitability and performance.  This category of loans sustained lower than average losses in 2010.  Other consumer - These loans are either unsecured or secured by automobiles, marketable securities, etc.  They are generally granted to local customers that have a banking relationship with our Bank.  The loss history for this category of loans has been lower than average.

The following is a summary of loans outstanding by category at the periods presented:

	June 30, 2011		December 31, 2010
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)

Real estate:
One-to-four family residential	$152,111	20%	$133,769	18%
Multifamily residential	22,093	3%	23,435	3%
Construction	21,768	3%	20,421	3%
Commercial land	43,253	6%	51,432	7%
Residential development	30,138	4%	31,008	4%
Other commercial real estate	303,345	41%	297,117	40%
Consumer real estate	115,659	15%	118,021	16%
Total real estate	688,367	92%	675,203	91%
Commercial business	48,950	6%	48,053	7%
Other consumer	13,333	2%	13,254	2%
Total loans	$750,650	100%	$736,510	100%

The Company, through its normal lending activity, originates substantially all of its loans to borrowers that are located in the Piedmont (central) Region of North and South Carolina and the North Georgia Region. The Company also has loans in process of settlement which totaled $2.1 million at June 30, 2011, and $4.0 million at December 31, 2010.  These loans in process of settlement balances were not included in the table above.

As of June 30, 2011, the Company had $177.0 million in loans covered by FDIC loss-share agreements as a result of the acquisition of loans from Bank of Hiawassee and New Horizons Bank in separate FDIC-assisted transactions (referred to as “covered loans”).  The loans acquired in the Bank of Hiawassee transaction in March 2010 are covered by two loss-share agreements between the FDIC and the Bank, which afford the Bank significant protection against future loan losses.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans and five years for losses and eight years on recoveries on nonresidential loans. At acquisition, the Bank recorded an estimated receivable from the FDIC in the amount of $36.3 million, which represented the discounted value of the FDIC’s estimated portion of the expected future loan losses.  New loans made after the acquisition date are not covered by the FDIC loss-share agreements. These covered loans totaled $130.1 million at June 30, 2011.

In April 2011 the Company acquired New Horizons Bank in an FDIC-assisted transaction (see Note 3 for additional details).  As part of this transaction, the Company acquired $49.3 million in loans at fair value. Of the acquired loans, $47.4 million are covered by two loss-share agreements between the FDIC and the Bank.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses and qualified expenses.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans and five years for losses and eight years on recoveries on nonresidential loans. At acquisition, the Bank recorded an estimated receivable from the FDIC in the amount of $19.9 million, which represented the discounted value of the FDIC’s estimated portion of the expected future loan losses.  The remaining $1.9 million in loans acquired in the New Horizons Bank transaction were not covered by FDIC loss-share agreements.  As such, any losses incurred on these non-covered loans will be the sole responsibility of the Bank. New loans made after the acquisition date are not covered by the FDIC loss-share agreements. These covered loans totaled $46.9 million at June 30, 2011.

Note 8 – Credit Quality of Loans

Loan Payment Status.  The following tables present a breakdown of the Company’s non-covered loan portfolio by payment status, covered loans by payment status and total loan portfolio by payment status at June 30, 2011.

June 30, 2011	Current	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Nonaccrual	Total
	(Dollars in thousands)

Not covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$107,775	$512	$-	$1,406	$109,693
Multifamily residential	18,955	-	-	-	18,955
Construction	20,370	-	-	-	20,370
Commercial land	26,800	982	-	3,167	30,949
Residential development	14,702	1,450	-	5,155	21,307
Other commercial real estate	213,220	1,932	225	10,081	225,458
Consumer real estate	101,243	725	-	2,400	104,368
Total real estate	503,065	5,601	225	22,209	531,100
Commercial business	36,440	7	27	174	36,648
Other consumer	5,736	79	-	40	5,855
Total loans not covered by FDIC loss-share agreements	$545,241	$5,687	$252	$22,423	$573,603

June 30, 2011	Current	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Nonaccrual	Total
	(Dollars in thousands)

Covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$28,260	$4,483	$-	$9,675	$42,418
Multifamily residential	2,922	-	-	216	3,138
Construction	1,399	-	-	-	1,399
Commercial land	4,882	964	-	6,458	12,304
Residential development	1,295	1,718	80	5,738	8,831
Other commercial real estate	62,278	4,366	148	11,095	77,887
Consumer real estate	10,053	757	-	481	11,291
Total real estate	111,089	12,288	228	33,663	157,268
Commercial business	10,967	296	37	1,002	12,302
Other consumer	6,174	403	4	896	7,477
Total loans covered by FDIC loss-share agreements	$128,230	$12,987	$269	$35,561	$177,047

June 30, 2011	Current	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Nonaccrual	Total
	(Dollars in thousands)

Total loans
Real estate:
One-to-four family residential	$136,035	$4,995	$-	$11,081	$152,111
Multifamily residential	21,877	-	-	216	22,093
Construction	21,769	-	-	-	21,769
Commercial land	31,682	1,946	-	9,625	43,253
Residential development	15,997	3,168	80	10,893	30,138
Other commercial real estate	275,498	6,298	373	21,176	303,345
Consumer real estate	111,296	1,482	-	2,881	115,659
Total real estate	614,154	17,889	453	55,872	688,368
Commercial business	47,407	303	64	1,176	48,950
Other consumer	11,910	482	4	936	13,332
Total loans	$673,471	$18,674	$521	$57,984	$750,650

The following tables present a breakdown of the Company’s non-covered loan portfolio by payment status, covered loans by payment status and total loan portfolio by payment status at December 31, 2010.

December 31, 2010	Current	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Nonaccrual	Total
	(Dollars in thousands)

Not covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$97,851	$1,299	$-	$1,864	$101,014
Multifamily residential	20,674	-	-	-	20,674
Construction	19,570	630	-	14	20,214
Land and development	57,527	2,801	2,000	559	62,887
Other commercial real estate	217,423	7,899	-	9,161	234,483
Consumer real estate	105,634	1,047	-	2,513	109,194
Total real estate	518,679	13,676	2,000	14,111	548,466
Commercial business	34,645	61	-	287	34,993
Other consumer	5,409	50	-	16	5,475
Total loans not covered by FDIC loss-share agreements	$558,733	$13,787	$2,000	$14,414	$588,934

December 31, 2010	Current	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Nonaccrual	Total
	(Dollars in thousands)

Covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$27,314	$1,973	$-	$3,468	$32,755
Multifamily residential	2,993	-	-	-	2,993
Construction	158	-	-	49	207
Land and development	19,385	549	-	9,904	29,838
Other commercial real estate	40,084	2,090	472	9,471	52,117
Consumer real estate	8,526	51	37	213	8,827
Total real estate	98,460	4,663	509	23,105	126,737
Commercial business	11,616	376	17	1,051	13,060
Other consumer	6,191	728	-	860	7,779
Total loans covered by FDIC loss-share agreements	$116,267	$5,767	$526	$25,016	$147,576

December 31, 2010	Current	30 to 89 Days Past Due	90+ Days Past Due (Still Accruing)	Nonaccrual	Total
	(Dollars in thousands)

Total loans
Real estate:
One-to-four family residential	$125,165	$3,272	$-	$5,332	$133,769
Multifamily residential	23,667	-	-	-	23,667
Construction	19,728	630	-	63	20,421
Land and development	76,912	3,350	2,000	10,463	92,725
Other commercial real estate	257,507	9,989	472	18,632	286,600
Consumer real estate	114,160	1,098	37	2,726	118,021
Total real estate	617,139	18,339	2,509	37,216	675,203
Commercial business	46,261	437	17	1,338	48,053
Other consumer	11,600	778	-	876	13,254
Total loans	$675,000	$19,554	$2,526	$39,430	$736,510

Restructured Loans.  In accordance with GAAP, we account for certain loan modifications or restructurings as troubled debt restructurings (“TDRs”). In general, the modification or restructuring of a debt constitutes a TDR if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrowers that we would not otherwise consider. TDRs do not necessarily increase nonaccrual loans.  Generally a TDR may return to accrual status when the borrower has sustained repayment performance in accordance with the modified terms.  The number of payments needed to meet these criteria varies from loan to loan.  However, as a general rule, most TDRs should be able to return to accrual status after the payment of six consecutive regular scheduled payments.

As of December 31, 2010, we had 32 TDRs totaling $7.4 million. Of this amount, $1.8 million were covered by FDIC loss-share agreements.  Of the remaining non-covered loans, $3.7 million were on nonaccrual, $181,000 was 30 to 89 days delinquent and $1.7 million were current and accruing.  As of June 30, 2011, we had 33 TDRs totaling $7.4 million.  Of this amount, $1.7 million were covered by FDIC loss-share agreements.  Of the remaining non-covered loans, $1.1 million were on nonaccrual, $225,000 were over 90 days delinquent and accruing, $761,000 were 30 to 89 days delinquent and accruing and $3.6 million current and accruing.

Also, in the normal course of business, the Company will make loan restructurings or modifications to borrowers for reasons unrelated to the borrower’s financial condition.  These restructurings or modifications are made based on the prevailing interest rates and terms offered to other borrowers for similar types of loans at the time of the modification. These types of debt restructurings or loan modifications would not be considered troubled debt restructurings.

Impaired Loans.  The Company evaluates impairment of its non-covered residential mortgage and consumer loans on a collective basis, while non-covered commercial and construction loans are evaluated individually for impairment.  The Company identifies a non-covered loan as impaired when it is probable that principal and interest will not be collected according to the contractual terms of the loan agreement.  Specific allowances or principal write-downs are established for certain individual non-covered loans that management considers impaired.  The remainder of the portfolio of non-covered loans is segmented into groups of loans with similar risk characteristics for evaluation and analysis.

The following table details the Company’s impaired loans at June 30, 2011.

	Legal Balance	Write-down	Book Balance	Specific Allowance
	(Dollars in thousands)

Real estate:
One-to-four family residential	$-	$-	$-	$-
Commercial land	2,732	1,084	1,648	-
Residential development	7,330	2,111	5,219	-
Commercial real estate - office	6,459	831	5,628	-
Commercial real estate - retail	2,494	2,170	324	-
Commercial real estate - other	2,118	888	1,230	-
Consumer real estate	204	169	35
Commercial business	128	128	-	-
Total impaired loans	$21,465	$7,381	$14,084	$-

The following table details the Company’s impaired loans at December 31, 2010.

	Legal Balance	Write-down	Book Balance	Specific Allowance
	(Dollars in thousands)

Real estate:
One-to-four family residential	$964	$200	$764	$-
Commercial land	3,403	774	2,629	-
Residential development	7,579	1,388	6,191	416
Commercial real estate - office	4,692	539	4,153	-
Commercial real estate - retail	4,008	2,185	1,823	-
Commercial real estate - other	445	298	147	-
Consumer real estate	692	486	206	-
Total impaired loans	$21,783	$5,870	$15,913	$416

Loan Classification. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debts such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk.  This analysis is performed on at least a quarterly basis.  We use the following definitions for risk ratings: Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date. Substandard -  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have one or more well-defined weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Doubtful -  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.  Loans not meeting the criteria above as part of the above described process are considered to be Pass rated loans.   The Company’s portfolio of FDIC-covered loans was considered to be Pass rated loans at June 30, 2011 and December 31, 2010, as the loans were marked to fair value at acquisition and have FDIC loss-share agreements for any potential losses.

As of June 30, 2011, and December 31, 2010, the risk category of loans is as follows:

		Criticized Loans
June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

Real estate:
One-to-four family residential	$149,837	$548	$1,726	$-	$152,111
Multifamily residential	21,825	268	-	-	22,093
Construction	21,768	-	-	-	21,768
Commercial land	34,199	4,891	4,163	-	43,253
Residential development	18,414	1,992	9,732	-	30,138
Other commercial real estate	270,118	10,652	22,575	-	303,345
Consumer real estate	111,980	789	2,890	-	115,659
Total real estate	628,141	19,140	41,086	-	688,367
Commercial business	48,299	288	363	-	48,950
Other consumer	13,243	24	66	-	13,333
Total loans	$689,683	$19,452	$41,515	$-	$750,650

		Criticized Loans
December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

Real estate:
One-to-four family residential	$131,072	$1,167	$1,530	$-	$133,769
Multifamily residential	23,394	273	-	-	23,667
Construction	18,488	1,933	-	-	20,421
Land and development	66,104	10,533	16,012	75	92,724
Other commercial real estate	257,770	7,882	20,949	-	286,601
Consumer real estate	113,036	1,327	3,523	135	118,021
Total real estate	609,864	23,115	42,014	210	675,203
Commercial business	47,423	376	254	-	48,053
Other consumer	11,200	-	2,054	-	13,254
Total loans	$668,487	$23,491	$44,322	$210	$736,510

Note 9 - Allowance for Loan Losses

The Company has established a systematic methodology for determining the allowance for loan losses.  This methodology is set forth in a formal policy and considers all non-covered loans in the portfolio.  Loans totaling $177.0 million that were covered under the FDIC loss-share agreements were not included in the Company’s evaluation of the adequacy of loan loss allowances since potential losses are covered up to at least 80% by the FDIC.  These covered loans were recorded at their estimated fair value at the time of the acquisition.  Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectibility. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of June 30, 2011, the allowance for loan losses was $12.7 million, or 2.22% of total non-covered loans.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining non-covered loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

A reconciliation of the allowance for loan losses is as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)

Balance - Beginning of period	$12,006	$9,230	$11,924	$9,189
Charge-offs:
One-to-four family residential	(312)	-	(1,137)	(1)
Construction	(5)	(46)	(41)	(263)
Commercial land	(291)	(118)	(2,244)	(526)
Residential development	(386)	(1,146)	(386)	(1,146)
Other commercial real estate	(256)	(439)	(256)	(2,417)
Consumer real estate	(35)	(887)	(91)	(1,267)
Commercial business	(35)	(12)	(188)	(60)
Other consumer	(5)	(15)	(18)	(42)
Total charge-offs	(1,325)	(2,663)	(4,361)	(5,722)
Recoveries:
One-to-four family residential	4	2	7	3
Construction	181	33	231	48
Residential development	128	-	128	-
Other commercial real estate	30	180	14	180
Consumer real estate	2	-	9	30
Commercial business	10	1	13	1
Other consumer	6	13	77	17
Total recoveries	361	229	479	279
Provision for loan losses	1,700	3,000	4,700	6,050
Balance - End of period	$12,742	$9,796	$12,742	$9,796

The following chart details the balance and recorded investment by impairment method for each non-covered loan portfolio category at June 30, 2011.

	Allowance for loan losses
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Dollars in thousands)

Real estate:
One-to-four family residential	$-	$500	$500
Multifamily residential	-	200	200
Construction	-	400	400
Commercial land	750	600	1,350
Residential development	500	1,000	1,500
Other commercial real estate	600	3,692	4,292
Consumer real estate	-	1,500	1,500
Total real estate	1,850	$7,892	$9,742
Commercial business	250	2,250	2,500
Other consumer	-	500	500
Total allowance for loan losses	$2,100	$10,642	$12,742

	Recorded Investment
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Dollars in thousands)

Real estate:
One-to-four family residential	$-	$109,693	$109,693
Multifamily residential	-	18,955	18,955
Construction	-	20,370	20,370
Commercial land	2,732	28,217	30,949
Residential development	7,330	13,977	21,307
Other commercial real estate	11,071	214,387	225,458
Consumer real estate	204	104,164	104,368
Total real estate	21,337	509,763	$531,100
Commercial business	128	36,520	36,648
Other consumer	-	5,855	5,855
Total loans not covered by FDIC loss-share agreements	$21,465	$552,138	$573,603

Note 10 – Deposits

Deposit balances are detailed by category as follows for the respective periods:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)

Noninterest-bearing demand	$82,304	$70,056
Interest-bearing demand	189,073	172,414
Money market deposit	160,068	142,538
Savings	19,625	17,004
Time deposits	453,508	448,444
Total deposits	$904,578	$850,456

Note 11 – Commitments

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

Commitments to extend credit that include both fixed and variable rates at the respective periods are as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)

Loan commitments
Residential mortgage loans	$19,259	$14,530
Non-residential mortgage loans	11,550	2,500
Commercial loans	-	731
Consumer loans	2,991	765
Total loan commitments	$33,800	$18,526

Unused lines of credit
Commercial	$15,116	$13,000
Consumer	72,882	73,655
Total unused lines of credit	$87,998	$86,655

Undisbursed Construction Loan Proceeds	$1,088	$524

Note 12 – Fair Value Measurements

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

Investment Securities – Investment securities available for sale are recorded at fair value on at least a monthly basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 fair value is used for those securities traded on an active exchange, U.S. Treasury securities that are traded by brokers or dealers in an active over-the-counter market, and money market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds, and corporate debt securities.  These Level 2 securities are valued using an independent third party.  This independent third party uses multiple pricing vendors and matrix pricing methods developed in accordance with the Securities Industry and Financial Markets Association’s industry-standard methods.  Level 3 investment securities include equity securities that are not traded on an active exchange, investments in closely held subsidiaries, and asset-backed securities traded in less liquid markets. The $258,000 of transfers into Level 3 investment securities include equity securities that were pledged as collateral on a loan that was in default. A reconciliation of the Company’s Level 3 securities as shown in the following table:

Beginning balance, January 1, 2011	$3,023
Total gains included in:
Other comprehensive income	73
Sales	(1,093)
Transfers in	258
Ending balance,June 30, 2011	$2,261

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as being impaired, management measures the impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 825-10, impaired loans where an allowance was established based on the fair value of collateral required classification in the fair value hierarchy. When the fair value of the collateral was based on an observable market price, the Company recorded the impaired loan as nonrecurring Level 2. When an observable market price was not available or when management made assumptions that impact the fair value of the collateral, such as estimated disposition or holding costs, the Company recorded the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2011
Investment securities, available for sale	$-	$74,669	$2,261	$76,930
Investment securities, held for sale	9,964	69,434	-	79,398
Investment securities, rabbi trusts	-	285	-	285

December 31, 2010
Investment securities, available for sale	$-	$71,285	$3,023	$74,308
Investment securities, held for sale	9,955	27,323	-	37,278
Investment securities, rabbi trusts	-	731	-	731

Assets Recorded at Fair Value on a Nonrecurring Basis:

June 30, 2011
Presold loans in process of settlement	$-	$2,109	$-	$2,109
Impaired loans	-	-	14,084	14,084
Other real estate owned	-	-	24,803	24,803

December 31, 2010
Presold loans in process of settlement	$-	$4,034	$-	$4,034
Impaired loans	-	-	15,915	15,915
Other real estate owned	-	-	14,652	14,652

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

Fair value approximates carrying value for the following financial instruments due to their short-term nature: cash and due from banks, interest-earning bank balances, FHLB stock, accrued interest receivable, bank-owned life insurance and presold loans in process of settlement.  Fair value for investment securities are based mainly on valuation methodology derived from readily available pricing sources for market transactions involving similar types of instruments in active markets.  Fair value for variable rate loans that reprice frequently is based on the carrying value reduced by an estimate of credit losses inherent in the portfolio.  Fair value for all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans of comparable terms and credit quality.

Fair value for demand deposit accounts and interest-bearing deposit accounts with no fixed maturity is equal to the carrying value.  Time deposit fair values are estimated by discounting cash flows from expected maturities using interest rates currently being offered for similar instruments with comparable terms. Fair value approximates book value for short-term repurchase agreements.  For borrowed money, fair value is calculated based on discounted cash flows using current interest rates.

At June 30, 2011, and December 31, 2010, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business.  Fair values of these commitments are based on fees currently charged for similar instruments.  At June 30, 2011 and December 31, 2010, the carrying amounts and fair values of these off-balance sheet financial instruments were immaterial.

The Company has used management’s best estimates of fair values of financial instruments based on the above assumptions.  This presentation does not include certain financial instruments, nonfinancial instruments or certain intangible assets such as customer relationships and core deposit intangibles.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair values of financial instruments at the respective dates were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$10,868	$10,868	$15,110	$15,110
Interest-earning bank balances	78,469	78,469	105,789	105,789
Investment securities	156,328	157,933	111,586	111,946
Federal Home Loan Bank stock	5,635	5,635	5,715	5,715
Presold loans in process of settlement	2,109	2,109	4,034	4,034
Net loans receivable	750,650	765,411	736,510	751,219
Accrued interest receivable	3,076	3,076	3,001	3,001
Bank-owned life insurance	18,654	18,654	18,230	18,230

Financial liabilities:
Demand deposits	$271,377	$271,377	$242,470	$242,470
Money market accounts	160,068	160,068	142,538	142,538
Savings	19,625	19,625	17,004	17,004
Time deposits	453,508	456,336	448,444	451,853
Securities sold under repurchase agreements	11,890	11,890	9,432	9,432
Borrowed money	96,121	104,520	101,246	109,092

Note 14 – Subsequent Events

Dividend Declaration.  On July 25, 2011, the Board of Directors of the Company approved and declared a regular cash dividend of one cent ($0.01) per share of common stock to shareholders of record as of August 8, 2011, payable on August 22, 2011. The Company has paid cash dividends in each of the 53 quarters since the Company’s conversion to public ownership.

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

The Bank provides a full range of retail products, commercial banking services, and mortgage lending services to local customers through our 21 branch offices located in North Carolina, South Carolina, and Georgia.  Our primary banking activities include the acceptance of deposits and the origination of loans.  We offer retail deposit products such as checking, savings, and money market accounts, as well as time deposits and individual retirement accounts.  For business customers, the Bank offers commercial analysis deposit accounts, business checking accounts, and repurchase agreements (also called securities sold under agreement to repurchase).  The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with our Bank. The Bank also offers a wide variety of consumer and commercial loans including business loans, real estate loans, residential loans and consumer loans.  We offer consumer and business credit cards, debit cards, commercial letters of credit, safe deposit box rentals, and electronic funds transfer services, including automated clearing house, or ACH, and wire transfers.  In addition, the Bank offers online banking, remote deposit capture, cash management, bank-by-phone capabilities, and ATM services.   The Bank also acts as a broker in the sale of uninsured financial products.

The following discussion is provided to assist in understanding and evaluating the Company’s results of operations and financial condition and is designed to provide a general overview of the Company’s performance for the three- and six-month periods ended June 30, 2011 and 2010.  Financial highlights for the comparable periods are presented in the following table.

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2011		2010
	June 30	March 31	December 31	September 30	June 30
(Dollars in thousands, except per share data)

Summary of Operations:
Interest income - taxable equivalent	$11,488	$10,457	$11,055	$11,675	$12,308
Interest expense	2,826	2,855	3,411	3,790	4,083
Net interest income - taxable equivalent	8,662	7,602	7,644	7,885	8,225
Less: Taxable-equivalent adjustment	69	70	70	79	114
Net interest income	8,593	7,532	7,574	7,806	8,111
Provision for loan losses	1,700	3,000	5,000	3,000	3,000
Net interest income after loan loss provision	6,893	4,532	2,574	4,806	5,111
Noninterest income	5,886	1,478	2,274	2,290	2,415
Noninterest expense	9,270	7,672	7,918	7,781	7,279
Net income (loss) before income taxes	3,509	(1,662)	(3,070)	(685)	247
Income tax expense (benefit)	1,213	(771)	(1,331)	(413)	(108)
Net income (loss)	2,296	(891)	(1,739)	(272)	355
Dividends on preferred stock	256	256	256	256	257
Net income (loss) available to common shareholders	$2,040	$(1,147)	$(1,995)	$(528)	$98

Per Common Share Data:
Net income:
Basic	$0.18	$(0.10)	$(0.18)	$(0.05)	$0.01
Diluted	0.18	(0.10)	(0.18)	(0.05)	0.01
Weighted average shares outstanding:
Basic	11,455,642	11,491,734	11,173,174	10,844,386	9,077,042
Diluted	11,455,642	11,491,734	11,173,174	10,844,386	9,077,042
End of period shares outstanding	11,506,324	11,508,750	11,508,750	10,964,146	10,965,941
Cash dividends declared	$0.01	$0.01	$0.01	$0.04	$0.04
Book value	6.44	6.22	6.32	6.86	6.91
Tangible book value	6.29	6.09	6.17	6.70	6.73

Selected Financial Performance Ratios (annualized):
Return on average assets	0.73%	-0.44%	-0.74%	-0.20%	0.04%
Return on average common equity	11.00%	-6.39%	-10.68%	-2.77%	0.56%
Noninterest income to average total assets (1)	2.12%	0.56%	0.85%	0.85%	0.87%
Noninterest expense to average total assets (2)	3.34%	2.91%	2.95%	2.88%	2.63%
Efficiency ratio (1) (2)	63.72%	84.49%	79.83%	76.47%	68.41%

Selected End of Period Balances:
Loans, net	$750,650	$724,655	$736,510	$754,740	$776,234
Investment securities	156,328	154,006	111,586	87,255	97,678
Total interest-earning assets	931,156	886,872	914,456	937,278	927,757
Total assets	1,117,993	1,041,444	1,064,487	1,087,558	1,077,431
Deposits	904,578	832,803	850,456	865,786	853,526
Shareholders' equity	94,771	92,276	93,443	95,682	96,410

Selected Quarterly Average Balances:
Loans, net	$753,874	$726,346	$747,054	$767,381	$780,209
Investment securities	157,513	135,645	100,691	91,361	100,501
Total interest-earning assets	918,118	902,141	928,756	915,882	949,130
Total assets	1,110,740	1,053,747	1,075,338	1,080,680	1,105,788
Deposits	896,353	841,387	853,185	853,902	859,408
Shareholders' equity	95,116	93,533	94,761	96,258	96,282

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2011		2010
	June 30	March 31	December 31	September 30	June 30
(Dollars in thousands, except per share data)

Net Interest Margin (annualized):
Yield on earning assets	4.95%	4.62%	4.68%	4.91%	4.96%
Cost of funds	1.23%	1.32%	1.51%	1.66%	1.72%
Net Interest spread	3.72%	3.30%	3.17%	3.25%	3.24%
Net interest margin (taxable equivalent)	3.78%	3.42%	3.25%	3.42%	3.48%

Credit Quality Information and Ratios:
Allowance for loan losses - beginning of period	$12,006	$11,924	$10,752	$9,796	$9,230
Add: Provision for loan losses	1,700	3,000	5,000	3,000	3,000
Less: Net charge-offs	964	2,918	3,828	2,044	2,433
Allowance for loan losses - end of period	12,742	12,006	11,924	10,752	9,797

Assets not covered by FDIC loss-share agreements:
Past due loans (30-89 days) accruing - non-covered	$5,687	$5,692	$13,787	$6,602	$10,145
Past due loans (30-89 days) accruing - non-covered to total non-covered loans	0.99%	0.97%	2.34%	1.11%	1.68%

Nonperforming non-covered loans:
One-to-four family residential	1,406	2,373	1,864	2,068	1,646
Construction	-	72	14	163	896
Commercial land	3,167	4,653	4,360	5,034	3,252
Residential development	5,155	4,675	2,560	340	691
Other commercial real estate	10,306	9,636	4,800	9,566	4,127
Commercial business	201	309	287	720	742
Consumer	2,440	2,639	2,529	1,930	1,652
Total nonperforming non-covered loans	22,675	24,357	16,414	19,821	13,006
Other real estate owned/repossessed assets - non-covered	10,723	8,463	7,650	8,557	8,239
Total nonperforming non-covered assets	33,398	32,820	24,064	28,378	21,245

Allowance for loan losses to total non-covered loans	2.22%	2.05%	2.02%	1.81%	1.62%
Net charge-offs to average non-covered loans (annualized)	0.66%	1.99%	2.59%	1.36%	1.61%
Nonperforming non-covered loans to non-covered loans	3.95%	4.15%	2.79%	3.33%	2.15%
Nonperforming non-covered assets to total assets	2.99%	3.15%	2.26%	2.61%	1.97%
Nonperforming non-covered assets to total non-covered loans and other non-covered real estate owned/repos	5.72%	5.51%	4.03%	4.71%	3.46%

Assets covered by FDIC loss-share agreements:
Past due loans (30-89 days) accruing (3)	12,987	7,006	5,767	8,701	5,257
Past due loans (30-89 days) accruing to total covered loans	7.34%	5.09%	3.91%	5.43%	3.07%

Total covered nonperforming loans (4)	35,830	24,791	25,542	22,416	24,924
Other covered nonperforming assets	14,127	8,225	7,108	3,183	2,343
Total covered nonperforming assets	49,957	33,016	32,650	25,599	27,267

Capital Ratios:
Tangible common equity	6.49%	6.73%	6.69%	6.74%	6.86%
Total Risk-Based Capital (Bank only)	17.29%	16.70%	16.80%	16.83%	16.78%
Tier 1 Risk-Based Capital (Bank only)	16.03%	15.44%	15.54%	15.58%	15.52%
Tier 1 Leverage Capital (Bank only)	9.42%	9.89%	9.74%	9.58%	9.74%

(1)
Includes subsequent adjustments to the initial 1st quarter 2010 gain on acquisition of Bank of Hiawassee in the amounts of $605,000, $193,000, $148,000 and ($255,000) for the quarters ended June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2011, respectively. Also includes the $4.4 million gain on acquisition of New Horizons Bank for the quarter ended June 30, 2011.

(2)
Includes acquisition and integration expenses of $94,000, $141,000, $42,000, $45,000 and $566,000 for the quarters ended June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, and June 30, 2011, respectively.

(3)
The contractual balance of past due loans covered by  FDIC loss-share agreements totaled $6.4 million, $14.8 million, $7.0 million, $7.7 million and $13.7 million at June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, and June 30, 2011, respectively.

(4)
The contractual balance of nonperforming loans covered by  FDIC loss-share agreements totaled $35.4 million, $29.1 million, $31.2 million, $28.7 million and $39.3 million at June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, and June 30, 2011, respectively.

Critical Accounting Policies

The accounting and financial policies of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to general practices in the banking industry.  We consider accounting policies that require difficult or subjective judgment and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations.  Based on the size of the item or significance of the estimate, the following accounting policies are considered critical to our financial results.

Allowance for Loan Losses. The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses inherent in the Company’s portfolio at the measurement date.  Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective, as it requires an estimate of the loss for each type of loan and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of the collateral. Management has established a systematic method for periodically evaluating the credit quality of the loan portfolio in order to establish an allowance for loan losses.  The methodology is consistently applied, set forth in a formal policy and includes a review of all loans in the portfolio on which full collectability may or may not be reasonably assured.  Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectability.  Specific allowances or principal write-downs are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis.  We increase our allowance for loan losses by charging provisions for loan losses against our current period income.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Other-Than-Temporary Impairment (“OTTI”). The Company reviews all investment securities with significant declines in fair value for potential OTTI on at least a quarterly basis. Consideration is given to the amount of time that the impairment has existed, the financial condition of the issuer and the probability of receiving the required payments on the investments.  Also, the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value is considered.  The Company records an impairment charge when it believes an investment has experienced a decline in value that is OTTI.  Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels.  Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Fair Value of Acquired Loans. The initial fair value of loans acquired in FDIC-assisted acquisitions and the related FDIC loss-share receivable involved a high degree of judgment and complexity.  On March 19, 2010, the Bank acquired Bank of Hiawassee in an FDIC-assisted acquisition and on April 15, 2011, the Bank acquired New Horizons Bank in an FDIC-assisted transaction.  The carrying value of the acquired loans and the FDIC receivable reflect management’s best estimate based on information available at the time of the acquisition.  The amount that the Bank actually receives on these loans could differ materially from the carrying value reflected in the financial statements based upon the timing and collections on the acquired loans in the future.  To the extent that actual values realized for the acquired loans are different from the initial estimates, the FDIC loss-share receivable will generally be impacted in an offsetting manner due to the nature of the FDIC loss-share agreements.

Comparison of Financial Condition for the Periods Ended June 30, 2011 and December 31, 2010

Assets.  Total assets of the Company increased by $53.5 million, or 5.0%, to $1.1 billion at June 30, 2011.  This increase was primarily due to the acquisition of New Horizons Bank which included $105.4 million of total assets.

Total cash and cash equivalents, which include cash and due from banks and interest-earning bank balances, decreased by $31.6 million, or 26.1%, from $120.9 million at December 31, 2010, to $89.3 million at June 30, 2011. This decrease in cash and cash equivalents was primarily attributable to the purchase of $48.7 million of investment securities.  The Company’s excess liquidity was held in the Company’s account with the Federal Reserve Bank.  Management expects that a portion of these low-yielding bank deposits will be invested in higher-yielding loans and investments over the next several quarters.

During the six-month period ended June 30, 2011, loans receivable increased by $14.1 million, or 1.9%, to $750.6 million at June 30, 2011.  This increase was primarily due to the $49.3 million of loans that were acquired in the New Horizons Bank transaction.   Excluding these acquired loans, the Company’s total loans decreased by $35.2 million during the six-month period.  This decrease was largely due to the Company’s continuing efforts to reduce exposures in its commercial land and residential development loans, coupled with reduced loan demand. During the six-month period ended June 30, 2011, the Company’s non-covered commercial land and residential development loans decreased by $10.6 million, or 16.9%, to $52.3 million.  The Company remains focused on originating owner-occupied commercial real estate loans, commercial business loans, residential loans, and consumer loans to qualified borrowers.

A majority of the Company’s loans are to borrowers that are located in the Charlotte region.  While the economy in the Charlotte region has generally outperformed most other large metropolitan areas of the country during the ongoing economic slowdown, the economy in the Charlotte region remains sluggish.  However, the Company’s loan production has improved from $47.0 million during the first six months of 2010 to $58.5 million during the first six months of 2011.  The Company’s expansion into the North Georgia market will allow us to geographically diversify our loan portfolio.  Although the North Georgia market has sustained significant decreases in real estate values over the past two and a half years, management believes that when economic conditions normalize, this new market will be able to provide additional loan growth for the Company. While continued economic slowdowns in the local markets that we serve would have a negative impact on the Company’s ability to generate loan growth, management will seek to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even in the current economic condition.

During the six-month period ended June 30, 2011, investment securities increased by $44.7 million, or 40.1%, to $156.3 million.  The increase was due to the purchase of $48.7 million in investment securities, held to maturity.  These investment securities were primarily U.S. Government agency mortgage-backed securities that provide for monthly cash flow that can be reinvested in higher-yielding loans when loan demand strengthens. During the six-month period ended June 30, 2011, the Company sold $2.4 million of investment securities and experienced normal maturities and principal amortization of $12.2 million. Management expects the investment portfolio to increase as a percentage of total assets over the next 12 months as the Company’s excess liquidity is invested in higher-yielding investments compared to lower-yielding cash balances.

Other real estate owned, which includes all properties acquired by the Company through foreclosure, totaled $24.8 million at June 30, 2011, compared to $14.7 million at December 31, 2010.   Of the $24.8 million in other real estate owned at June 30, 2011, $14.1 million is covered by FDIC loss-share agreements.  The remaining $10.7 million of non-covered other real estate owned is comprised of $2.4 million of one-to-four family residential dwellings, $538,000 of commercial real estate, and $6.1 million of undeveloped land and $1.7 million of developed residential lots.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition and are predominately located in the Bank’s primary lending area.  Properties may be reappraised after acquisition as market conditions change, resulting in additional valuation adjustments which are reflected in current period noninterest expenses.  Management will continue to aggressively market foreclosed properties for a timely disposition.

During the first six months of 2011, premises and equipment increased by $1.4 million, or 6.1%, to $25.2 million at June 30, 2011.  This increase was primarily due to the acquisition of the premises and equipment of New Horizons Bank for $1.7 million during the second quarter of 2011.  Partly offsetting this increase was normal depreciation of $645,000 on the Company’s premises and equipment during the first six months of 2011. Also, in the second quarter of 2011, the Company consolidated the operations of its supermarket store branch with its Hiawassee full-service branch office.  These two offices were located in the same area, so customer interruption was minimal.

Liabilities. Total liabilities increased by $52.2 million, or 5.4%, from $971.0 million at December 31, 2010, to $1.0 billion at June 30, 2011.  This increase was primarily due to the acquisition of New Horizons Bank which included total liabilities of $102.5 million.

During the first six months of 2011, total deposits increased by $54.1 million, or 6.4%, to $904.6 million at June 30, 2011. The increase in deposits was primarily due to the acquisition of $96.7 million of deposits in the New Horizons Bank transaction, which included $21.6 million of out-of-market deposits.  Substantially all of the $21.6 million of out-of-market deposits were repaid prior to June 30, 2011.  Excluding the acquired deposits, time deposits decreased by $39.6 million, or 8.8% during the six-month period.  This decrease was primarily due to the Company’s high level of liquidity and its focus on increasing deposits by building customer relationships and typically avoiding deposit growth through offering above market rates, especially for single product customers.

Total core deposits, which include all non-time deposits, increased by $27.2 million, or 6.8%, to $429.2 million at June 30, 2011, excluding acquired deposits.  This core deposit growth included a $7.1 million increase in non-interest bearing demand deposits, a $9.7 million increase in interest-bearing demand deposit accounts, a $9.0 million increase in money market accounts, and a $1.4 million increase in savings accounts.   We believe our core deposit growth was partly due to a flight to safety as funds moved from weaker financial institutions as well as a continued emphasis on increasing the Company’s retail and business customers through cross-selling opportunities and enhanced treasury service products.

During the first six months of 2011 borrowed money decreased by $5.1 million, or 5.1%, to $96.1 million at June 30, 2011.  This decrease was primarily due to the maturity of $5.0 million of Federal Home Loan Bank advances during the period.  The Company plans to use excess liquidity to repay these borrowings as they mature.  From time to time additional borrowed money may be used to fund additional loan growth, or to purchase investment securities. The Company acquired $4.2 million of borrowed money in the New Horizons Bank transaction, but these borrowings were repaid in full prior to June 30, 2011.

Shareholders’ Equity.  Total shareholders’ equity increased by $1.3 million, or 1.4%, from $93.4 million at December 31, 2010, to $94.7 million at June 30, 2011.  This increase was primarily due to the net income of $1.4 million during the six-month period and the $538,000 of other comprehensive income that was due to the increase in the fair value of investment securities, available for sale, during the six-month period ended June 30, 2011.  These increases in shareholders’ equity were partly offset by the payment of $228,000 in cash dividends on common stock and $512,000 in cash dividends on preferred stock.

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010

General.  Net income available to common shareholders for the three months ended June 30, 2011, amounted to $2.0 million, or $0.18 per diluted share, as compared to net income available to common shareholders of $98,000, or $0.01 per diluted share, for the three months ended June 30, 2010.  This change was largely related to the acquisition of New Horizons Bank which contributed to a $2.9 million after-tax gain on the acquisition of New Horizons Bank.

Net interest income.  Net interest income increased by $482,000, or 5.9%, to $8.6 million for the second quarter of 2011 as compared to $8.1million for the second quarter of 2010. The Company’s net interest margin increased by 30 basis points to 3.78% for the quarter ended June 30, 2011, compared to 3.48% for the quarter ended June 30, 2010.  This increase in the net interest margin was primarily the result of a decrease in the cost of funds.

Interest income decreased by $775,000, or 6.4%, to $11.4 million for the second quarter of 2011.  This increase was primarily due to a $31.0 million, or 3.3%, decrease in average interest-earning assets during the comparable quarters to $918.1 million for the second quarter of 2011.  This decrease was largely due to a $26.3 million, or 3.4%, decrease in average loans during the respective periods resulting from decreased loan demand.  The Company’s yield on earning assets decreased by one basis point from June 30, 2010, to 4.95% at June 30, 2011.  The decrease in yield was largely due to lower market rates and higher levels of lower-yielding liquid assets, the effects of which were largely offset by the acquisition of $71.2 million of loans in the New Horizons Bank acquisition which were booked at their fair value of $49.3 million.

Interest expense decreased by $1.3 million, or 30.8%, for the comparable quarters to $2.8 million for the second quarter of 2011.  This decrease in interest expense was largely due to lower market interest rates, which resulted in a 49 basis point decrease in the average cost of funds to 1.23% for the quarter ended June 30, 2011.  In addition, to the decrease in cost of funds, average interest-bearing liabilities decreased by $1.5 million to $922.6 million for the second quarter of 2011.  This change included a $22.9 million increase in average interest-bearing deposits and a $24.4 million decrease in average borrowings.  The increase in average interest-bearing deposits was largely due to the acquisition of New Horizons Bank, while the decrease in average borrowings was due to normal maturities during the period.

Provision for loan losses.  The Company’s provision for loan losses decreased from $3.0 million for the second quarter of 2010 to $1.7 million for the second quarter of 2011.  The decrease in the provision for loan losses was largely due to the lower level of non-covered net charge-offs which totaled $964,000, or 0.66% of average non-covered loans annualized, during the second quarter of 2011 compared to $2.4 million, or 1.61% of average non-covered loans annualized, during the second quarter of 2010.  While the Company’s credit quality continues to compare favorably with Southeast peer banks, the continued decline in local economic conditions has resulted in an upward trend in the Company’s level of nonperforming loans. The Company’s ratio of nonperforming non-covered assets to total assets increased from 1.97% at June 30, 2010, to 2.99% at June 30, 2011. Approximately 98.7% of the Company’s nonperforming non-covered loans at June 30, 2011, were secured by real estate predominately located in the Company’s primary lending market.  Management expects that the Company will continue to experience larger than normal loan loss provisions for the next several quarters.

Noninterest income.  Noninterest income increased by $3.5 million to $5.9 million for the three months ended June 30, 2011, as compared to $2.4 million for the three months ended June 30, 2010. The primary reason for the increase was the $4.4 million pre-tax gain from the acquisition of New Horizons Bank in the second quarter of 2011. The following table presents the detail for the three-month periods ending June 30, 2011, and June 30, 2010.

	Three Months Ended
	June 30, 2011	June 30, 2010	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,046	$971	$75
Mortgage banking income	254	357	(103)
Commissions on sales of financial products	69	188	(119)
Income from bank-owned life insurance	214	243	(29)
Gain from acquisition	4,418	605	3,813
Gain on sale of investments, available for sale	1	10	(9)
Loss on sale of other assets	(338)	(203)	(135)
Other income	222	244	(22)
Total noninterest income	$5,886	$2,415	$3,471

Service charges on deposit accounts were higher due to the increased number of demand deposit accounts, due in part to the acquisition of New Horizons Bank, which generate monthly service charges and non-sufficient funds (“NSFs”) fees on overdrafts. Legislation limiting the assessment of NSF fees from overdrafts generated from debit cards in 2010 has had an adverse impact on fee income on deposit accounts.  However, the Company has successfully worked to lessen the negative impact of this legislation by asking customers to “opt-in” to allow overdrafts on their debit cards.  Mortgage banking income was lower in the second quarter of 2011 due to decreased origination activity arising in part from the expiration of tax incentives in 2010.  Commissions on sales of financial products were lower in 2011 largely due to decreased activity and reduced staffing.  Income from bank-owned life insurance decreased slightly due to lower market rates.  The gain on acquisition in the second quarter of 2011 was the initial $4.4 million gain that was booked at acquisition. This gain may be adjusted for a period of up to one year from the acquisition date as additional information about the fair value of the assets acquired and liabilities assumed is received. The gain on sale of investments was lower during the second quarter of 2011, due to the fact that there were fewer investments sold at a gain as compared to the second quarter of 2010.  During the second quarter of 2011, the Company sold $1.4 million in investment securities, available for sale, compared to the sale of $12.7 million in investment securities during the second quarter of 2010.  The loss on sale of other assets was higher due to fewer losses from sale of other real estate owned recognized during the second quarter of 2010.  Other income decreased primarily due lower merchant services income and other miscellaneous items.

Noninterest expense.  Noninterest expense increased by $2.0 million, or 27.4%, to $9.3 million for the quarter ended June 30, 2011.  The following table presents the detail of noninterest expense for the three-month periods ending June 30, 2011 and June 30, 2010.

	Three Months Ended
	June 30, 2011	June 30, 2010	Variance
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$3,806	$3,649	$157
Occupancy and equipment	873	1,039	(166)
Loan collection and other expenses	204	162	42
Advertising and business development	71	95	(24)
Professional services	249	231	18
Data processing and other technology	282	239	43
Deposit insurance	361	354	7
Amortization of intangible assets	136	154	(18)
Other real estate owned valuation adjustments	1,476	209	1,267
Other real estate owned expenses	596	202	394
Acquisition and integration expenses	566	94	472
Other expenses	650	851	(201)
Total noninterest expense	$9,270	$7,279	$1,991

Compensation and benefits increased due to the increased number of employees resulting from the New Horizons Bank acquisition. These additional employees primarily included branch personnel, troubled asset officers, and other support positions.  Occupancy and equipment expense decreased due to the elimination of rent expense paid to the FDIC for the use of the Bank of Hiawassee operations center which was rented by the Company for six months after the acquisition in March 2010 to assist in the integration of the FDIC-assisted acquisition of Bank of Hiawassee.   The Company vacated the operations center in the third quarter of 2010.  Also during the period, the Company added one full-service office due to the acquisition of New Horizons Bank and consolidated the operations of one supermarket office with an existing office.  Increases in loan collection expenses, professional services, data processing and other technology, and deposit insurance were directly related to the additional office, personnel and customers that resulted from the New Horizons Bank acquisition.  Advertising and business development expenses decreased primarily due to additional expenses incurred during the second quarter of 2010 related to the acquisition of Bank of Hiawassee.  Amortization of intangible assets was slightly lower due to the reduced amortization expense related to the core deposit intangible that was created as a result of previous acquisitions.  This intangible asset is being amortized over an eight-year period using the accelerated method, resulting in a progressive decreased expense over the amortization period.  Other real estate owned valuation adjustments and other real estate owned expenses increased due to an increasing amount of foreclosed properties and a continuing decline in local real estate values for commercial land and residential development properties.  Acquisition and integration expenses increased due to expenses related to the New Horizons Bank acquisition during the second quarter of 2011.  Additional acquisition and integration expenses will likely be incurred over the next several months but at much lower levels.  Other expenses decreased primarily as a result of various miscellaneous items.

Income taxes.  The Company recognized an income tax expense of $1.2 million for the quarter ended June 30, 2011, compared to an income tax benefit of $108,000 for the quarter ended June 30, 2010.  The increase in the income tax expense was due to the increase in the pre-tax income in the second quarter of 2011 compared to the pre-tax income in the second quarter of 2010.

Comparison of Results of Operations for the Six Months Ended June 30, 2011 and 2010

General.  Net income available to common shareholders for the six months ended June 30, 2011, amounted to $893,000, or $0.08 per diluted share, as compared to net income available to common shareholders of $10.1 million, or $1.20 per diluted share, for the six months ended June 30, 2010.  This change was largely related to the acquisition of Bank of Hiawassee which contributed to a $19.3 million pre-tax gain from acquisition for the six month period ended June 30, 2010.

Net interest income.  Net interest income increased by $2.3 million, or 16.6%, to $16.1 million for the first six months of 2011 as compared to $13.8 million for the first six months of 2010. The Company’s net interest margin increased by 25 basis points to 3.62% for the six months ended June 30, 2011, compared to 3.37% for the six months ended June 30, 2010.  This increase in the net interest margin was primarily the result of the cost of funds falling at a faster rate than the yield on assets.

Interest income increased by $500,000, or 2.4%, to $21.8 million for the first six months of 2011.  This increase was primarily due to a $69.3 million increase in average interest-earning assets during the comparable six months to $910.0 million for the first six months of 2011.  This increase was largely due to the acquisition of Bank of Hiawassee in March 2010, and the acquisition of New Horizons Bank in April 2011.  The positive effect of the increase in interest-earning assets was partly offset by a 20 basis point decrease in the average yield on earning assets during the respective periods to 4.79% for the six months ended June 30, 2011. The decrease in yield was largely due to lower market rates and higher levels of lower-yielding liquid assets held during the first six months of 2011.

Interest expense decreased by $1.8 million, or 24.0%, for the comparable periods to $5.7 million for the first six months of 2011.  This decrease in interest expense was largely due to lower market interest rates, which resulted in a 60 basis point decrease in the average cost of funds to 1.27% for the six months ended June 30, 2011.  The decrease in cost of funds offset the effects of a $102.3 million increase in the average interest-bearing liabilities to $900.6 million for the first six months of 2011.  This change included a $114.4 million increase in average interest-bearing deposits and a $12.1 million increase in average borrowings. The increase in average interest-bearing deposits was largely due to the aforementioned acquisitions, while the decrease in average borrowings was due to normal maturities during the period.

Provision for loan losses.  The Company’s provision for loan losses decreased from $6.1 million for the first six months of 2010 to $4.7 million for the first six months of 2011.  The decrease in the provision for loan losses was largely due to lower levels of net charge-offs which totaled $3.9 million, or 1.33% of average non-covered loans annualized, during the first six months of 2011 compared to $5.4 million, or 1.79% of average non-covered loans annualized, during the first six months of 2010.  While the Company’s credit quality continues to compare favorably with Southeast peer banks, the continued decline in local economic conditions has resulted in an upward trend in the Company’s level of nonperforming loans. The Company’s ratio of nonperforming non-covered assets to total assets increased from 1.97% at June 30, 2010, to 2.99% at June 30, 2011. Approximately 98.7% of the Company’s nonperforming non-covered loans at June 30, 2011, were secured by real estate predominately located in the Company’s primary lending market.  Management expects that the Company will continue to experience larger than normal loan loss provisions for the next several quarters.

Noninterest income.  Noninterest income decreased by $15.2 million to $7.4 million for the six months ended June 30, 2011, as compared to $22.6 million for the six months ended June 30, 2010. The primary reason for the decrease was the $19.3 million gain from the acquisition of Bank of Hiawassee in the first six months of 2010.  The following table presents the detail for the six-month periods ending June 30, 2011, and June 30, 2010.

	Six Months Ended
	June 30, 2011	June 30, 2010	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,004	$1,761	$243
Mortgage banking income	491	567	(76)
Commissions on sales of financial products	136	306	(170)
Income from bank-owned life insurance	397	432	(35)
Gain from acquisition	4,163	19,338	(15,175)
Gain on sale of investments, available for sale	1	44	(43)
Loss on sale of other assets	(326)	(266)	(60)
Other income	500	418	82
Total noninterest income	$7,366	$22,600	$(15,234)

Service charges on deposit accounts were higher due to the increased number of demand deposit accounts which generate monthly service charges and non-sufficient funds (“NSFs”) fees on overdrafts. Legislation limiting the assessment of NSF fees from overdrafts generated from debit cards in 2010 has had an adverse impact on fee income on deposit accounts.  However, the Company has successfully worked to lessen the negative impact of this legislation by asking customers to “opt-in” to allow overdrafts on their debit cards.  Mortgage banking income was lower in the first six months of 2011 due to decreased origination activity arising in part from the expiration of tax incentives in 2010.  Commissions on sales of financial products were lower in 2011 largely due to decreased activity and reduced staffing.  Income from bank-owned life insurance decreased slightly due to lower market rates.  The gain on acquisition in the first six months of 2010 was related to the Bank of Hiawassee acquisition. The $4.2 million gain on acquisition for the first six months of 2011 represents the initial $4.4 million gain on acquisition of New Horizons Bank and a subsequent downward adjustment to the gain on acquisition of Bank of Hiawassee during the first quarter of 2011.   The gain on sale of investments was lower during the first six months of 2011, due to the fact that there were fewer investments sold at a gain as compared to the first six months of 2010.  During the first six months of 2011, the Company sold $2.4 million in investment securities compared to the sale of $22.1 million in investment securities during the first six months of 2010.  The loss on sale of other assets was higher due to fewer losses from sale of other real estate owned recognized during the first six months of 2010.  Other income increased primarily due an increase in rental income on other real estate owned, increased safe deposit box rental income, and other miscellaneous items.

Noninterest expense.  Noninterest expense increased by $3.3 million, or 24.3%, to $16.9 million for the six months ended June 30, 2011.  The following table presents the detail of noninterest expense for the six-month periods ending June 30, 2011 and June 30, 2010.

	Six Months Ended
	June 30, 2011	June 30, 2010	Variance
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$7,454	$6,295	$1,159
Occupancy and equipment	1,701	1,722	(21)
Loan collection and other expenses	494	291	203
Advertising and business development	125	150	(25)
Professional services	502	467	35
Data processing and other technology	522	331	191
Deposit insurance	695	614	81
Amortization of intangible assets	275	218	57
Other real estate owned valuation adjustments	1,984	694	1,290
Other real estate owned expenses	597	352	245
Acquisition and integration expenses	611	882	(271)
Other expenses	1,985	1,619	366
Total noninterest expense	$16,945	$13,635	$3,310

Compensation and benefits increased due to the increased number of employees resulting from the acquisitions. These additional employees primarily included branch personnel, troubled asset officers, FDIC loss-share specialists and other support positions.  Occupancy and equipment expense decreased slightly due to the elimination of rent expense paid to the FDIC for the Bank of Hiawassee operations center in 2010 which was used during the integration of the Bank of Hiawassee acquisition.  The Company did not purchase the operations center which was vacated during the third quarter of 2010.  As a result of the aforementioned acquisitions, the Company added five full-service branch offices. Loan collection and other expenses increased due to a higher number of delinquent and troubled loans.  A large portion of these loans are covered by FDIC loss-share agreements, resulting in the Company paying 20% of qualified expenses on these covered loans.   Advertising and business development expenses decreased partly due to lower loan demand resulting from slower local economic activity.  Increases in professional services, data processing and other technology, and deposit insurance were directly related to the additional offices, personnel and customers that resulted from the acquisitions. Amortization of intangible assets was higher due to the amortization expense related to the $1.8 million core deposit intangible that was created as a result of the acquisitions.  This intangible asset is being amortized over an eight-year period using the accelerated method.  The increased number of foreclosed properties and the lower real estate values resulted in the increased valuation adjustment on other real estate owned and higher expenses on other real estate owned.  Acquisition and integration expenses were lower since the Bank of Hiawassee acquisition in 2010 was larger than the New Horizons Bank acquisition, which resulted in a higher level of integration expense.  Other expenses increased primarily as a result of higher office supplies and communications expense resulting from the increase in the number of branch offices during the period.

Income taxes.  The Company recognized income tax expense of $442,000 for the six months ended June 30, 2011, compared to income tax expense of $6.1 million for the six months ended June 30, 2010.  The decrease in the tax expense was due to the reduction of pre-tax income in the first six months of 2011 compared to the pre-tax income in the first six months of 2010.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  As of June 30, 2011, the Company’s cash and cash equivalents totaled $89.3 million.  Of this amount, $56.1 million was held in the Company’s account with the Federal Reserve Bank.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $95.9 million available to draw from its line of credit with the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally investment securities that are obligations of, or guaranteed by, U.S. Government Agencies, or Government Sponsored Enterprises) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $16.0 million available from an unsecured federal funds accommodation with Pacific Coast Bankers Bank (“PCBB”).  PCBB is the Company’s primary correspondent bank. The federal funds facility is available through June 30, 2012, and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this facility are generally repaid on a daily basis at a rate determined by PCBB based on their marginal cost of funds.  Advances are limited to not more than 10 consecutive days at a time.  The Company also has an unsecured federal funds accommodation with CenterState Bank of Florida in the amount of $5.0 million.  The credit facility, which is used to fund short-term liquidity needs, may be terminated at any time and may not be outstanding for more than 14 consecutive days.   The Company may also solicit brokered deposits for providing funds for asset growth.  As of June 30, 2011, the Company had no outstanding brokered deposits and $2.5 million of internet deposits that were assumed from the acquisition of Bank of Hiawassee and New Horizons Bank.  These internet deposits are not renewed at maturity. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At June 30, 2011, the Company had loan commitments of $33.8 million, unused lines of credit of $88.0 million, and undisbursed construction loan proceeds of $1.1 million.  See Note 11 – Commitments for additional details. The Company also has various leases in place to provide office space for four full-service offices and one in-store office.  The current annualized cost of these leases was $608,000.  Management does not expect any material changes in the amount of the leases over the next five years. Short-term borrowings totaled $15.9 million at June 30, 2011.  These short-term borrowings consisted of $11.9 million of daily securities sold under repurchase agreements and $4.0 million of FHLB advances that mature over the next 12 months. The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing. The Company believes that given its current level of internal and external sources of liquidity, it has adequate resources to fund loan commitments and lines of credit, repay short-term borrowings if necessary, and fund any other normal obligations that may arise in the near future.

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

The Bank’s actual capital levels and regulatory capital ratios as of June 30, 2011, are presented in the following table.

	Actual		Minimum Requirements to be Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	$113,360	17.29%	$66,024	10.00%
Tier 1 capital (to risk-weighted assets)	105,088	16.03%	39,615	6.00%
Tier 1 capital (to adjusted total assets)	105,088	9.42%	55,761	5.00%
Tangible capital (to adjusted total assets)	105,088	9.42%	33,457	3.00%

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

Item 1A.  Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any common stock during the quarter ended June 30, 2011.

Item 6.   Exhibits

31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Written statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Written statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101       Financial statements and related notes formatted in XBRL. (*)

(*)       To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens South Banking Corporation

Date: August 15, 2011                                                                           By:    /s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: August 15, 2011                                                                           By:    /s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer