Form 10-Q/A
period 2011-06-30
CITIZENS SOUTH BANKING CORP
filed 2011-09-06
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Explanatory Note

Citizens South Banking Corporation is filing this Form 10-Q/A (Amendment No. 1) to our quarterly report on Form 10-Q for the quarter ended June 30, 2011, that was filed with the Securities and Exchange Commission on August 15, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files as Exhibit 101.  No other changes have been made to the Form 10-Q.

This Form 10-Q/A continues to speak to the original filing date of the Form 10-Q and does not reflect any events that may have occurred after the original filing date and does not modify or update any disclosures made in the original filing.

Item 6. Exhibits

31.1 (*) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (*) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (*) Written statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (*) Written statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101       Financial statements and related notes formatted in XBRL.

(*)       Previously filed on Form 10-Q for the quarterly period ended June 30, 2011, with the Securities and Exchange Commission on August 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens South Banking Corporation

Date: September 2, 2011                                                                           By: /s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer