Form 10-Q
period 2011-09-30
CITIZENS SOUTH BANKING CORP
filed 2011-11-14
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]    No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports).  Yes [x]    No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]                                                             Accelerated filer [ ]
Non-accelerated filer   [ ]                                                             Smaller Reporting Company [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [ ]   No [x]

As of November 14, 2011, there were 11,506,324 shares outstanding of the Registrant’s common stock, $0.01 par value.

Citizens South Banking Corporation

Part I.     Financial Information
Item 1.    Financial Statements

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011	December 31, 2010*
(Dollars in thousands, except share and per share data)	(unaudited)

ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,150	$15,110
Interest bearing deposits	87,580	105,789
Cash and cash equivalents	102,730	120,899
Investment securities available for sale, at fair value (amortized cost of $54,270 and $74,335 at September 30, 2011 and December 31, 2010, respectively)	54,938	74,308
Investment securities held to maturity, at amortized cost (fair value of $80,268 and $37,638 at September 30, 2011, and December 31, 2010, respectively)	77,505	37,278
Federal Home Loan Bank stock, at cost	5,362	5,715
Presold loans in process of settlement	865	4,034
Loans:
Covered by FDIC loss-share agreements	168,940	147,576
Not covered by FDIC loss-share agreements	582,065	588,934
Allowance for loan losses	(12,956)	(11,924)
Loans, net	738,049	724,586
Other real estate owned	20,973	14,652
Premises and equipment, net	25,059	23,785
FDIC loss share receivable	41,671	24,848
Accrued interest receivable	2,869	3,001
Bank-owned life insurance	18,816	18,230
Intangible assets	1,499	1,690
Other assets	8,638	11,461
Total assets	$1,098,974	$1,064,487

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$888,580	$850,456
Securities sold under repurchase agreements	9,641	9,432
Borrowed money	80,673	85,782
Subordinated debt	15,464	15,464
Other liabilities	9,834	9,910
Total liabilities	1,004,192	971,044

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 1,000,000 shares; Issued and outstanding: 20,500 shares	20,734	20,672
Common stock, $0.01 par value, Authorized: 20,000,000 shares; Issued: 11,561,464 shares; Outstanding: 11,506,324 shares at September 30, 2011, and 11,508,750 shares at December 31, 2010	124	124
Additional paid-in-capital	63,234	63,000
Retained earnings, substantially restricted	10,279	9,663
Accumulated other comprehensive income (loss)	411	(16)
Total shareholders' equity	94,782	93,443
Total liabilities and shareholders' equity	$1,098,974	$1,064,487

* Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(Dollars in thousands, except per share data)

Interest Income:
Interest and fees on loans	$10,233	$10,757	$30,023	$30,243
Investment securities:
Taxable interest income	893	620	2,669	1,914
Tax-exempt interest income	72	131	209	509
Other interest income	48	88	151	236
Total interest income	11,246	11,596	33,052	32,902
Interest Expense:
Deposits	1,701	2,702	5,683	7,871
Repurchase agreements	13	27	50	83
Borrowed money	757	825	2,283	2,605
Subordinated debt	83	236	218	707
Total interest expense	2,554	3,790	8,234	11,266

Net interest income	8,692	7,806	24,818	21,636
Provision for loan losses	1,350	3,000	6,050	9,050
Net interest income after provision for loan losses	7,342	4,806	18,768	12,586
Noninterest Income:
Service charges on deposit accounts	1,084	1,031	3,088	2,893
Mortgage banking income	350	461	841	1,028
Commissions on sales of financial products	70	53	206	359
Income from bank-owned life insurance	189	196	586	627
Gain (loss) from acquisition	(48)	193	4,115	19,531
Gain on sale of investments, available for sale	110	305	111	349
Gain (loss) on sale of other assets	41	(185)	(285)	(451)
Other income	194	236	694	554
Total noninterest income	1,990	2,290	9,356	24,890
Noninterest Expense:
Compensation and benefits	3,736	3,777	11,190	10,069
Occupancy and equipment	866	732	2,567	2,454
Loan collection and other expenses	333	271	827	560
Advertising and business development	114	80	239	233
Professional services	237	262	739	729
Data processing and other technology	293	242	815	666
Deposit insurance	421	355	1,116	969
Amortization of intangible assets	137	154	412	372
Other real estate owned valuation adjustments	1,308	393	3,292	1,088
Other real estate owned expenses	309	333	906	685
Acquisition and integration expenses	143	141	754	1,022
Other expenses	1,034	1,041	3,019	2,570
Total noninterest expense	8,931	7,781	25,876	21,417
Income (loss) before income tax expense (benefit)	401	(685)	2,248	16,059
Income tax expense (benefit)	28	(413)	470	5,680
Net income (loss)	373	(272)	1,778	10,379
Dividends on preferred stock	247	256	759	769

Net income (loss) available to common shareholders	$126	$(528)	$1,019	$9,610

Earnings (loss) per common share - basic	$0.01	$(0.05)	$0.09	$1.04
Earnings (loss) per common share - diluted	0.01	(0.05)	0.09	1.04

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

				Retained	Accumulated
			Additional	Earnings,	Other	Total
	Preferred	Common	Paid-in	Substantially	Comprehensive	Shareholders'
	Stock	Stock	Capital	Restricted	Income (Loss)	Equity
(Dollars in thousands, except share and per share data)

Balances, January 1, 2010	$20,589	$91	$48,528	$3,411	$(297)	$72,322

Comprehensive income:
Net income	-	-	-	10,379	-	10,379
Other comprehensive income, net of tax	-	-	-	-	395	395
Issuance of 1,490,400 shares of common stock	-	15	5,745	-	-	5,760
Issuance of 8,280 shares of preferred stock	8,280	-	-	-	-	8,280
Conversion of 8,280 shares of preferred stock to 1,839,999 shares of common stock	(8,280)	18	8,262	-	-	-
Accretion of discount on preferred stock	62	-	-	(62)	-	-
Allocation from shares purchased with loan to ESOP	-	-	137	-	-	137
Vesting of Recognition and Retention Plan ("RRP")	-	-	272	-	-	272
Stock-based compensation	-	-	74	-	-	74
Cash dividends on preferred stock	-	-	-	(769)	-	(769)
Cash dividends on common stock ($0.09)	-	-	-	(1,168)	-	(1,168)

Balances, September 30, 2010	$20,651	$124	$63,018	$11,791	$98	$95,682

Balances, January 1, 2011	$20,672	$124	$63,000	$9,663	$(16)	$93,443

Comprehensive income:
Net income	-	-	-	1,778	-	1,778
Other comprehensive income+A11, net of tax	-	-	-	-	427	427
Redemption of 20,500 shares of preferred stock issued to the US Treasury under the Capital Purchase Program, a part of the Troubled Asset Relief Program ("TARP")	(20,500)	-	-	-	-	(20,500)
Issuance of 20,500 shares of preferred stock issued to the US Treasury under the Small Business Lending Fund ("SBLF")	20,500	-	-	-	-	20,500
Accretion of discount on preferred stock	62	-	-	(62)	-	-
Allocation from shares purchased with loan to ESOP	-	-	29	-	-	29
Issuance of shares under RRP	-	-	(10)	-	-	(10)
Vesting of RRP	-	-	137	-	-	137
Stock-based compensation	-	-	78	-	-	78
Cash dividends on preferred stock	-	-	-	(759)	-	(759)
Cash dividends on common stock ($0.03)	-	-	-	(341)	-	(341)

Balances, September 30, 2011	$20,734	$124	$63,234	$10,279	$411	$94,782

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Nine Months Ended
	September 30,
	2011	2010
(Dollars in thousands)

Cash flows from operating activities:
Net income	$1,778	$10,379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,050	9,050
Depreciation of premises and equipment	943	934
Deferred income tax expense (benefit)	(217)	2,337
Gain on acquisition	(4,115)	(19,531)
Gain on sale of investment securities available for sale	(111)	(349)
Loss on sale of other assets	285	451
Valuation adjustment on other real estate owned	3,292	1,088
Net purchase accounting adjustments	8,243	652
Net (increase) decrease in loans available for sale	3,168	(3,099)
Deferred loan origination fees	179	59
Amortization of intangible assets	412	372
Allocation of shares to the ESOP	29	137
Stock-based compensation expense	78	74
Vesting of shares issued for the RRP	127	272
Decrease in accrued interest receivable	430	581
Decrease in other assets	17,694	3,833
Increase (decrease) in other liabilities	(1,662)	3,752
Net cash provided by operating activities	36,603	10,992

Cash flows from investing activities:
Net decrease in loans made to customers	8,232	30,469
Proceeds from sales of investment securities available for sale	9,956	43,109
Proceeds from sales of other real estate owned	9,608	4,634
Proceeds from maturities/issuer calls of investment securities available for sale	19,923	20,076
Proceeds from maturities/issuer calls of investment securities held to maturity	8,592	30,015
Purchases of investment securities available for sale	-	(60,188)
Purchases of investment securities held to maturity	(48,820)	(13,597)
Net cash received in acquisition	7,913	95,058
Redemption of FHLB stock	780	458
Purchases of premises and equipment	(2,180)	(9,263)
Net cash provided by investment activities	14,004	140,771

Cash flows from financing activities:
Net decrease in deposits	(58,600)	(35,778)
Dividends paid to common stockholders	(341)	(1,168)
Dividends paid to preferred stockholders	(759)	(769)
Issuance of common stock	-	14,040
Net decrease in borrowed money and repurchase agreements	(9,116)	(27,162)
Increase in advances from borrowers for insurance and taxes	40	36
Net cash used in financing activities	(68,776)	(50,801)

Net increase (decrease) in cash and cash equivalents	(18,169)	100,962
Cash and cash equivalents at beginning of year	120,899	53,180
Cash and cash equivalents at end of year	$102,730	$154,142

Supplemental non-cash investing activity:
Foreclosed loans transferred to other real estate owned	$13,094	$10,795

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In management’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the interim financial statements as of and for the three- and nine-month periods ended September 30, 2011 and 2010, and have been included as required by Regulation S-X Rule 10-01. They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The accompanying unaudited consolidated financial statements include the accounts of Citizens South Banking Corporation, its wholly-owned subsidiary, Citizens South Bank, and the Bank’s wholly-owned subsidiary, Citizens South Financial Services, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain of the prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications were immaterial to the financial statements. Results for the three- and nine-month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2011.

Note 2 - Recent Accounting Pronouncements

A summary of the accounting policies followed by the Company may be found in Note 1 – Summary of Significant Accounting Policies in the 2010 Annual Report on Form 10-K filed with the SEC.  Updates to the significant accounting policies are reported in the Company’s quarterly reports filed with the SEC on Form 10-Q as new or revised accounting pronouncements are made. The following paragraphs update that information for the third quarter of 2011.

In July 2010, the Receivables topic of the Accounting Standards Codification ("ASC") was amended by Accounting Standards Update ("ASU") 2010-20 to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables.  The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements. Disclosures about Troubled Debt Restructurings ("TDRs") required by ASU 2010-20 were deferred by the Financial Accounting Standards Board ("FASB") in ASU 2011-01 issued in January 2011.  In April 2011, the F ASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.  The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 are effective for reporting periods beginning after June 15, 2011.  The Company adopted this ASU during the quarter ended September 30, 2011.  There was no material impact on the Company’s consolidated financial statements as a result of the adoption of this ASU.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB ACS Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.  The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently in the process of evaluating the impact that this ASU may have on the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB ASC in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The Company is currently in the process of evaluating the impact that this ASU may have on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements other than the change in presentation of comprehensive income when this ASU is adopted.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to September 30, 2011. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Earnings per Common Share

The Company has presented both basic and diluted earnings per common share (“EPS”).  Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding for the period and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury method.

The potential common stock of the Company includes stock options and unvested shares issued for the Recognition and Retention Plan (“RRP”) granted to various directors and officers of the Bank and unexercised warrants issued to the U.S. Treasury. The Company excluded 763,977 outstanding options and RRPs from the calculation of diluted earnings per share for the three- and nine-month periods ended September 30, 2011, and 797,927 outstanding options and RRP shares from the calculation of diluted earnings per share for the three- and nine-month periods ended September 30, 2010, because the exercise price exceeded the average closing price of the shares of common stock during the respective period and, accordingly would have been anti-dilutive. All of the 450,314 warrants had an exercise price of $6.83 which was in excess of the market value of the stock at September 30, 2011 and September 30, 2010, so no warrants were included in the calculation of diluted earnings per share for either period since they would have also been anti-dilutive.

The following is a reconciliation of the diluted earnings per share calculation for the three- and nine-month periods ended September 30, 2011 and 2010:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)

Net income (loss) available to common shareholders	$126	$(528)	$1,019	$9,610
Weighted average number of shares outstanding	11,462,107	10,844,386	11,455,153	9,260,762
Basic earnings (loss) per share	$0.01	$(0.05)	$0.09	$1.04

Net income (loss) available to common shareholders	$126	$(528)	$1,019	$9,610
Weighted average number of shares outstanding	11,462,107	10,844,386	11,455,153	9,260,762
Incremental shares from assumed exercise of stock options and restricted stock	-	-	-	-
Weighted average number of shares outstanding - diluted	11,462,107	10,844,386	11,455,153	9,260,762
Diluted earnings (loss) per share	$0.01	$(0.05)	$0.09	$1.04

Note 4 – Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investment securities. Information concerning the Company’s total comprehensive income (loss) for the three- and nine-month periods ended September 30, 2011 and 2010 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income (loss)	$373	$(272)	$1,778	$10,379

Other comprehensive income (loss):
Investment securities, available for sale:
Unrealized holding gains (losses) arising during period	(70)	422	806	992
Tax benefit (expense)	27	(163)	(311)	(382)
Reclassification for realized gains included in net income	(110)	(305)	(111)	(349)
Tax benefit	42	118	43	135
Other comprehensive income (loss)	(111)	72	427	395
Total comprehensive income (loss)	$262	$(200)	$2,205	$10,774

Note 5 – Investment Securities

The following is a summary of the investment securities portfolio by major classification:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
September 30, 2011
Available for sale:
U.S. Government Agency obligations	$7,196	$84	$-	$7,280
Municipal bonds	6,771	113	-	6,884
Mortgage-backed securities	37,050	328	10	37,368
SBA securities	1,257	71	-	1,328
Other securities	1,996	219	137	2,078
Subtotal	54,270	815	147	54,938

Held to maturity:
U.S. Treasury obligations	9,968	70	-	10,038
U.S. Government Agency obligations	6,998	15	-	7,013
Mortgage-backed securities	56,539	2,805	-	59,344
Other securities	4,000	-	127	3,873
Subtotal	77,505	2,890	127	80,268

Total	$131,775	$3,705	$274	$135,206

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
December 31, 2010
Available for sale:
U.S. Government Agency obligations	$19,297	$23	$122	$19,198
Municipal bonds	11,602	40	128	11,514
Mortgage-backed securities	40,655	293	175	40,773
Other securities	2,781	110	68	2,823
Subtotal	74,335	466	493	74,308

Held to maturity:
U.S. Treasury obligations	9,955	-	38	9,917
U.S. Government Agency obligations	8,509	4	129	8,384
Mortgage-backed securities	14,814	641	37	15,418
Other securities	4,000	-	81	3,919
Subtotal	37,278	645	285	37,638

Total	$111,613	$1,111	$778	$111,946

The following tables set forth the amount of the unrealized losses and fair values of the investment securities by investment types segregated between those that have been in a continuous unrealized-loss position for less than twelve months and those investments that have been in a continuous unrealized-loss position for more than twelve months at September 30, 2011 and December 31, 2010.  At September 30, 2011, the unrealized losses related to five mortgage-backed securities, four corporate bonds and four other securities.  Of these 13 securities, four have been in a continuous-loss position for more than 12 months.  At December 31, 2010, the unrealized losses related to two U.S. Treasury obligations, 14 municipal bonds, seven mortgage-backed securities, and six other securities.  Of these 39 securities, three have been in a continuous-loss position for more than 12 months.  As of September 30, 2011, and December 31, 2010, management concluded that the unrealized losses presented above were temporary in nature since the unrealized losses were attributable to changes in interest rates and not a deterioration of the credit quality of the issuers.  Also, the Company has the intent and ability to hold these investment securities until maturity or until such unrealized losses are eliminated.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
September 30, 2011
Available for sale:
Mortgage-backed securities	$3,526	$9	$94	$1	$3,620	$10
Other securities	416	67	75	70	491	137

Subtotal	3,942	76	169	71	4,111	147

Held to maturity:
Other securities	$2,883	$117	$990	$10	$3,873	$127

Subtotal	2,883	117	990	10	3,873	127

Total	$6,825	$193	$1,159	$81	$7,984	$274

December 31, 2010
Available for sale:
U.S. Govt. Agency obligations	$18,113	$122	$-	$-	$18,113	$122
Municipals bonds	8,376	128	-	-	8,376	128
Mortgage-backed securities	9,395	174	108	1	9,503	175
Other securities	-	-	104	68	104	68

Subtotal	35,884	424	212	69	36,096	493

Held to maturity:
U.S. Treasury obligations	$9,917	$38	$-	$-	$9,917	$38
U.S. Govt. Agency obligations	5,881	129	-	-	5,881	129
Mortgage-backed securities	3,049	37	-	-	3,049	37
Other securities	3,919	81	-	-	3,919	81

Subtotal	22,766	285	-	-	22,766	285

Total	$58,650	$709	$212	$69	$58,862	$778

From time to time the Company will pledge investment securities as collateral to secure public deposits and for other purposes as required or allowed by law.  The amortized cost of these pledged investment securities was $84.2 million at September 30, 2011 and $67.5 million at December 31, 2010.

Note 6 - Loans

The Company makes various business and consumer loans in the normal course of business.  A brief description of these types of loans is as follows:

One-to-four family residential – This portfolio primarily consists of loans secured by properties in the Company’s normal lending area.  The Company originates fixed and adjustable rates for terms of 10 to 30 years, including conventional and jumbo loans.  These loans generally have an original loan-to-value ratio (“LTV”) of 80% or less.  Those loans with an initial LTV of more than 80% typically have private mortgage insurance to protect the Bank.  This type of loan has historically possessed a lower than average level of loss to the Bank.

Multifamily residential – This portfolio is moderately seasoned and is generally secured by properties in the Bank’s normal lending area.  These loans generally have an initial LTV of 75% and an initial debt service coverage ratio of 1.2x to 1.0x.  This Bank has not experienced any significant losses in this loan portfolio over the past 18 months.

Construction – This portfolio has decreased significantly over the past several years as fewer construction loans have been made during the economic downturn.  These loans are located in the Company’s normal lending area and had an initial LTV of 80%.  Approximately 57% of these loans are secured by residential properties and 43% are secured by commercial properties.  This type of loan has historically possessed a lower than average level of loss to the Bank.

Commercial land and residential development – These categories include raw undeveloped land and developed residential lots held by builders and developers.  Generally, the initial LTV for raw land was 65% and the initial LTV for developed lots was 90%.  Given the significant decline in value for both developed and undeveloped land due to reduced demand, these loan portfolios possess an increased level of risk compared to other loan categories.

Other commercial real estate – This portfolio consists of nonresidential improved real estate which includes churches, shopping centers, office buildings, etc.  These loans typically had an initial LTV of 75% and an initial debt service ratio of 1.2x to 1.0x.  These properties are generally located in the Company’s normal lending area.  Decreased rental income due to the economic slowdown has caused some deterioration in values.  However, this loan portfolio has historically possessed a lower than average loss history compared to the Bank’s entire portfolio.

 Consumer real estate – This category includes home equity lines of credit (“HELOCs”) and loans secured by residential lots purchased by consumers.  The HELOCs generally had an adjustable rate tied to prime rate and a term of 15 years.  The HELOCs initially had an LTV of up to 85%.  The residential lot loans typically had a term of five years or less and were made at an initial LTV of up to 90%.  Many of these properties have declined in value over the past several years.  However, the loss history for these types of loans has been lower than average for the Bank over the past 18 months.

Commercial business – These loans include loans to businesses that are not secured by real estate.  These loans are typically secured by accounts receivable, inventory, equipment, etc.  Commercial loans are typically granted to local businesses that have a strong track record of profitability and performance.  This category of loans incurred slightly lower than average losses for the Bank over the past 18 months.

Other consumer - These loans are either unsecured or secured by automobiles, marketable securities, etc.  They are generally granted to local customers that have a banking relationship with our Bank.  The loss history for this category of loans has been higher than the Bank average over the past 18 months.

The following is a summary of loans outstanding by category at the periods presented:

	Loans covered by FDIC-loss share agreements	Loans not covered by FDIC-loss share agreements	Total	Loans covered by FDIC-loss share agreements	Loans not covered by FDIC-loss share agreements	Total
	(Dollars in thousands)

Real estate:
One-to-four family residential	$36,543	$115,313	$151,856	$32,755	$101,014	$133,769
Multifamily residential	2,965	18,810	21,775	2,993	20,674	23,667
Construction	1,454	19,631	21,085	207	20,214	20,421
Land and development	21,893	50,395	72,288	29,838	62,887	92,725
Other commercial real estate	79,943	226,980	306,923	52,117	234,483	286,600
Consumer real estate	9,514	104,078	113,592	8,827	109,194	118,021
Total real estate	152,312	535,207	687,519	126,737	548,466	675,203
Commercial business	10,233	40,918	51,151	13,060	34,993	48,053
Other consumer	6,395	5,940	12,335	7,779	5,475	13,254
Total loans	$168,940	$582,065	751,005	$147,576	$588,934	736,510
Less: Allowance for loan losses			12,956			11,924
Total net loans			$738,049			$724,586

The Company, through its normal lending activity, originates substantially all of its loans to borrowers that are located in the Piedmont (central) Region of North and South Carolina and the North Georgia Region. The Company also has presold loans in process of settlement which totaled $865,000 at September 30, 2011, and $4.0 million at December 31, 2010.  These presold loans in process of settlement were not included in the table above.

As of September 30, 2011, the Company had $168.9 million in loans covered by FDIC loss-share agreements as a result of the acquisition of loans from Bank of Hiawassee and New Horizons Bank in separate FDIC-assisted transactions (referred to as “covered loans”).  The loans acquired in the Bank of Hiawassee transaction in March 2010 are covered by two loss-share agreements between the FDIC and the Bank, which afford the Bank significant protection against future loan losses.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans and five years for losses and eight years on recoveries on nonresidential loans. At acquisition, the Bank recorded an estimated receivable from the FDIC in the amount of $36.3 million, which represented the discounted value of the FDIC’s estimated portion of the expected future loan losses.  New loans made after the acquisition date are not covered by the FDIC loss-share agreements. These covered loans totaled $123.6 million at September 30, 2011.

In April 2011 the Company acquired New Horizons Bank in an FDIC-assisted transaction.  As part of this transaction, the Company acquired $49.3 million in loans at fair value. Of the acquired loans, $47.4 million are covered by two loss-share agreements between the FDIC and the Bank.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses and qualified expenses.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans and five years for losses and eight years on recoveries on nonresidential loans. At acquisition, the Bank recorded an estimated receivable from the FDIC in the amount of $19.9 million, which represented the discounted value of the FDIC’s estimated portion of the expected future loan losses.  The remaining $1.9 million in loans acquired in the New Horizons Bank transaction were not covered by FDIC loss-share agreements.  As such, any losses incurred on these non-covered loans will be the sole responsibility of the Bank. New loans made after the acquisition date are not covered by the FDIC loss-share agreements. These covered loans totaled $45.3 million at September 30, 2011.

A portion of the fair value discount on the acquired loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans.  The remaining nonaccretable difference represents cash flows not expected to be collected.  The changes in the accretable yield and the carrying amounts of the covered loans for the three- and nine-month periods ended September 30, 2011 are presented in the following tables.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount
	(in thousands)

Balance at beginning of period	$(729)	$177,047	$1,050	$147,576
Additions due to acquisition	-	-	(1,813)	49,260
Reductions from payments and foreclosures, net	(106)	(8,405)	(285)	(28,407)
Accretion	298	298	511	511
Balance at end of period	$(537)	$168,940	$(537)	$168,940

Note 7 – Credit Quality of Loans

Loan Payment Status.  The following tables present an aging analysis of the Company’s past due loans by loan category at September 30, 2011 and December 31, 2010.

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
September 30, 2011	(Dollars in thousands)
Real estate:
One-to-four family residential	$1,338	$1,214	$-	$9,539	$12,091	$139,765	$151,856	$-
Multifamily residential	-	-	-	216	216	21,559	21,775	-
Construction	-	-	-	845	845	20,240	21,085	-
Commercial land	257	335	-	9,737	10,329	32,884	43,213	-
Residential development	349	500	-	10,919	11,768	17,307	29,075	-
Other commercial real estate	2,890	2,085	378	20,921	26,274	280,649	306,923	389
Consumer real estate	1,097	375	103	2,697	4,272	109,320	113,592	104
Total real estate	5,931	4,509	481	54,874	65,795	621,724	687,519	493
Commercial business	53	212	-	1,271	1,536	49,615	51,151	-
Other consumer	118	86	-	973	1,177	11,158	12,335	-
Total	$6,102	$4,807	$481	$57,118	$68,508	$682,497	$751,005	$493

December 31, 2010
Real estate:
One-to-four family residential	$1,512	$1,761	$-	$5,332	$8,605	$125,164	$133,769	$-
Multifamily residential	-	-	-	-	-	23,667	23,667	-
Construction	240	391	-	63	694	19,727	20,421	-
Commercial land	1,224	2,056	-	10,463	13,743	76,912	90,655	-
Residential development	1,892	909	2,000	-	4,801	-	4,801	2,027
Other commercial real estate	3,302	3,956	472	18,632	26,362	257,507	283,869	482
Consumer real estate	679	419	37	2,726	3,861	114,160	118,021	37
Total real estate	8,849	9,492	2,509	37,216	58,066	617,137	675,203	2,546
Commercial business	236	201	17	1,338	1,792	46,261	48,053	18
Other consumer	539	239	-	876	1,654	11,600	13,254	-
Total	$9,624	$9,932	$2,526	$39,430	$61,512	$674,998	$736,510	$2,564

Troubled Debt Restructurings.  The Company adopted the amendments in Accounting Standards Update (“ASU”) No. 2011-02, during the current period ended September 30, 2011, and has reassessed all restructurings that occurred on or after the beginning of the current fiscal year for identification as troubled debt restructurings (“TDRs”). The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as TDRs, the Company also identified them as impaired under the new guidance in ASC 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption for the Company, the recorded investment in the receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $1.3 million (310-40-65-1(b)), and there was no allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss (310-40-65-1(b)).

The modification or restructuring of a debt constitutes a TDR if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrowers that we would not otherwise consider. Some examples of modifications are described below:

Rate modification –  A modification in which only the interest rate is changed.

Term modification – A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest only modification – A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Transfer of Assets Modification – A modification in which a transfer of assets has occurred to partially satisfy debt, including foreclosure and repossession.

Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables present the Bank’s loans classified as TDRs by loan type as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Accrual Status	Non-accrual Status	Total Contracts	Total TDRs
	(Dollars in thousands)

Real estate:
Commercial land	$-	$471	1	$471
Other commercial real estate	4,819	955	18	5,774
Total real estate	4,819	1,426	19	6,245
Commercial business	-	10	2	10
Total	$4,819	$1,436	21	$6,255

	December 31, 2010
	Accrual Status	Non-accrual Status	Total Contracts	Total TDRs
	(Dollars in thousands)

Real estate:
One-to-four family residential	$-	$1,084	1	$1,084
Commercial land	-	471	1	471
Other commercial real estate	1,882	2,163	13	4,045
Total real estate	1,882	3,718	15	5,600
Other consumer	17	-	1	17
Total	$1,899	$3,718	16	$5,617

The following tables present newly restructured loans that occurred during the three- and nine-month periods ended September 30, 2011 and 2010, respectively:

	Three months ended
	September 30, 2011
	Term Modifications	Interest Only Modifications	Payment Modifications	Total Modifications	Total Number of Contracts
	(Dollars in thousands)
Pre-modification outstanding recorded investment:
Commercial real estate	$-	$-	$720	$720	4
Total	$-	$-	$720	$720	4

Post-modification outstanding recorded investment:
Commercial real estate	$-	$-	$720	$720	4
Total	$-	$-	$720	$720	$4

	Three months ended
	September 30, 2010
	Term Modifications	Interest Only Modifications	Payment Modifications	Total Modifications	Total Number of Contracts
	(Dollars in thousands)
Pre-modification outstanding recorded investment:
Residential real estate	$1,157	$-	$-	$1,157	7
Commercial real estate	1,080	-	-	1,080	3
Total	$2,237	$-	$-	$2,237	10

Post-modification outstanding recorded investment:
Residential real estate	$1,157	$-	$-	$1,157	7
Commercial real estate	1,080	-	-	1,080	3
Total	$2,237	$-	$-	$2,237	10

	Nine months ended
	September 30, 2011
	Term Modifications	Interest Only Modifications	Payment Modifications	Total Modifications	Total Number of Contracts
	(Dollars in thousands)
Pre-modification outstanding recorded investment:
Commercial real estate	$593	$905	$720	$2,218	8
Commercial business	10	-	-	10	2
Total	$603	$905	$720	$2,228	10

Post-modification outstanding recorded investment:
Commercial real estate	$593	$905	$720	$2,218	8
Commercial business	10	-	-	10	2
Total	$603	$905	$720	$2,228	10

	Nine months ended
	September 30, 2010
	Term Modifications	Interest Only Modifications	Payment Modifications	Total Modifications	Total Number of Contracts
	(Dollars in thousands)
Pre-modification outstanding recorded investment:
Residential real estate	$1,157	$-	$-	$1,157	7
Commercial real estate	1,080	494	-	1,574	5
Total	$2,237	$494	$-	$2,731	12

Post-modification outstanding recorded investment:
Residential real estate	$1,157	$-	$-	$1,157	7
Commercial real estate	1,080	494	-	1,574	5
Total	$2,237	$494	$-	$2,731	12

All TDRs are not automatically placed on nonaccrual status.  Generally, those TDRs that are placed on non-accrual status may return to accrual status when the borrower has sustained repayment performance in accordance with the modified terms.  The number of payments needed to meet these criteria varies from loan to loan.  However, as a general rule, most non-accrual loans should be able to return to accrual status after the payment of six consecutive regular scheduled payments.

During the three and nine month periods ended September 30, 2011, there was one payment default on a residential TDR.  The collateral for this residential loan was acquired through foreclosure and was sold during the third quarter of 2011.  The loan had an original principal balance of $1.1 million and the resulting loss from the disposition of the collateral was approximately $335,000.

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

The following table details the Company’s impaired loans at September 30, 2011 and December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Principal Write-down	Net Principal Balance	Related Allowance
	(Dollars in thousands)

September 30, 2011
Commercial land	$2,105	$3,969	$1,992	$1,977	$-
Residential development	5,636	7,769	2,289	5,480	-
Commercial real estate - office	3,683	4,347	673	3,674	-
Commercial real estate - other	2,142	2,801	732	2,069	-
Consumer real estate	59	205	170	35	-
Commercial business	21	138	128	10	-
Total impaired loans	$13,646	$19,229	$5,984	$13,245	$-

December 31, 2010
One-to-four family residential	$804	$964	$200	$764	$-
Commercial land	2,792	3,403	774	2,629	-
Residential development	4,142	7,613	1,389	4,101	416
Commercial real estate - office	3,729	4,249	539	3,709	-
Commercial real estate - retail	1,863	4,162	2,320	1,823	-
Commercial real estate - other	174	445	298	147	-
Consumer real estate	235	696	487	205	-
Total impaired loans	$13,739	$21,532	$6,007	$13,378	$416

Loan Classification. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debts such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk.  This analysis is performed on at least a quarterly basis.  We use the following definitions for risk ratings: Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date. Substandard -  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have one or more well-defined weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Doubtful -  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.  Loans not meeting the criteria above as part of the above described process are considered to be Pass rated loans.   The Company’s portfolio of FDIC-covered loans was considered to be Pass rated loans at September 30, 2011 and December 31, 2010, as the loans were marked to fair value at acquisition and have FDIC loss-share agreements to cover at least 80% of any future losses.

As of September 30, 2011 and December 31, 2010, the risk category of loans is as follows:

		Criticized Loans
September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

Real estate:
One-to-four family residential	$149,378	$541	$1,937	$-	$151,856
Multifamily residential	21,510	265	-	-	21,775
Construction	21,085	-	-	-	21,085
Commercial land	34,325	5,002	3,886	-	43,213
Residential development	17,659	1,806	9,610	-	29,075
Other commercial real estate	276,993	13,703	16,227	-	306,923
Consumer real estate	109,421	1,140	3,031	-	113,592
Total real estate	630,371	22,457	34,691	-	687,519
Commercial business	45,222	5,392	537	-	51,151
Other consumer	12,103	103	129	-	12,335
Total loans	$687,696	$27,952	$35,357	$-	$751,005

		Criticized Loans
December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

Real estate:
One-to-four family residential	$131,072	$1,167	$1,530	$-	$133,769
Multifamily residential	23,394	273	-	-	23,667
Construction	18,488	1,933	-	-	20,421
Land and development	66,105	10,533	16,012	75	92,725
Other commercial real estate	257,769	7,882	20,949	-	286,600
Consumer real estate	113,036	1,327	3,523	135	118,021
Total real estate	609,864	23,115	42,014	210	675,203
Commercial business	47,423	376	254	-	48,053
Other consumer	11,200	-	2,054	-	13,254
Total loans	$668,487	$23,491	$44,322	$210	$736,510

Note 8 - Allowance for Loan Losses

The Company has established a systematic methodology for determining the allowance for loan losses.  This methodology is set forth in a formal policy and considers all non-covered loans in the portfolio.  Loans totaling $168.9 million that were covered under the FDIC loss-share agreements were not included in the Company’s evaluation of the adequacy of loan loss allowances since potential losses are covered up to at least 80% by the FDIC.  These covered loans were recorded at their estimated fair value at the time of the acquisition.  Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectability. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of September 30, 2011, the allowance for loan losses was $13.0 million, or 2.23% of total non-covered loans.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining non-covered loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

A reconciliation of the allowance for loan losses is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Balance - Beginning of period	$12,742	$9,797	$11,924	$9,189
Charge-offs:
One-to-four family residential	(7)	(45)	(1,144)	(46)
Construction	-	(16)	(42)	(279)
Commercial land	(1,014)	(65)	(2,088)	(591)
Residential development	(187)	(796)	(1,742)	(1,942)
Other commercial real estate	(122)	(897)	(378)	(3,313)
Consumer real estate	-	(184)	(91)	(1,451)
Commercial business	(26)	(93)	(214)	(153)
Other consumer	(32)	(9)	(49)	(51)
Total charge-offs	(1,388)	(2,105)	(5,748)	(7,826)
Recoveries:
One-to-four family residential	-	-	7	3
Construction	-	-	231	48
Commercial land	-	-	66	-
Residential development	8	-	71	-
Other commercial real estate	79	51	93	231
Consumer real estate	10	3	88	33
Commercial business	151	1	163	2
Other consumer	4	5	11	22
Total recoveries	252	60	730	339
Provision for loan losses	1,350	3,000	6,050	9,050
Balance - End of period	$12,956	$10,752	$12,956	$10,752

The following tables present a disaggregated analysis of the activity in the allowance for loan losses and loan balances for non-covered loans for the three months ended September 30, 2011 and September 30, 2010.

(Dollars in thousands)	One-to-four family residential	Multifamily residential	Construction	Commercial land	Residential development	Other commercial real estate	Consumer real estate	Commercial business	Other consumer	Total

September 30, 2011
Allowance for loan losses:
Balance - July 1, 2011	$503	$200	$1,014	$2,321	$1,778	$2,417	$1,476	$2,475	$558	$12,742
Loan charge-offs	(7)	-	-	(1,014)	(187)	(122)	-	(26)	(32)	(1,388)
Loan recoveries	-	-	-	1	8	79	10	150	4	252
Provision for loan losses	-	-	-	1,000	200	100	-	-	50	1,350
Balance - September 30, 2011	$496	$200	$1,014	$2,308	$1,799	$2,474	$1,486	$2,599	$580	$12,956

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	$496	$200	$1,014	$2,308	$1,799	$2,474	$1,486	$2,599	$580	$12,956

Loans:
Loans individually evaluated for impairment	$-	$-	$-	$2,105	$5,636	$5,825	$59	$21	$-	$13,646
Loans collectively evaluated for impairment	115,671	18,918	19,679	27,553	15,305	221,927	104,081	40,996	5,963	570,093
Total non-covered loans	$115,671	$18,918	$19,679	$29,658	$20,941	$227,752	$104,140	$41,017	$5,963	$583,739

(Dollars in thousands)	One-to-four family residential	Multifamily residential	Construction	Commercial land	Residential development	Other commercial real estate	Consumer real estate	Commercial business	Other consumer	Total

September 30, 2010
Allowance for loan losses:
Balance - July 1, 2010	$265	$200	$1,685	$1,379	$1,602	$1,725	$1,450	$993	$498	$9,797
Loan charge-offs	(45)	-	(16)	(65)	(796)	(897)	(184)	(93)	(9)	(2,105)
Loan recoveries	-	-	-	-	-	51	-	1	8	60
Provision for loan losses	50	-	25	275	1,250	1,000	250	100	50	3,000
Balance - September 30, 2010	$270	$200	$1,694	$1,589	$2,056	$1,879	$1,516	$1,001	$547	$10,752

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	$270	$200	$1,694	$1,589	$2,056	$1,879	$1,516	$1,001	$547	$10,752

Loans:
Loans individually evaluated for impairment	$1,084	$-	$-	$-	$-	$3,550	$-	$-	$-	$4,634
Loans collectively evaluated for impairment	101,120	23,769	11,252	40,739	26,189	238,738	110,064	34,876	5,276	592,023
Total non-covered loans	$102,204	$23,769	$11,252	$40,739	$26,189	$242,288	$110,064	$34,876	$5,276	$596,657

The following tables present a disaggregated analysis of the activity in the allowance for loan losses and loan balances for non-covered loans for the nine months ended September 30, 2011 and September 30, 2010.

(Dollars in thousands)	One-to-four family residential	Multifamily residential	Construction	Commercial land	Residential development	Other commercial real estate	Consumer real estate	Commercial business	Other consumer	Total

September 30, 2011
Allowance for loan losses:
Balance - January 1, 2011	$500	$200	$1,000	$2,000	$1,500	$2,224	$1,500	$2,500	$500	$11,924
Loan charge-offs	(1,144)	-	(42)	(2,088)	(1,742)	(378)	(91)	(214)	(49)	(5,748)
Loan recoveries	7	-	231	66	71	93	88	163	11	730
Provision for loan losses	1,000	-	250	2,000	1,500	500	500	250	50	6,050
Balance - September 30, 2011	$363	$200	$1,439	$1,978	$1,329	$2,439	$1,997	$2,699	$512	$12,956

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	$363	$200	$1,439	$1,978	$1,329	$2,439	$1,997	$2,699	$512	$12,956

Loans:
Loans individually evaluated for impairment	$-	$-	$-	$2,105	$5,636	$5,825	$59	$21	$-	$13,646
Loans collectively evaluated for impairment	115,671	18,918	19,679	27,553	15,305	221,927	104,081	40,996	5,963	570,093
Total non-covered loans	$115,671	$18,918	$19,679	$29,658	$20,941	$227,752	$104,140	$41,017	$5,963	$583,739

(Dollars in thousands)	One-to-four family residential	Multifamily residential	Construction	Commercial land	Residential development	Other commercial real estate	Consumer real estate	Commercial business	Other consumer	Total

September 30, 2010
Allowance for loan losses:
Balance - January 1, 2010	$250	$200	$1,775	$1,000	$1,000	$1,964	$1,500	$1,000	$500	$9,189
Loan charge-offs	(46)	-	(278)	(592)	(1,952)	(3,312)	(1,320)	(153)	(183)	(7,836)
Loan recoveries	3	-	49	-	-	242	30	2	23	349
Provision for loan losses	50	-	250	3,000	2,450	2,000	1,000	250	50	9,050
Balance - September 30, 2010	$257	$200	$1,796	$3,408	$1,498	$894	$1,210	$1,099	$390	$10,752

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	$257	$200	$1,796	$3,408	$1,498	$894	$1,210	$1,099	$390	$10,752

Loans:
Loans individually evaluated for impairment	$1,084	$-	$-	$-	$-	$3,550	$-	$-	$-	$4,634
Loans collectively evaluated for impairment	101,120	23,769	11,252	40,739	26,189	238,738	110,064	34,876	5,276	592,023
Total non-covered loans	$102,204	$23,769	$11,252	$40,739	$26,189	$242,288	$110,064	$34,876	$5,276	$596,657

Note 9 – FDIC Loss Share Receivable

The following tables provide changes in the loss share receivable from the FDIC for the three- and nine-month periods ending September 30, 2011 and September 30, 2010.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Balance at beginning of period	$43,424	$36,470	$24,848	$-
Additional FDIC loss share receivable from acquisitions	-	-	19,922	36,301
Increase in expected losses on indemnified assets	488	937	2,053	2,151
Claimable (gains) losses on OREO covered under loss share agreements	203	(40)	862	(40)
Reimbursable expenses claimed	153	117	520	117
Accretion of discounts and premiums, net	(340)	(653)	(1,345)	(1,698)
Receipt of payments from FDIC	(2,317)	(6,730)	(5,434)	(6,730)
Other	60	507	245	507
Balance at end of period	$41,671	$30,608	$41,671	$30,608

Note 10 – Deposits

Deposit balances are detailed by category as follows for the respective periods:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Noninterest-bearing demand	$87,413	$70,056
Interest-bearing demand	194,323	172,414
Money market deposit	158,685	142,538
Savings accounts	20,124	17,004
Time deposits	428,035	448,444
Total deposits	$888,580	$850,456

Note 11 – Preferred Stock

On September 22, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold to the Treasury 20,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), having a liquidation preference of $1,000 per share, for aggregate proceeds of $20,500,000.    The Securities Purchase Agreement was entered into, and the Series C Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), as established under the Small Business Jobs Act of 2010.   The Company’s rights and obligations with respect to the Series C Preferred Stock are set forth in the Securities Purchase Agreement and the Certificate of Designation to its Certificate of Incorporation filed by the Company with the Secretary State of the State of Delaware. The Series C Preferred Stock is entitled to receive non-cumulative dividends payable quarterly.  The dividend rate was initially set at 4.84% per annum based upon the initial level of qualified small business lending (“QSBL”) by the Bank.  The dividend rate for future dividend periods will be set based upon the percentage change in the QSBL between each dividend period and the baseline QSBL level.  This dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  The current dividend rate is 3.30%.  If the Series C Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time the dividend rate decreases as the level of the Bank’s QSBL increases.  Also, the Company may redeem the shares of Series C Preferred Stock, in whole or in part, at any time subject to prior approval by the Company’s primary federal banking regulator.

As a result of the Company’s participation in SBLF, the Company redeemed all 20,500 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A it sold to the Treasury on December 12, 2008, in connection with the Treasury’s Capital Purchase Program.  The Company paid $20.6 million to the Treasury to redeem the Series A Preferred Stock, which includes the original investment of $20.5 million, plus accrued dividends.

Note 12 – Commitments

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

Commitments to extend credit at the respective periods are as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Loan commitments
Residential mortgage loans	$27,849	$14,530
Non-residential mortgage loans	10,144	2,500
Commercial loans	3,085	731
Consumer loans	1,283	765
Total loan commitments	$42,361	$18,526

Unused lines of credit
Commercial	$18,856	$13,000
Consumer	75,231	73,655
Total unused lines of credit	$94,087	$86,655

Undisbursed Construction Loan Proceeds	$1,200	$524

Note 13 – Fair Value Measurements

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

Investment Securities – Investment securities available for sale are recorded at fair value on at least a monthly basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 fair value is used for those securities traded on an active exchange, U.S. Treasury securities that are traded by brokers or dealers in an active over-the-counter market, and money market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds, and corporate debt securities.  These Level 2 securities are valued using an independent third party.  This independent third party uses multiple pricing vendors and matrix pricing methods developed in accordance with the Securities Industry and Financial Markets Association’s industry-standard methods.  Level 3 investment securities include equity securities that are not traded on an active exchange, investments in closely held subsidiaries, and asset-backed securities traded in less liquid markets. The $258,000 of transfers into Level 3 investment securities during 2011 include equity securities that were pledged as collateral on a loan that defaulted.  A reconciliation of the Company’s Level 3 securities for the nine months ended September 30, 2011 and 2010 is shown in the following table:

	2011	2010
	(Dollars in thousands)
Beginning balance, January 1	$3,023	$2,941
Total gains included in:
Other comprehensive income	91	12
Sales	(1,093)	-
Transfers in	258	-
Ending balance, September 30	$2,279	$2,953

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as being impaired, management measures the impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 825-10, impaired loans where an allowance was established based on the fair value of collateral required classification in the fair value hierarchy. When the fair value of the collateral was based on an observable market price, the Company recorded the impaired loan as nonrecurring Level 2. When an observable market price was not available or when management made assumptions that impact the fair value of the collateral, such as estimated disposition or holding costs, the Company recorded the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
September 30, 2011
Investment securities, available for sale	$—	$52,659	$2,279	$54,938
Investment securities, rabbi trusts	—	197	—	197

December 31, 2010
Investment securities, available for sale	$—	$71,285	$3,023	$74,308
Investment securities, rabbi trusts	—	731	—	731
Assets Recorded at Fair Value on a Nonrecurring Basis:

September 30, 2011
Presold loans in process of settlement	$—	$865	$—	$865
Impaired loans	—	—	13,245	13,245
Other real estate owned	—	—	20,973	20,973

December 31, 2010
Presold loans in process of settlement	$—	$4,034	$—	$4,034
Impaired loans	—	—	15,913	15,913
Other real estate owned	—	—	14,652	14,652

Note 14 - Fair Value of Financial Instruments

Estimated fair values of financial instruments have been estimated by the Company using the provisions of ASC Topic 825, Financial Instruments “ASC 825”, which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and noninterest-bearing deposits - The carrying amounts reported in the balance sheets for cash and noninterest-bearing deposits approximate the fair value of those assets.

Interest-earning deposits - The carrying amounts reported in the balance sheets for interest-earning deposits approximate the fair value of those assets.

Investment securities - Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on readily available pricing sources for market transactions involving comparable types of investments in active markets.

Federal Home Loan Bank stock - The fair values for FHLB stock are its carrying value since this is the amount for which it could be redeemed. There is no active market for this stock and the Company, in order to be a member of the FHLB, is required to maintain a minimum investment.

Presold loans in process of settlement – The fair values of presold loans in process of settlement are its carrying value since these loans have a firm commitment to be purchased by an independent third party.

Loans receivable, net - The fair values for fixed rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms and credit ratings for the same remaining maturities. The fair value of variable rate loans that reprice frequently is based on the carrying value.  The resulting fair value for fixed and variable rate loans is adjusted for the allowance for loan losses.

FDIC indemnification asset - The fair values for the FDIC indemnification asset are estimated based on discounted future cash flows using current discount rates.

Accrued interest receivable and Accrued interest payable - The carrying values of accrued interest receivable and accrued interest payable are assumed to approximate fair value.

Bank-owned life insurance - The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Demand deposits, money market accounts and savings - The fair values of demand deposits, money market accounts and savings accounts are equal to the amount payable on demand at the reporting date.

Time deposits – The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits.

Securities sold under repurchase agreements - The fair values of securities sold under repurchase agreements are equal to the carrying value due to the short-term nature of these instruments.

Borrowed Money - The fair values for borrowed money are estimated based on discounted future cash flows using current discount rates for similar borrowings.

Subordinated debt - The fair values for subordinated debt are estimated based on a broker indication of fair value at the respective dates.

At September 30, 2011 and December 31, 2010, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business.  Fair values of these commitments are based on fees currently charged for similar instruments.  At September 30, 2011 and December 31, 2010, the carrying amounts and fair values of these off-balance sheet financial instruments were considered immaterial.

The carrying amounts and estimated fair values of financial instruments at the respective dates were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and noninterest-bearing deposits	$15,150	$15,150	$15,110	$15,110
Interest-earning bank balances	87,580	87,580	105,789	105,789
Investment securities	132,443	135,206	111,586	111,946
Federal Home Loan Bank stock	5,362	5,362	5,715	5,715
Presold loans in process of settlement	865	865	4,034	4,034
Loans receivable, net	738,049	757,834	724,586	739,295
FDIC loss share receivable	41,671	41,671	24,848	24,848
Accrued interest receivable	2,869	2,869	3,001	3,001
Bank-owned life insurance	18,816	18,816	18,230	18,230

Financial liabilities:
Demand deposits	$281,736	$281,736	$242,470	$242,470
Money market deposit	158,685	158,685	142,538	142,538
Savings accounts	20,124	20,124	17,004	17,004
Time deposits	428,035	430,850	448,444	451,853
Securities sold under repurchase agreements	9,641	9,641	9,432	9,432
Borrowed money	80,673	90,202	85,782	109,092
Subordinated debt	15,464	7,732	15,464	6,959
Accrued interest payable	806	806	1,263	1,263

Note 15 – Subsequent Events

Dividend Declaration.  On October 24, 2011, the Board of Directors of the Company approved and declared a regular cash dividend of one cent ($0.01) per share of common stock to shareholders of record as of November 7, 2011, payable on November 21, 2011. The Company has paid cash dividends in each of the 54 quarters since the Company’s conversion to public ownership.

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

Non-GAAP Financial Measures

This quarterly report contains certain non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP measures to GAAP measures.  Management believes that these non-GAAP measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods.  Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under accounting principles generally accepted in the United States (“GAAP”), and investors should consider the company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company.   Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation, or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

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

The following discussion is provided to assist in understanding and evaluating the Company’s results of operations and financial condition and is designed to provide a general overview of the Company’s performance for the three- and nine-month periods ended September 30, 2011 and 2010.  Financial highlights for the five previous quarters are presented in the following table.

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2011			2010
	September 30	June 30	March 31	December 31	September 30
(Dollars in thousands, except share and per share data)

Summary of Operations:
Interest income - taxable equivalent	$11,308	$11,488	$10,457	$11,055	$11,675
Interest expense	2,554	2,826	2,855	3,411	3,790
Net interest income - taxable equivalent	8,754	8,662	7,602	7,644	7,885
Less: Taxable-equivalent adjustment	62	69	70	70	79
Net interest income	8,692	8,593	7,532	7,574	7,806
Provision for loan losses	1,350	1,700	3,000	5,000	3,000
Net interest income after loan loss provision	7,342	6,893	4,532	2,574	4,806
Noninterest income	1,990	5,886	1,478	2,274	2,290
Noninterest expense	8,931	9,270	7,672	7,918	7,781
Net income (loss) before income taxes	401	3,509	(1,662)	(3,070)	(685)
Income tax expense (benefit)	28	1,213	(771)	(1,331)	(413)
Net income (loss)	373	2,296	(891)	(1,739)	(272)
Dividends on preferred stock	247	256	256	256	256
Net income (loss) available to common shareholders	$126	$2,040	$(1,147)	$(1,995)	$(528)

Per Common Share Data:
Net income (loss):
Basic	$0.01	$0.18	$(0.10)	$(0.18)	$(0.05)
Diluted	0.01	0.18	(0.10)	(0.18)	(0.05)
Weighted average shares outstanding:
Basic	11,462,107	11,455,642	11,491,734	11,173,174	10,844,386
Diluted	11,462,107	11,455,642	11,491,734	11,173,174	10,844,386
End of period shares outstanding	11,506,324	11,506,324	11,508,750	11,508,750	10,964,146
Cash dividends declared	$0.01	$0.01	$0.01	$0.01	$0.04
Book value	6.44	6.44	6.22	6.32	6.86
Tangible book value	6.31	6.29	6.09	6.17	6.70

Selected Financial Performance Ratios (annualized):
Return on average assets	0.05%	0.73%	(0.44)%	(0.74)%	(0.20)%
Return on average common equity	0.68%	11.00%	(6.39)%	(10.68)%	(2.77)%
Noninterest income to average total assets	0.72%	2.12%	0.56%	0.85%	0.85%
Noninterest expense to average total assets	3.23%	3.34%	2.91%	2.95%	2.88%

Operating Earnings (Non-GAAP):
Net income (loss) available to common shareholders	$126	$2,040	$(1,147)	$(1,995)	$(528)
(Gain) loss on acquisition, net of tax	29	(2,695)	155	(90)	(118)
(Gain) loss on sale of investments, net of tax	(67)	-	-	-	(186)
Other-than-temporary impairment on securities, net of tax	-	-	-	365	-
Acquisition and integration expenses, net of tax	86	345	27	26	86
Net operating income (loss)	$174	$(310)	$(965)	$(1,694)	$(746)

Operating net income (loss) per common share:
Basic	$0.02	$(0.03)	$(0.08)	$(0.15)	$(0.07)
Diluted	0.02	(0.03)	(0.08)	(0.15)	(0.07)

Pre-tax, pre-credit earnings (1)	$3,545	$3,902	$2,638	$2,885	$3,023

Operating return on average assets	0.06%	(0.11)%	(0.37)%	(0.63)%	(0.28)%
Operating return on average common equity	0.73%	(1.30)%	(4.13)%	(7.15)%	(3.10)%
Operating efficiency ratio (2)	67.52%	65.92%	69.97%	70.49%	72.04%

(1)
Calculated using net interest income plus noninterest income less noninterest expense adjusted for the following items: 1) gains or losses from acquisition or sale of investments or sale of other assets; 2) other-than-temporary impairment on securities; 3) amortization of intangible assets; 4) other real estate owned valuation adjustments and expenses; and 5) acquisition and integration expenses.

(2)
Calculated by dividing noninterest expense by net interest income plus noninterest income excluding the following items: 1) gains or losses from acquisition or sale of investments; 2) other-than-temporary impairment on securities; 3) other real estate owned valuation adjustments and expenses; and 4) acquisition and integration expenses.

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2011			2010
	September 30	June 30	March 31	December 31	September 30
(Dollars in thousands, except per share data)

Credit Quality Information and Ratios:
Allowance for loan losses - beginning of period	$12,742	$12,006	$11,924	$10,752	$9,796
Add: Provision for loan losses	1,350	1,700	3,000	5,000	3,000
Less: Net charge-offs	1,136	964	2,918	3,828	2,044
Allowance for loan losses - end of period	$12,956	$12,742	$12,006	$11,924	$10,752

Assets not covered by FDIC loss-share agreements:
Past due loans (30-89 days) accruing	$4,479	$5,687	$5,692	$13,787	$6,602
Past due loans (30-89 days) to total non-covered loans	0.77%	0.99%	0.97%	2.34%	1.11%

Nonperforming non-covered loans:
One-to-four family residential	$1,556	$1,406	$2,373	$1,864	$2,068
Construction	-	-	72	14	163
Acquisition and development	6,459	5,155	4,675	2,560	340
Commercial land	3,176	3,167	4,653	4,360	5,034
Other commercial real estate	6,602	10,306	9,636	4,800	9,566
Commercial business	306	201	309	287	720
Consumer	2,426	2,440	2,639	2,529	1,930
Total nonperforming non-covered loans	20,525	22,675	24,357	16,414	19,821
Other nonperforming non-covered assets	8,208	10,723	8,463	7,650	8,557
Total nonperforming non-covered assets	$28,733	$33,398	$32,820	$24,064	$28,378

Allowance for loan losses to total non-covered loans	2.23%	2.22%	2.05%	2.02%	1.81%
Net charge-offs to average non-covered loans (annualized)	0.79%	0.66%	2.00%	2.59%	1.34%
Nonperforming non-covered loans to non-covered loans	3.53%	3.95%	4.15%	2.79%	3.33%
Nonperforming non-covered assets to total assets	2.61%	2.99%	3.15%	2.26%	2.61%
Nonperforming non-covered assets to total non-covered loans and other real estate owned	4.87%	5.72%	5.51%	4.03%	4.71%

Assets covered by FDIC loss-share agreements:
Past due loans (30-89 days) accruing (3)	$6,430	$12,987	$7,006	$5,767	$8,701
Past due loans (30-89 days) to total covered loans	3.81%	7.34%	5.09%	3.91%	5.43%

Total covered nonperforming loans (4)	$37,074	$35,830	$24,791	$25,541	$22,416
Other covered nonperforming assets	12,765	14,127	8,225	7,108	3,183
Total covered nonperforming assets	$49,839	$49,957	$33,016	$32,649	$25,599

Classified Assets (5)
Non-covered classified loans	$35,357	$41,515	$42,915	$44,532	$39,685
OREO and other nonperforming assets	8,208	10,723	8,463	7,650	8,557
Total classified assets	$43,565	$52,238	$51,378	$52,182	$48,242

Tier 1 capital	$104,487	$105,088	$102,628	$103,233	$104,469

Total classified assets to Tier 1 capital	41.69%	49.71%	50.06%	50.55%	46.18%

(3)
The contractual balance of past due loans covered by  FDIC loss-share agreements totaled $14.8 million, $7.0 million, $7.7 million $13.7 million and $8.2 million at September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, and September 30, 2011, respectively.

(4)
The contractual balance of nonperforming loans covered by  FDIC loss-share agreements totaled $29.1 million, $31.2 million, $28.7 million $39.3 million and $48.8 million at September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, and September 30, 2011, respectively.

(5)	Excludes loans and OREO covered by FDIC loss-share agreements.

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2011			2010
	September 30	June 30	March 31	December 31	September 30
(Dollars in thousands, except per share data)

Net Interest Margin (annualized):
Yield on earning assets	4.84%	4.95%	4.62%	4.68%	4.91%
Cost of funds	1.11%	1.23%	1.32%	1.51%	1.66%
Net interest rate spread	3.73%	3.72%	3.30%	3.17%	3.25%
Net interest margin (taxable equivalent)	3.76%	3.78%	3.42%	3.25%	3.42%

Selected End of Period Balances:
Loans covered by FDIC loss-share agreements	$168,940	$177,047	$137,758	$147,576	$160,327
Loans not covered by FDIC loss-share agreements	582,065	573,603	586,897	588,934	594,413
Total loans, net	751,005	750,650	724,655	736,510	754,740
Investment securities	132,443	156,328	154,006	111,586	87,255
Total interest-earning assets	916,910	931,156	886,872	914,456	937,278
Total assets	1,098,974	1,117,993	1,041,444	1,064,487	1,087,558
Noninterest-bearing deposits	87,413	82,305	78,342	70,056	70,908
Interest-bearing deposits	801,167	822,273	754,461	780,400	794,878
Total deposits	888,580	904,578	832,803	850,456	865,786
Total borrowings and other debt	105,778	108,011	107,646	110,678	111,021
Shareholders' equity	94,782	94,771	92,276	93,443	95,682

Selected Quarterly Average Balances:
Loans covered by FDIC loss-share agreements	$173,755	$170,580	$142,353	$154,998	$157,339
Loans not covered by FDIC loss-share agreements	576,846	583,294	583,993	592,056	610,042
Average loans, net	750,601	753,874	726,346	747,054	767,381
Investment securities	146,017	157,513	135,645	100,691	91,361
Average interest-earning assets	920,932	918,118	902,141	928,756	915,882
Average total assets	1,107,687	1,110,740	1,053,747	1,075,338	1,080,680
Noninterest-bearing deposits	84,001	81,617	72,235	69,675	68,100
Interest-bearing deposits	810,469	814,736	769,152	783,510	785,802
Average total deposits	894,470	896,353	841,387	853,185	853,902
Average borrowings and other debt	106,696	107,872	109,385	111,271	114,252
Shareholders' equity	94,711	95,116	93,533	94,761	96,258

Capital Ratios:
Total equity to total assets	8.62%	8.48%	8.86%	8.78%	8.80%
Tangible common equity to tangible assets	6.61%	6.49%	6.73%	6.69%	6.74%
Total Risk-Based Capital (Bank only)	17.32%	17.29%	16.70%	16.80%	16.83%
Tier 1 Risk-Based Capital (Bank only)	16.06%	16.03%	15.44%	15.54%	15.58%
Tier 1 Leverage Capital (Bank only)	9.53%	9.42%	9.89%	9.74%	9.58%

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

Fair Value of Acquired Loans. The initial fair value of loans acquired in FDIC-assisted acquisitions and the related FDIC loss-share receivable involved a high degree of judgment and complexity.  On March 19, 2010, the Bank acquired Bank of Hiawassee in an FDIC-assisted acquisition and on April 15, 2011, the Bank acquired New Horizons Bank in an FDIC-assisted transaction.  The carrying value of the acquired loans and the FDIC loss-share receivable reflect management’s best estimate based on information available at the time of the acquisition.  The amount that the Bank actually receives on these loans could differ materially from the carrying value reflected in the financial statements based upon the timing and collections on the acquired loans in the future.  To the extent that actual values realized for the acquired loans are different from the initial estimates, the FDIC loss-share receivable will generally be impacted in an offsetting manner due to the nature of the FDIC loss-share agreements.

Comparison of Financial Condition for the Periods Ended September 30, 2011 and December 31, 2010

Assets.  Total assets of the Company increased by $34.5 million, or 3.2%, to $1.1 billion at September 30, 2011.  This increase was primarily due to the acquisition of New Horizons Bank which included $105.4 million of total assets.

Total cash and cash equivalents, which include cash and due from banks and interest bearing deposits, decreased by $18.2 million, or 15.0%, from $120.9 million at December 31, 2010, to $102.7 million at September 30, 2011. This decrease in cash and cash equivalents was primarily attributable to the purchase of $48.8 million of investment securities.  The Company’s excess liquidity was held in the Company’s account with the Federal Reserve Bank.  Management expects that a portion of these low-yielding bank deposits will be invested in higher-yielding loans and investments over the next several quarters.

During the nine-month period ended September 30, 2011, loans receivable increased by $14.5 million, or 2.0%, to $751.0 million at September 30, 2011.  This increase was primarily due to the $49.3 million of loans that were acquired in the New Horizons Bank transaction.   Excluding these acquired loans, the Company’s total loans decreased by $34.8 million during the nine-month period.  This decrease was largely due to the Company’s continuing efforts to reduce exposures in its commercial land and residential development loans, coupled with reduced loan demand. During the nine-month period ended September 30, 2011, the Company’s non-covered commercial land and residential development loans decreased by $12.5 million, or 19.9%, to $50.4 million.  The Company remains focused on originating owner-occupied commercial real estate loans, commercial business loans, residential loans, and consumer loans to qualified borrowers.

A majority of the Company’s loans are to borrowers that are located in the Charlotte region.  While the economy in the Charlotte region has generally outperformed most other large metropolitan areas of the country during the ongoing economic slowdown, the economy in the Charlotte region remains sluggish.  However, the Company’s loan production has improved from $71.6 million during the first nine months of 2010 to $95.2 million during the first nine months of 2011.  The Company’s expansion into the North Georgia market will allow us to geographically diversify our loan portfolio.  Although the North Georgia market has sustained significant decreases in real estate values over the past several years, management believes that when economic conditions normalize, this new market will be able to provide additional loan growth for the Company. While continued economic slowdowns in the local markets that we serve would have a negative impact on the Company’s ability to generate loan growth, management will seek to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even in the current economic condition.

During the nine-month period ended September 30, 2011, investment securities increased by $20.9 million, or 18.7%, to $132.4 million.  The increase was due to the purchase of $48.8 million in investment securities, held to maturity.  These investment securities were primarily U.S. Government agency mortgage-backed securities that provide for monthly cash flow that can be reinvested in higher-yielding loans when loan demand strengthens and U.S. Government Agency bonds. During the nine-month period ended September 30, 2011, the Company sold $10.0 million of investment securities and experienced normal maturities, principal calls, and principal amortization of $28.5 million. Management expects the investment portfolio to increase as a percentage of total assets over the next 12 months as a portion of the Company’s excess liquidity is invested in higher-yielding investments.

Other real estate owned, which includes all properties acquired by the Company through foreclosure, totaled $21.0 million at September 30, 2011, compared to $14.7 million at December 31, 2010.   Of the $21.0 million in other real estate owned at September 30, 2011, $12.8 million is covered by FDIC loss-share agreements.  The remaining $8.2 million of non-covered other real estate owned is comprised of $495,000 of one-to-four family residential dwellings, $2.1 million of commercial real estate, $3.3 million of undeveloped land, and $2.3 million of developed residential lots.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition and are predominately located in the Bank’s primary lending area.  Properties may be reappraised after acquisition as market conditions change, resulting in additional valuation adjustments which are reflected in current period noninterest expenses.  Management will continue to aggressively market foreclosed properties for a timely disposition.

During the first nine months of 2011, premises and equipment increased by $1.3 million, or 5.4%, to $25.1 million at September 30, 2011.  This increase was primarily due to the acquisition of the premises and equipment of New Horizons Bank for $1.7 million during the second quarter of 2011.  Partly offsetting this increase was normal depreciation of $943,000 on the Company’s premises and equipment during the first nine months of 2011. Also, in the second quarter of 2011, the Company consolidated the operations of its supermarket store branch with its Hiawassee full-service branch office.  These two offices were located in the same area, so customer interruption was minimal.

Liabilities. Total liabilities increased by $33.1 million, or 3.4%, from $971.0 million at December 31, 2010, to $1.0 billion at September 30, 2011.  This increase was primarily due to the acquisition of New Horizons Bank which included total liabilities of $102.5 million.

During the first nine months of 2011, total deposits increased by $38.1 million, or 4.5%, to $888.6 million at September 30, 2011. The increase in deposits was primarily due to the acquisition of $96.7 million of deposits in the New Horizons Bank transaction, which included $21.6 million of out-of-market deposits.  Substantially all of the $21.6 million of out-of-market deposits were repaid prior to September 30, 2011.  Excluding the acquired deposits, total core deposits, which include all non-time deposits, increased by $37.0 million, or 9.2%, to $439.0 million at September 30, 2011.  This core deposit growth included a $13.8 million, or 19.8%, increase in non-interest bearing demand deposits, a $13.9 million, or 8.1%, increase in interest-bearing demand deposit accounts, a $7.4 million, or 5.2%, increase in money market accounts, and a $1.8 million, or 10.8%, increase in savings accounts.   We believe our core deposit growth was partly due to a flight to safety as funds moved from weaker financial institutions as well as a continued emphasis on increasing the Company’s retail and business customers through cross-selling opportunities.  Partially offsetting these increases in core deposit was a $60.3 million, or 13.4%, decrease in time deposits, excluding acquired deposits, during the nine-month period.  This decrease in time deposits was primarily due to the Company’s continued focus on building customer banking relationships and avoiding growth through offering above market rates on time deposits.

During the first nine months of 2011 borrowed money decreased by $5.1 million, or 6.0%, to $80.7 million at September 30, 2011.  This decrease was primarily due to the maturity of $5.0 million of Federal Home Loan Bank advances during the period.  The Company plans to use excess liquidity to repay these borrowings as they mature.  From time to time additional borrowed money may be used to fund additional loan growth, or to purchase investment securities. The Company acquired $4.2 million of borrowed money in the New Horizons Bank transaction, but these borrowings were repaid in full prior to September 30, 2011.

Shareholders’ Equity.  Total shareholders’ equity increased by $1.3 million, or 1.4%, from $93.4 million at December 31, 2010, to $94.8 million at September 30, 2011.  This increase was primarily due to the net income of $1.8 million during the nine-month period and the $427,000 of other comprehensive income that was due to the increase in the fair value of investment securities, available for sale, during the nine-month period ended September 30, 2011.  These increases in shareholders’ equity were partly offset by the payment of $341,000 in cash dividends on common stock and $759,000 in cash dividends on preferred stock.

On September 22, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold to the Treasury 20,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C, having a liquidation preference of $1,000 per share, for aggregate proceeds of $20,500,000.    In conjunction with the issuance of these shares of preferred stock the Company redeemed all 20,500 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A it sold to the Treasury on December 12, 2008, in connection with the Treasury’s Capital Purchase Program.  See Note 11 – Preferred Stock, for additional details.

As a result of the Company’s participation in SBLF, the Company redeemed all 20,500 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A it sold to the Treasury on December 12, 2008, in connection with the Treasury’s Capital Purchase Program.  The Company paid $20.6 million to the Treasury to redeem the Series A Preferred Stock, which includes the original investment of $20.5 million, plus accrued dividends.

Comparison of Results of Operations for the Three Months Ended September 30, 2011 and 2010

General.  Net income available to common shareholders for the three months ended September 30, 2011, amounted to $126,000, or $0.01 per diluted share, as compared to net loss allocable to common shareholders of $528,000, or $0.05 per diluted share, for the three months ended September 30, 2010.

Net interest income.  Net interest income increased by $886,000, or 11.4%, to $8.7 million for the third quarter of 2011 as compared to $7.8 million for the third quarter of 2010. The Company’s net interest margin increased by 34 basis points to 3.76% for the quarter ended September 30, 2011, compared to 3.42% for the quarter ended September 30, 2010.  This increase in the net interest margin was primarily the result of a 55 basis point decrease in the cost of funds.

Interest income decreased by $350,000, or 3.0%, to $11.2 million for the third quarter of 2011.  This decrease was largely due to a seven basis points reduction in the Company’s yield on assets from 4.91% for the quarter ended September 30, 2010, to 4.84% for the quarter ended September 30, 2011.  The reduction in the yield on assets was partially offset by a $5.1 million, or 0.6%, increase in average interest-earning assets during the comparable third quarter periods to $920.9 million for the quarter ending September 30, 2011.  During the comparable third quarter periods, average interest-earning deposits decreased by $21.9 million, or 21.8%, to $78.2 million for the 2011 third quarter, average investment securities increased by $54.6 million, or 59.7%, to $146.1 million for the 2011 third quarter ending September 30, 2011, and average accruing loans decreased by $27.7 million, or 3.8%, to $696.7 million for the 2011 third quarter.  The decrease in average interest-bearing deposits was largely due to the purchase of higher-yielding investment securities during the past 12 months.  Average loans decreased due to higher levels of repayments and higher average nonaccrual loans during the comparable periods.

Interest expense decreased by $1.2 million, or 33.3%, for the comparable quarters to $2.6 million for the third quarter of 2011.  This decrease in interest expense was largely due to lower market interest rates, which resulted in a 55 basis point decrease in the average cost of funds to 1.11% for the quarter ended September 30, 2011.  Partially offsetting the positive effects of the lower cost of funds was a $17.1 million, or 1.9%, increase in the average interest-bearing liabilities to $917.2 million for the third quarter of 2011.  This change included a $24.7 million, or 3.1%, increase in average interest-bearing deposits and a $7.6 million, or 6.6%, decrease in average borrowings.  The increase in average interest-bearing deposits was largely due to the acquisition of New Horizons Bank, while the decrease in average borrowings was due to normal maturities during the period.

Provision for loan losses.  The Company’s provision for loan losses decreased from $3.0 million for the third quarter of 2010 to $1.4 million for the third quarter of 2011.  The decrease in the provision for loan losses was largely due to the lower level of non-covered net charge-offs which totaled $1.1 million, or 0.79% of average non-covered loans annualized, during the third quarter of 2011 compared to $2.0 million, or 1.34% of average non-covered loans annualized, during the third quarter of 2010.  The Company’s ratio of nonperforming non-covered assets to total assets remained flat at 2.61% at September 30, 2010, compared to September 30, 2011.  Approximately 98% of the Company’s nonperforming non-covered loans at September 30, 2011, were secured by real estate predominately located in the Company’s primary lending market.  Management expects that the Company will continue to experience significant loan loss provisions for the next several quarters.

Noninterest income.  Noninterest income decreased by $300,000 to $2.0 million for the three months ended September 30, 2011, as compared to $2.3 million for the three months ended September 30, 2010. The primary reason for the decrease was a $241,000 reduction in the gain from acquisition, a $195,000 decrease in the gain on sale of investments and an $111,000 decrease in mortgage banking income.  These decreases were partly offset by a $53,000 increase in service charges on deposit accounts and a $17,000 increase in commissions on sales of financial products.  The following table presents the detail for the three-month periods ending September 30, 2011 and September 30, 2010.

	Three Months Ended
	September 30,
	2011	2010	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,084	$1,031	$53
Mortgage banking income	350	461	(111)
Commissions on sales of financial products	70	53	17
Income from bank-owned life insurance	189	196	(7)
Gain (loss) from acquisition	(48)	193	(241)
Gain on sale of investments, available for sale	110	305	(195)
Gain (loss) on sale of other assets	41	(185)	226
Other income	194	236	(42)
Total noninterest income	$1,990	$2,290	$(300)

Service charges on deposit accounts were higher due to the increased number of demand deposit accounts, due in part to the acquisition of New Horizons Bank, which generate monthly service charges and non-sufficient fund fees on overdrafts.  Mortgage banking income was lower in the third quarter of 2011 due to decreased origination activity and regulatory changes that were enacted in early 2011. Commissions on sales of financial products were slightly higher in 2011 due to increased transactions during the period.  Income from bank-owned life insurance decreased slightly due to lower market rates.  The loss from acquisition in the third quarter of 2011 was an adjustment to the initial $4.4 million gain that was booked at acquisition during the second quarter of 2011. The gain on sale of investments was lower during the third quarter of 2011, due to the fact that there were fewer investments sold at a gain as compared to the third quarter of 2010.  The gain on sale of other assets was higher due to the recognition of some gains from the sale of other real estate owned during the third quarter of 2011.  Other income decreased primarily due lower interchange fees and other miscellaneous items.

Noninterest expense.  Noninterest expense increased by $1.1 million, or 14.8%, to $8.9 million for the quarter ended September 30, 2011.  The following table presents the detail of noninterest expense for the three-month periods ending September 30, 2011 and September 30, 2010.

	Three Months Ended
	September 30,
	2011	2010	Variance
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$3,736	$3,777	$(41)
Occupancy and equipment	866	732	134
Loan collection and other expenses	333	271	62
Advertising and business development	114	80	34
Professional services	237	262	(25)
Data processing and other technology	293	242	51
Deposit insurance	421	355	66
Amortization of intangible assets	137	154	(17)
Other real estate owned valuation adjustments	1,308	393	915
Other real estate owned expenses	309	333	(24)
Acquisition and integration expenses	143	141	2
Other expenses	1,034	1,041	(7)
Total noninterest expense	$8,931	$7,781	$1,150

Compensation and benefits decreased due to the elimination of a number of positions relating to the consolidation of the Bank of Hiawassee.  This decrease was partly offset by the additional employees that were added as a part of the New Horizons Bank acquisition.  Occupancy and equipment expense increased in part due to the addition of one full service office as a result of the New Horizons Bank acquisition. Increases in loan collection and other expenses, advertising and business development, data processing and other technology, and deposit insurance were largely related to the new market and the additional accounts and customers that resulted from the New Horizons Bank acquisition.  Professional services decreased due to lower legal and other professional fees incurred during the third quarter of 2011 as compared to the third quarter of 2010.  Amortization of intangible assets was slightly lower due to the reduced amortization expense related to the core deposit intangible that was created as a result of previous acquisitions.  This intangible asset is being amortized over an eight-year period using the accelerated method, resulting in a progressive decreased expense over the amortization period.  Other real estate owned valuation adjustments and other real estate owned expenses increased due to a higher number of foreclosed properties and a decline in local real estate values for commercial land and residential development properties during the past year.  Acquisition and integration expenses increased due to expenses related to the New Horizons Bank acquisition.  No additional material acquisition and integration expenses related to the New Horizons Bank acquisition are expected.  Other expenses decreased primarily as a result of various miscellaneous items.

Income taxes.  The Company recognized an income tax expense of $28,000 for the quarter ended September 30, 2011, compared to an income tax benefit of $413,000 for the quarter ended September 30, 2010.  The increase in the income tax expense was due to the increase in the pre-tax income in the third quarter of 2011 compared to the pre-tax loss in the third quarter of 2010.  The effective tax rate decreased to 7.0% due to a larger percentage of income being derived from tax-advantaged assets such as municipal securities, U.S. Government Agency securities, and bank-owned life insurance that generate tax-exempt income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2011 and 2010

General.  Net income available to common shareholders for the nine months ended September 30, 2011, amounted to $1.0 million, or $0.09 per diluted share, as compared to net income available to common shareholders of $9.6 million, or $1.04 per diluted share, for the nine months ended September 30, 2010.  This change was largely related to the acquisition of Bank of Hiawassee which contributed to a $19.5 million pre-tax gain from acquisition for the nine month period ended September 30, 2010.

Net interest income.  Net interest income increased by $3.2 million, or 14.7%, to $24.8 million for the first nine months of 2011 as compared to $21.6 million for the first nine months of 2010. The Company’s net interest margin increased by 28 basis points to 3.66% for the nine months ended September 30, 2011, compared to 3.38% for the nine months ended September 30, 2010.  This increase in the net interest margin was primarily the result of the cost of funds falling at a faster rate than the yield on assets.

Interest income increased by $150,000, or 0.5%, to $33.1 million for the first nine months of 2011.  This improvement was primarily due to a $47.9 million, or 5.5%, increase in average interest-earning assets during the comparable periods to $913.7 million for the first nine months of 2011.  This increase was largely due to the acquisition of Bank of Hiawassee in March 2010, and the acquisition of New Horizons Bank in April 2011.  During the nine months ended September 30, 2011, average interest-earning deposits decreased by $11.0 million, or 12.8%, average investment securities increased by $52.7 million, or 56.3%, and average accruing loans increased by $6.3 million, or 0.9%, as compared to the average balances during the nine month period ended September 30, 2010. The positive effect of the increase in interest-earning assets was partly offset by a 16 basis point decrease in the average yield on earning assets during the respective periods to 4.81% for the nine months ended September 30, 2011. The decrease in yield was largely due to lower market rates and higher levels of lower-yielding liquid assets held during the first nine months of 2011.

Interest expense decreased by $3.0 million, or 26.9%, for the comparable periods to $8.0 million for the first nine months of 2011.  This decrease in interest expense was largely due to lower market interest rates, which resulted in a 58 basis point decrease in the average cost of funds to 1.22% for the nine months ended September 30, 2011.  The decrease in cost of funds offset the effects of a $73.8 million, or 8.9%, increase in the average interest-bearing liabilities to $906.1 million for the first nine months of 2011.  This change included an $84.4 million, or 11.8%, increase in average interest-bearing deposits and a $10.6 million, or 8.9%, decrease in average borrowings. The increase in average interest-bearing deposits was largely due to the aforementioned acquisitions, while the decrease in average borrowings was due to normal maturities during the period.

Provision for loan losses.  The Company’s provision for loan losses decreased from $9.1 million for the first nine months of 2010 to $6.1 million for the first nine months of 2011.  The decrease in the provision for loan losses was largely due to lower levels of net charge-offs which totaled $5.0 million, or 1.15% of average non-covered loans annualized, during the first nine months of 2011 compared to $7.5 million, or 1.65% of average non-covered loans annualized, during the first nine months of 2010.  The Company’s ratio of nonperforming non-covered assets to total assets remained flat at 2.61% at September 30, 2010, compared to September 30, 2011. Approximately 98% of the Company’s nonperforming non-covered loans at September 30, 2011, were secured by real estate predominately located in the Company’s primary lending market.  Management expects that the Company will continue to experience larger than normal loan loss provisions for the next several quarters.

Noninterest income.  Noninterest income decreased by $15.5 million to $9.4 million for the nine months ended September 30, 2011, as compared to $24.9 million for the nine months ended September 30, 2010. The primary reason for the decrease was the $19.5 million gain from the acquisition of Bank of Hiawassee in the first nine months of 2010.  The following table presents the detail for the nine-month periods ending September 30, 2011 and September 30, 2010.

	Nine Months Ended
	September 30,
	2011	2010	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,088	$2,893	$195
Mortgage banking income	841	1,028	(187)
Commissions on sales of financial products	206	359	(153)
Income from bank-owned life insurance	586	627	(41)
Gain from acquisition	4,115	19,531	(15,416)
Gain on sale of investments, available for sale	111	349	(238)
Loss on sale of other assets	(285)	(451)	166
Other income	694	554	140
Total noninterest income	$9,356	$24,890	$(15,534)

Service charges on deposit accounts were higher due to the increased number of demand deposit accounts which generate monthly service charges and non-sufficient fund (“NSF”) fees on overdrafts. Legislation limiting the assessment of NSF fees from overdrafts generated from debit cards in 2010 has had an adverse impact on fee income on deposit accounts.  However, the Company has successfully worked to lessen the negative impact of this legislation by asking customers to “opt-in” to allow overdrafts on their debit cards.  Mortgage banking income was lower in the first nine months of 2011 due to decreased origination activity arising in part from the expiration of tax incentives in 2010.  Commissions on sales of financial products were lower in 2011 largely due to decreased activity and reduced staffing.  Income from bank-owned life insurance decreased due to lower market rates.  The $19.5 million gain on acquisition in the first nine months of 2010 was related to the Bank of Hiawassee acquisition. The $4.1 million gain on acquisition for the first nine months of 2011 represents the initial $4.4 million gain on acquisition of New Horizons Bank and a subsequent downward adjustment to the gain on acquisition of Bank of Hiawassee during the first quarter of 2011.   The gain on sale of investments was lower during the first nine months of 2011, due to the fact that there were fewer investments sold at a gain as compared to the first nine months of 2010.  The loss on sale of other assets was lower due to fewer losses from sale of other real estate owned recognized during the first nine months of 2011.  Other income increased primarily due an increase in rental income on other real estate owned, increased safe deposit box rental income, and other miscellaneous items.

Noninterest expense.  Noninterest expense increased by $4.5 million, or 20.8%, to $25.9 million for the nine months ended September 30, 2011.  The following table presents the detail of noninterest expense for the nine-month periods ending September 30, 2011 and September 30, 2010.

	Nine Months Ended
	September 30,
	2011	2010	Variance
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$11,190	$10,069	$1,121
Occupancy and equipment	2,567	2,454	113
Loan collection and other expenses	827	560	267
Advertising and business development	239	233	6
Professional services	739	729	10
Data processing and other technology	815	666	149
Deposit insurance	1,116	969	147
Amortization of intangible assets	412	372	40
Other real estate owned valuation adjustments	3,292	1,088	2,204
Other real estate owned expenses	906	685	221
Acquisition and integration expenses	754	1,022	(268)
Other expenses	3,019	2,570	449
Total noninterest expense	$25,876	$21,417	$4,459

Compensation and benefits increased due to the increased number of employees resulting from the acquisitions. These additional employees included branch personnel, troubled asset officers, FDIC loss-share specialists and other loans and deposit support positions.  Occupancy and equipment increased due to the addition of four full-service branch offices in 2010 and one full-service office in 2011. Loan collection and other expenses increased due to the higher number of delinquent and troubled loans that resulted from the FDIC-assisted acquisitions.  A large portion of these loans are covered by FDIC loss-share agreements, resulting in the Company paying 20% of qualified expenses on these covered loans.   Advertising and business development expenses increased slightly due to the new markets in North Georgia.  Increases in professional services, data processing and other technology, and deposit insurance were directly related to the additional offices, personnel and customers that resulted from the acquisitions. Amortization of intangible assets was higher due to the amortization expense related to the $1.8 million core deposit intangible that was created as a result of the acquisitions. This intangible asset is being amortized over an eight-year period using the accelerated method.  The increased number of foreclosed properties and the lower real estate values resulted in the increased valuation adjustment on other real estate owned and higher expenses on other real estate owned.  Acquisition and integration expenses were lower since the Bank of Hiawassee acquisition in 2010 was larger than the New Horizons Bank acquisition in 2011. Other expenses increased primarily as a result of higher office supplies, communications, postage, insurance and other miscellaneous expenses resulting from the increase in the number of branch offices and customers during the period.

Income taxes.  The Company recognized income tax expense of $470,000 for the nine months ended September 30, 2011, compared to income tax expense of $5.7 million for the nine months ended September 30, 2010.  The decrease in the tax expense was due to the reduction of pre-tax income in the first nine months of 2011 compared to the pre-tax income in the first nine months of 2010.  The effective tax rate decreased to 20.9% due to a larger percentage of income being derived from tax-advantaged assets such as municipal securities, U.S. Government Agency securities, and bank-owned life insurance that generate tax-exempt income.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  As of September 30, 2011, the Company’s cash and cash equivalents totaled $102.7 million.  Of this amount, $87.4 million was held in the Company’s account with the Federal Reserve Bank.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $100.4 million available to draw from its line of credit with the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally investment securities that are obligations of, or guaranteed by, U.S. Government Agencies, or Government Sponsored Enterprises) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $16.0 million available from an unsecured federal funds accommodation with Pacific Coast Bankers Bank (“PCBB”).  PCBB is the Company’s primary correspondent bank. The federal funds facility is available through September 30, 2012, and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this facility are generally repaid on a daily basis at a rate determined by PCBB based on their marginal cost of funds.  Advances are limited to not more than 10 consecutive days at a time.  The Company also has an unsecured federal funds accommodation with CenterState Bank of Florida in the amount of $5.0 million.  The credit facility, which is used to fund short-term liquidity needs, may be terminated at any time and may not be outstanding for more than 14 consecutive days.   The Company may also solicit brokered deposits for providing funds for asset growth.  As of September 30, 2011, the Company had no outstanding brokered deposits and $1.6 million of internet deposits that were assumed from the acquisition of Bank of Hiawassee and New Horizons Bank.  These internet deposits are not renewed at maturity. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At September 30, 2011, the Company had loan commitments of $42.4 million, unused lines of credit of $94.1 million, and undisbursed construction loan proceeds of $1.2 million.  See Note 11 – Commitments for additional details. The Company also has various leases in place to provide office space for four full-service offices and one in-store office.  The current annualized cost of these leases was $608,000.  Management does not expect any material changes in the amount of the leases over the next five years. Short-term borrowings totaled $15.9 million at September 30, 2011.  These short-term borrowings consisted of $9.6 million of daily securities sold under repurchase agreements and $9.0 million of FHLB advances that mature over the next 12 months. The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing. The Company believes that given its current level of internal and external sources of liquidity, it has adequate resources to fund loan commitments and lines of credit, repay short-term borrowings if necessary, and fund any other normal obligations that may arise in the near future.

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

The Bank’s actual capital levels and regulatory capital ratios as of September 30, 2011, are presented in the following table.

			Minimum Requirements to be Well Capitalized
	Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	$112,688	17.32%	$65,543	10.00%
Tier 1 capital (to risk-weighted assets)	104,487	16.06%	39,326	6.00%
Tier 1 capital (to adjusted total assets)	104,487	9.53%	54,836	5.00%
Tangible capital (to adjusted total assets)	104,487	9.53%	32,901	3.00%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s asset/liability management strategies or interest rate position that were described in Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

The Company did not repurchase any common stock during the quarter ended September 30, 2011.

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

Citizens South Banking Corporation

Date: November 14, 2011                                                                     By:     /s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Date: November 14, 2011                                                                     By:      /s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer