Form 10-K
period 2011-12-31
CITIZENS SOUTH BANKING CORP
filed 2012-03-30
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
Yes [  ]     No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 27, 2012, as reported by the Nasdaq Global Market, was approximately $46.8 million.

As of March 30, 2012, there were 11,506,324 shares of the common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant are included by reference into Part III.

CITIZENS SOUTH BANKING CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the Company’s financial condition, results of operations and business of the Company and the Bank.  These statements are based on assumptions and estimates with respect to future business strategies and decisions that are subject to change based on changes in the economic and competitive environment in which we operate.  Such forward- looking statements can be identified by the use of words such as  “may,” “would,” “could,” “will,” “expect,” “believe,” “estimate,” “intend,” and “plan,” as well as similar expressions. Such statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control.  A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.   Factors that could cause such a difference include, but are not limited to, 1) the timing and amount of revenues that may be recognized by the Company, 2) changes in local or national economic trends, 3) increased competition among depository and financial institutions, 4) continuation of current revenue and expense trends (including trends affecting charge-offs and provisions for loan losses), 5) changes in interest rates and the shape of the yield curve, and 6) adverse legal, regulatory or accounting changes and other risk factors described below under Item 1A. “Risk Factors” of this Annual Report.  Forward-looking statements speak only as of the date they are made and the Company is under no duty to update these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

Citizens South Banking Corporation (the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the "Bank"). The shares of common stock of the Company trade on the Nasdaq Global Market under the ticker symbol “CSBC.”  The Company’s principal business activities are overseeing and directing the business of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank and investment securities.  The Company became the holding company for the Bank on September 30, 2002, in connection with the mutual-to-stock conversion of Citizens South Holdings, MHC, the mutual holding company of Citizens South Banking Corporation, a federal corporation, formerly named Gaston Federal Bancorp, Inc., which was originally formed on March 18, 1998 for the purpose of acting as the holding company for the Bank. As of December 31, 2011, the Company had total assets of $1.1 billion, total loans of $733.8 million, total deposits of $876.1 million, and shareholders’ equity of $92.7 million.

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

The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  Noninterest income primarily consists of fee income generated from deposit accounts, mortgage banking fees, commissions earned from the sale of uninsured investment products, increases in the cash value of bank-owned life insurance policies, net gains from the sale of assets and other noninterest income items.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, deposit insurance, loan collection expenses, other real estate owned value adjustments and expenses, amortization of intangible assets, impairment of investments, and other noninterest expenses.  Results of operations are also significantly affected by local economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

In September 2011, the Company entered into a Securities Purchase Agreement with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold to the Treasury 20,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C for aggregate proceeds of $20,500,000.    The Securities Purchase Agreement was entered into, and the Series C Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), as established under the Small Business Jobs Act of 2010.   The Series C Preferred Stock is entitled to receive non-cumulative dividends payable quarterly. The dividend rate was initially set at 4.84% per annum based upon the initial level of qualified small business lending (“QSBL”) by the Bank.  The dividend rate for future dividend periods will be set based upon the percentage change in the QSBL between each dividend period and the baseline QSBL level.  This dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series C Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  As a result of the Company’s participation in SBLF, the Company redeemed all 20,500 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A it sold to the Treasury on December 12, 2008, as a part of the Troubled Asset Relief Program (“TARP”).  Subsequently in November 2011, the Company repurchased from the Treasury a warrant to purchase 428,870 shares of the Company.  The warrant was issued to Treasury on December 12, 2008, in connection with the Company’s participation in the Treasury’s Capital Purchase Program as part of the TARP.

In April 2011, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for New Horizons Bank (“NHB”), to acquire substantially all of the assets and assume substantially all of the liabilities of NHB.  New Horizons Bank was a Georgia state-chartered bank headquartered in East Ellijay, Georgia.  NHB was established in 2004 and operated from one location in East Ellijay, Georgia.  The fair values of the assets acquired and liabilities assumed were determined based on the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820: Fair Value Measurements and Disclosures.  The fair value amounts are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. In connection with the acquisition, the Bank entered into two loss-share agreements with the FDIC that covered approximately $69.3 million of the $71.2 million of loans that were acquired from the FDIC (the “covered loans”) and all of the $11.6 million of OREO that was acquired from the FDIC (collectively referred to as “covered assets”).  One loss-share agreement covers certain residential loans and OREO for a period of ten years.  The other loss-share agreement covers all remaining covered assets for a period of five years.  Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets.  The Bank recorded an estimated receivable from the FDIC in the amount of $19.9 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.  Any losses incurred on the remaining $1.9 million in acquired loans not covered under shared-loss agreements will be the sole responsibility of the Bank. Also, new loans made after the acquisition date are not covered by FDIC loss-share agreements. After applying purchase accounting adjustments to the acquired assets and liabilities, the Company recognized an initial $4.4 million pre-tax gain from the acquisition which was included as a component of noninterest income.  Net of fair market adjustments, the Bank acquired $49.3 million of loans and assumed $96.7 million of total deposits.  Citizens South Bank received a $12.8 million discount on the assets acquired and paid a $748,000, or 1%, deposit premium (excluding market placed deposits). Also, as a part of this acquisition, the Company recorded a $1.6 million core deposit intangible that will be amortized over an eight-year period under the accelerated method.  Additional details may be found in Note 3 – FDIC-Assisted Acquisitions of Section 8. of this Annual Report.

In March 2010, the Bank entered into a purchase and assumption agreement with the FDIC, as receiver for Bank of Hiawassee, to acquire substantially all of the assets and assume substantially all of the liabilities of Bank of Hiawassee. The Bank of Hiawassee was a Georgia state-chartered bank headquartered in Hiawassee, Georgia, and operated five full-service offices in the North Georgia area.  The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.  The fair value amounts are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. The acquired loans, also referred to as “covered loans,” are covered by two loss-share agreements between the FDIC and the Bank, which afford the Bank significant protection against future loan losses.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, five years for losses on all other loans and eight years for recoveries on all other loans. The Bank recorded an estimated receivable from the FDIC in the amount of $36.3 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.  New loans made after the acquisition date are not covered by the FDIC loss-share agreements.  After applying purchase accounting adjustments to the acquired assets and liabilities, the Company recognized an initial $18.7 million pre-tax gain from the acquisition which was included as a component of noninterest income.  Net of fair market adjustments, the Bank acquired $183.2 million of loans and assumed $292.2 million of total deposits and $31.6 million of borrowed money.  Citizens South Bank received a $33.6 million discount on the assets acquired and paid a $2.5 million, or 1%, deposit premium, resulting in net proceeds of $31.1 million to Citizens South Bank funded by the FDIC.   Also, as a part of this acquisition, the Company recorded a $1.6 million core deposit intangible that will be amortized over an eight-year period under the accelerated method.  Additional details may be found in Note 3 – FDIC-Assisted Acquisitions of Section 8. of this Annual Report.

Market Area and Competition

Banking is very competitive in the markets that we serve. We compete against large commercial financial institutions, other community banks, savings and loan associations, credit unions, mortgage companies, brokerage companies, and various other institutions that offer credit or solicit deposits to small businesses and consumers.  Many of our competitors have broad geographic diversity and have greater access to credit markets, lower costs of funding, higher lending limits, and greater media exposure than our Company.  However, we believe that we compete effectively in our markets by using our strong community roots and support which we have fostered over our 107 years of community banking.  We encourage our employees to participate in local civic organizations and we support many local community events.  We focus on providing superior personal service to small businesses and local consumers through our network of 21 full-service offices.  We also offer a wide variety of products and services including remote deposit capture and on-line banking that compete effectively with much larger competitors.

We consider our primary market area to be the North Carolina Counties of Gaston, Rowan, Iredell, Union, Mecklenburg, Cabarrus, Lincoln, and Cleveland, the South Carolina County of York, and the Georgia Counties of Union, Fannin, Gilmer and Towns.  Our market areas represent the metropolitan area of Charlotte, North Carolina and the Northern Georgia area.  The metropolitan area of Charlotte has a diverse economic base that includes business sectors in banking and finance, energy, insurance, manufacturing, textiles, apparel, fabricated metals, construction, health care, transportation, retail trade, telecommunications, government services, and education. In 2011, the Charlotte metropolitan area experienced decreases in housing prices, an increased unemployment rate, decreased housing starts and housing sales, and decreased commercial activity.  However, the economic slowdown in the Charlotte metropolitan area has generally been less severe than the economic slowdown experienced in other large metropolitan areas of the country.  The North Georgia market, which is located in the mountains and has a number of large lakes in the area, is a popular vacation destination and second home market for those living in the Atlanta metropolitan area.  As such, this market is predominately comprised of small businesses that support retirees, second home owners, and vacationers.  The economic slowdown in the Atlanta region has had an adverse effect on the North Georgia market.  Conversely, as the economic conditions in the Atlanta region improve, the North Georgia market should also begin to improve.

Employees

As of December 31, 2011, the Company had 201 full-time and 37 part-time employees, none of whom is represented by a collective bargaining unit.  The Company provides employee benefit programs, including an Employee Stock Ownership Plan, an employer match 401(k) retirement plan, group life, disability, heath, and dental insurance, and paid vacation and sick leave. Management believes its working relationship with its employees is good.

Subsidiaries

Citizens South Banking Corporation is a unitary savings and loan holding company that owns all of the outstanding stock of Citizens South Bank.  In addition, the Company has a wholly-owned non-consolidated subsidiary, CSBC Statutory Trust I, which was used to issue $15 million of trust preferred securities.  The proceeds from these obligations were invested in the Bank as Tier I capital.  These obligations represent a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities.

The Bank has two subsidiaries, Citizens South Financial Services, Inc, and Citizens Properties, LLC. Citizens South Financial Services, Inc. primarily owns stock in a title insurance company which is used by the Bank for certain real estate transactions.  Citizens Properties, LLC was formed in January 2012 for the purpose of holding title to certain real estate that was acquired by the Bank through foreclosure.

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

General. Citizens South Banking Corporation is a unitary savings and loan holding company that is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  As such, the Company is required to serve as a source of financial strength to its subsidiary depository institution and to commit resources to support the depository institution as needed.  The Federal Reserve also has the authority to require the Company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of the holding company or the depository institution.

Citizens South Bank is a federally chartered stock savings bank and derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency (“OCC”).  Under these laws and regulations, Citizens South Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of investment securities and certain other assets.  Citizens South Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage. The Bank is subject to examination, supervision, and regulation by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer.  Citizens South Bank is also a member of and owns stock in the Federal Home Loan Bank of Atlanta (“FHLB”), which is a part of the Federal Home Loan Bank System.  The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Citizens South Bank is also regulated to a lesser extent by the Federal Reserve, governing reserves to be maintained against deposits and other matters.  Citizens South Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010, has significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision and required that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve to supervise and regulate all savings and loan holding companies.

The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities (“TPS”) are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by bank or savings and loan holding companies with less than $15 billion of assets. The Company’s $15 million of TPS will be grandfathered under this legislation.

The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets, such as Citizens South Bank, will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection.

Standards for Safety and Soundness and Enforcement.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, loan concentrations, compensation, and other operational and managerial standards as the agency deems appropriate.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.  The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive, a cease and desist order, removal of officers and/or directors of the institution, receivership, conservatorship, civil penalties, or the termination of deposit insurance.  The FDIC also has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances. As of December 31, 2011, there were no outstanding enforcement actions against the Company or the Bank by any regulatory agencies.

Capital Adequacy. The various federal bank regulators, including the OCC, have adopted risk-based capital requirements for assessing bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. These regulations require banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.  For capital adequacy purposes, a bank is placed in one of the following five categories based on the bank’s capital: 1) well capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital (3% for savings banks receiving the highest rating on the CAMELS rating system), 4% Tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 4% leverage capital (3% for savings banks receiving the highest rating on the CAMELS rating system), 4% Tier 1 risk-based capital or less than 8% total risk-based capital,); 4) significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or less than 6% total risk-based capital,); and 5) critically undercapitalized (less than 2% tangible capital). At December 31, 2011 and 2010, Citizens South Bank met the criteria for being considered “well-capitalized” for all three regulatory capital standards.

Capital Distributions.  OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if: 1) the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years; 2) the bank would not be at least adequately capitalized following the distribution; 3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or 4) the savings bank is not eligible for expedited treatment of its filings. Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must file a notice with the Federal Reserve at least 30 days before the board of directors declares a dividend or approves a capital distribution. The OCC may disapprove a notice or application if: 1) the savings bank would be undercapitalized following the distribution; 2) the proposed capital distribution raises safety and soundness concerns; or 3) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Changes in Control.  Federal law prohibits a savings and loan holding company from acquiring direct or indirect control of another savings institution or holding company thereof, without prior written approval of the OCC.  It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the OCC must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

In addition, under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Citizens South Banking Corporation unless the Federal Reserve has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution.  Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, is the case with Citizens South Banking Corporation, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  Citizens South Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Affiliates.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and its implementing regulations.  The term affiliates for these purposes generally means any company that controls or is under common control with an institution.  Citizens South Banking Corporation and its subsidiaries are affiliates of Citizens South Bank.  In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank.  In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations.  Assessment rates currently range from 2.5 to 45 basis points of total assets less tangible equity.  The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2011 equaled 0.68 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  We cannot predict what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing.  We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Qualified Thrift Lender Test.  As a federal savings bank, Citizens South Bank is subject to a qualified thrift lender (“QTL”) test.  Under the QTL test, Citizens South Bank must maintain at least 65% of its portfolio assets in qualified thrift investments in at least nine months of the most recent 12-month period.  A savings bank that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law.  At December 31, 2011, Citizens South Bank maintained approximately 77% of its portfolio assets in qualified thrift investments and satisfied the QTL test.

Federal Home Loan Bank System.  Citizens South Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions.  As a member of the FHLB of Atlanta, Citizens South Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 0.15% of the Bank’s total assets.  Also, the Bank is required to acquire and hold capital stock in the amount of 4.5% of outstanding borrowings from the FHLB.  As of December 31, 2011, Citizens South Bank was in compliance with these requirements.

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2011, Citizens South Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OCC.

USA Patriot Act.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Obstruct Terrorism Acts (the “Patriot Act”) gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  The Patriot Act also contains additional laws and regulations regarding money laundering, financial transparency, and customer identification verification.  We have established appropriate policies, procedures and systems designed to comply with these regulations.

Holding Company Regulation. The Company is a unitary savings and loan holding company, subject to regulation and supervision by the Federal Reserve.  The Federal Reserve has enforcement authority over the Company and its non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a risk to the Bank.

The Company’s activities are limited to those activities permissible for financial holding companies or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.  The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve, and certain additional activities authorized by Federal Reserve regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Federal Reserve.  It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Citizens South Banking Corporation to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

The Emergency Economic Stabilization Act of 2008.  In 2008 the Congress enacted The Emergency Economic Stabilization Act of 2008 (“EESA”) which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), which provides for direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. In 2008 Citizens South Banking Corporation was approved to participate in the CPP and received $20.5 million pursuant to this program.  The Company repaid this investment in 2011 and is no longer subject to the restrictions of the TARP CPP.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have prepared policies, procedures and systems designed to ensure compliance with the Sarbanes-Oxley Act and related regulations.

Federal Securities Laws.  Citizens South Banking Corporation common stock is registered with the SEC pursuant to Section 12(b) of the Exchange Act. Citizens South Banking Corporation is subject to the reporting requirements, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

The economic condition of the United States and the markets that we serve has experienced a prolonged slowdown.  While economic growth has resumed, the rate of growth has been slow and unemployment remains at relatively high levels. The economic downturn in the Charlotte region has generally been less severe than the economic slowdown experienced in other larger metropolitan areas of the country.  However, the Charlotte region did experience decreases in housing prices, an increased unemployment rate, decreased housing starts and housing sales and commercial activity.  Our business is subject to periodic fluctuations based on local economic conditions in the Charlotte and North Georgia regions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Our operations are locally oriented and community-based. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve.

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

Nonresidential real estate loans increase our exposure to credit risks.

Over the last several years, we have increased our nonresidential real estate lending in order to improve the yield and reduce the duration of our assets.  These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because repayment often depends on the successful operations and earnings of the borrowers.  Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

The Dodd-Frank Act, among other things, created a new Consumer Financial Protection Bureau, tightened capital standards and will continue to result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) is significantly changing the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the primary federal regulator for Citizens South Banking Corporation and Citizens South Bank, which are now regulated by the Federal Reserve and the OCC, respectively.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.  However, it is expected that the legislation and implementing regulations may materially increase our operating and compliance costs.

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

Effective July 21, 2011 is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

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

In addition, the Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  Banks and savings institutions with $10 billion or less in assets, like Citizens South Bank, will continue to be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings banks, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act requires publicly traded companies to give common stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

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

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased.  However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has recently indicated its intention to maintain low interest rates until at least late 2014.  Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to Citizens South Banking Corporation and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the U.S. long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including Citizens South Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to Citizens South Banking Corporation, and could exacerbate the other risks to which we are subject, including those described above.

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

Citizens South Bank relies heavily on communications and information systems to conduct its business, and provides its customers the ability to bank online. Our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. Citizens South Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that Citizens South Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose Citizens South Bank to claims, litigation and other possible liabilities. Any failure, interruption, or breach in security or operational integrity of its systems could also result in failures or disruptions in our general ledger, deposit, loan, and other systems, and could subject us to additional regulatory scrutiny.  Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in Citizens South Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

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

Certificate of incorporation and statutory provisions. Provisions of the certificate of incorporation and bylaws of Citizens South Banking Corporation and Delaware law may make it more difficult and expensive to pursue a takeover attempt that management opposes.  These provisions also would make it more difficult to remove Citizens South Banking Corporation’s current Board of Directors or management, or to elect new directors.  These provisions include limitations on voting rights of beneficial owners of more than 10% of its common stock, supermajority voting requirements for certain business combinations and the election of directors to staggered terms of three years.  The Company’s bylaws also contain provisions regarding the timing and content of shareholder proposals and nominations and qualification for service on the Board of Directors.

Required change in control payments and issuance of stock options and recognition plan shares.  Citizens South Banking Corporation has entered into employment agreements and change of control agreements with certain executive officers, which will require payments to be made to them in the event their employment is terminated following a change in control of Citizens South Banking Corporation or Citizens South Bank.  Citizens South Banking Corporation also has adopted plans to permit additional issuances of stock options and recognition plan shares to key employees and directors that will require payments to them in connection with a change in control of Citizens South Banking Corporation.  These payments will have the effect of increasing the costs of acquiring the Company, thereby discouraging future takeover attempts.

The pre-tax gain we recorded upon the acquisition of New Horizons Bank is a preliminary amount and could be decreased.

We accounted for the New Horizons Bank acquisition under the purchase method of accounting, recording the acquired assets and liabilities of New Horizons Bank at fair value based on preliminary purchase accounting adjustments.  Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving a significant amount of judgment regarding estimates and assumptions.  Based on the preliminary adjustments made, the fair value of the assets we acquired exceeded the fair value of the liabilities assumed which resulted in an initial $4.4 million pre-tax gain for our company.  Under purchase accounting, we have up to one year after the acquisition to finalize the fair value adjustments, meaning that until then we could materially adjust the preliminary fair value estimates of New Horizons Bank’s assets and liabilities based on new or updated information.  Such adjustments could reduce the extent by which the assets acquired exceeded the liabilities assumed and would result in a decrease to the pre-tax gain that we recorded as of the acquisition date.

We may incur losses on acquired loans that are materially greater than we originally projected.

Both Bank of Hiawassee and New Horizons Bank had a significant amount of deteriorating and nonperforming loans that ultimately led to the closure of the banks.  When we placed our bid with the FDIC to assume the assets and liabilities of these banks, we estimated an amount of future loan losses that we believed would occur and factored those expected losses into our bid amount.  Estimating loan losses on an entire portfolio of loans is a difficult process that is dependent on a significant amount of judgment and estimates, especially for loan portfolios that have a high concentration of deteriorating and nonperforming loans like the loan portfolios that were acquired in these FDIC-assisted transactions.  If we materially underestimated the extent of those losses, it could result in additional losses that would be reflected in the Company’s provision for loan losses.

We may experience difficulty in managing the loan and other real estate owned portfolios acquired from Bank of Hiawassee and New Horizons Bank within the limits of the loss protection provided by the FDIC.

In connection with the Bank’s FDIC-assisted acquisitions of Bank of Hiawassee and New Horizons Bank, Citizens South Bank entered into loss-sharing agreements with the FDIC that covered approximately $231.1 million of Bank of Hiawassee’s loans and approximately $82.6 million of New Horizons Bank’s loans and other real estate owned. Citizens South Bank will share in the losses, which begin with the first dollar of loss incurred, of the assets covered by the loss-sharing agreements, which include residential mortgage loans and nonresidential loans (collectively referred to as “covered loans”). Pursuant to the terms of the Bank of Hiawassee loss-sharing agreements, the FDIC is obligated to reimburse Citizens South Bank 80% of eligible losses of up to $102 million with respect to covered loans. The FDIC will reimburse Citizens South Bank for 95% of eligible losses in excess of $102 million with respect to covered loans. Citizens South Bank has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered loans. Pursuant to the terms of the New Horizons Bank loss-sharing agreements, the FDIC is obligated to reimburse Citizens South Bank 80% of eligible losses with respect to covered assets. Citizens South Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered loans. Although we have expertise in asset resolution, we cannot guarantee that we will be able to adequately manage the covered loan portfolios within the limits of the loss protection provided by the FDIC.

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

At December 31, 2011, the Company operated 21 full-service branch offices located in North Carolina, South Carolina, and Georgia.  There were 16 full-service branch offices located in the Charlotte region. Twelve of these offices were owned by the Company including offices located in the North Carolina counties of Gaston (7), Rowan (2), Iredell (2) and Union (1).  The remaining four offices, which were located in Monroe, Indian Trail, and Charlotte, North Carolina and Rock Hill, South Carolina, were leased.    The Company also operated five full-service branch offices in North Georgia.  These offices are all owned by the Company and are located in the Georgia counties of Fannin (1), Union (1), Gilmer (1) and Towns (2).   Management considers the facilities to be well maintained and suitable for present operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Market under the ticker symbol “CSBC.” Price and volume information is contained in The Wall Street Journal and other daily newspapers in the Nasdaq section under the Global Market System listings. Market makers in the Company’s common stock include Keefe, Bruyette & Woods, Inc., Sandler O’Neill & Partners, Howe Barnes Investments, Inc., Sterne, Agee, and Leach, Inc., Stifel Nicholas & Co., Fig Partners LLC, and others.  As of February 14, 2012, the Company had 1,499 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 11,508,750 shares outstanding.

The following table sets forth quarterly closing market sales price ranges for the common stock and the cash dividend declared per share for the Company’s common stock over the past two years.

	Year Ending December 31, 2011			Year Ending December 31, 2010
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$4.99	$4.25	$0.01	$6.19	$4.19	$0.04
2nd	5.19	3.88	0.01	6.90	4.76	0.04
3rd	4.25	3.00	0.01	6.33	4.46	0.04
4th	4.22	2.90	0.01	5.10	3.90	0.01

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

Recent Sales of Unregistered Securities.  Not applicable.

Repurchases of Equity Securities. There were no repurchases of equity securities during the year ended December 31, 2011.  The most recent repurchase authorization was granted by the Board of Directors in June 2008, for the repurchase of up to 220,500 shares, or approximately 2.7% of the Company’s then outstanding shares of common stock.   As of December 31, 2011, the Company had repurchased a total of 10,477 shares at an average price of $7.13 per share and had 210,023 shares remaining to be repurchased under this plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected information concerning the financial position of Citizens South Banking Corporation and its subsidiaries as of and for the dates indicated.

Table 1 - Selected Consolidated Financial Information and Other Data
(Dollars in thousands, except per share and nonfinancial data)
	At or for the years ended
	2011	2010	2009	2008	2007

Summary of Operations:
Interest income	$44,076	$43,915	$38,300	$42,991	$46,735
Interest expense	10,538	14,678	16,526	22,351	26,500
Net interest income	33,538	29,237	21,774	20,640	20,235
Provision for loan losses	10,685	14,050	10,980	3,275	1,290
Net interest income after loan loss provision	22,853	15,187	10,794	17,365	18,945
Noninterest income	11,341	27,136	7,972	5,635	6,562
Noninterest expense	34,655	29,335	50,272	19,226	17,895
Net income (loss) before income taxes	(461)	12,988	(31,506)	3,774	7,612
Income tax expense (benefit)	(702)	4,349	(1,499)	639	1,947
Net income (loss)	241	8,639	(30,007)	3,135	5,665
Dividends on preferred stock	1,526	1,025	1,034	54	-
Net income (loss) available to common shareholders	$(1,285)	$7,614	$(31,041)	$3,081	$5,665

Per Common Share Data:
Net income (loss):
Basic	$(0.11)	$0.78	$(4.19)	$0.42	$0.74
Diluted	(0.11)	0.78	(4.19)	0.42	0.73
Weighted average shares outstanding:
Basic	11,459,046	9,742,330	7,410,692	7,374,051	7,688,022
Diluted	11,459,046	9,742,330	7,410,692	7,374,051	7,753,940
End of year shares outstanding	11,506,324	11,508,750	7,526,854	7,515,957	7,610,017
Cash dividends paid	$0.04	$0.13	$0.16	$0.34	$0.32
Dividend payout ratio	NM	16.63%	NM	81.38%	43.80%
Book value	6.27	6.32	6.87	11.21	11.05
Tangible book value	6.15	6.17	6.80	7.14	6.96

Selected End of Year Balances:
Total assets	$1,080,460	$1,064,487	$791,532	$817,213	$779,140
Loans, net of deferred fees and costs	733,788	736,510	610,201	626,688	559,956
Allowance for loan losses	11,713	11,924	9,189	8,026	6,144
Investment securities	147,899	111,586	83,370	109,180	116,412
Deposits	876,056	850,789	609,345	581,488	590,765
Shareholders' equity	92,659	93,443	72,322	104,720	84,033

Selected Average Balances:
Total assets	$1,089,962	$1,018,716	$830,244	$799,869	$753,085
Loans, net of deferred fees and costs	742,618	729,202	621,949	593,404	526,913
Investment securities	144,980	95,452	99,837	111,473	126,639
Deposits	877,378	798,009	609,034	580,811	575,302
Shareholders' equity	94,238	90,304	104,222	85,232	84,784

Selected Financial Performance Ratios:
Return on average assets (1) (2)	-0.12%	0.75%	-3.74%	0.39%	0.75%
Return on average common equity (1) (2)	-1.39%	8.15%	-42.92%	2.94%	6.74%
Noninterest income to average total assets (1)	1.04%	2.66%	0.96%	0.70%	0.87%
Noninterest expense to average total assets (2)	3.18%	2.88%	6.06%	2.40%	2.38%
Efficiency ratio (1) (2)	77.22%	52.04%	169.00%	73.17%	66.78%

Table 1 - Selected Consolidated Financial Information and Other Data (continued)
(Dollars in thousands, except per share and nonfinancial data)
	At or for the years ended
	2011	2010	2009	2008	2007

Net Interest Margin:
Yield on earning assets	4.60%	4.81%	5.19%	6.11%	7.13%
Cost of funds	1.17%	1.73%	2.44%	3.36%	4.29%
Net Interest spread	3.43%	3.08%	2.75%	2.75%	2.84%
Net interest margin (taxable equivalent)	3.50%	3.21%	2.98%	2.97%	3.14%

Credit Quality Information and Ratios:
Allowance for loan losses - beginning of year	$11,924	$9,189	$8,026	$6,144	$5,764
Add: Provision for loan losses	10,685	14,050	10,980	3,275	1,290
Less: Net charge-offs	10,896	11,315	9,817	1,393	910
Allowance for loan losses - end of year	$11,713	$11,924	$9,189	$8,026	$6,144

Allowance for loan losses to total non-covered loans	2.04%	2.02%	1.51%	1.28%	1.10%
Net charge-offs to average non-covered loans	1.88%	1.88%	1.58%	0.23%	0.17%
Non-covered nonperforming loans to non-covered loans	3.28%	2.79%	1.96%	0.48%	0.32%
Non-covered nonperforming assets to total assets	2.57%	2.26%	2.15%	0.69%	0.30%
Non-covered nonperforming assets to total non-covered loans and other real estate owned	4.76%	4.03%	2.77%	0.90%	0.42%

Nonperforming Assets:
Non-covered nonperforming loans	$18,811	$16,414	$11,990	$3,032	$1,812
Nonperforming loans covered by FDIC loss share (3)	44,056	25,542	-	-	-
Other real estate owned - non-covered	8,936	7,650	5,067	2,601	529
Other real estate owned - covered by FDIC loss share	8,635	7,002	-	-	-
Repossessed assets - covered by FDIC loss share	111
Total nonperforming assets	$80,549	$56,608	$17,057	$5,633	$2,341

Capital Ratios:
Tangible common equity	6.56%	6.69%	6.47%	6.82%	7.08%
Leverage Capital (Bank only)	9.44%	9.74%	10.44%	10.40%	8.74%
Tier 1 Risk-Based Capital (Bank only)	14.35%	15.54%	12.98%	12.01%	10.25%
Total Risk-Based Capital (Bank only)	15.60%	16.80%	14.07%	13.07%	11.21%

Other Data:
Number of banking offices	21	21	16	15	15
Number of employees (full-time equivalents)	222	230	138	149	153

(1)
Includes the $19.7 million gain on acquisition of Bank of Hiawassee for the year ended December 31, 2010, and the $4.1 million gain on acquisition of New Horizons Bank for the year ended December 31, 2011.

(2)
Includes $29.6 million impairment of goodwill for the year ended December 31, 2009.  Also includes acquisition and integration expenses of $792,000 for the year ended December 31, 2011, $1.1 million for the year ended December 31, 2010, and $220,000 for the year ended December 31, 2008.

(3)	The contractual balance of nonperforming loans covered by FDIC loss-share agreements totaled $55.4 million at December 31, 2011 and $31.2 millionat December 31, 2010.
NM = Not Meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to assist readers in understanding and evaluating the financial condition and results of operations of the Company and its subsidiaries.  The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8. of this Annual Report.

Executive Overview

For the year ended December 31, 2011, the Company reported net loss allocable to common stockholders of $1.3 million, or $0.11 per diluted share compared to net income available to common shareholders of $7.6 million, or $0.78 per diluted share, for the year ended December 31, 2010.  A summary of the primary reasons for the change in net income and other significant events that occurred in 2011 is as follows:

•
In April 2011 the Bank acquired approximately $105.4 million of assets and assumed approximately $102.5 million of liabilities from New Horizons Bank in an FDIC-assisted transaction, net of fair value adjustments. As a result of this transaction the Bank posted a $4.1 million pre-tax gain on acquisition, or $2.9 million after-tax. In March 2010 the Bank acquired $343.3 million in assets and assumed $331.8 million of liabilities from Bank of Hiawassee in a FDIC-assisted transaction, net of fair value adjustments.  As a result of this transaction, the Company posted a $19.7 million pre-tax gain from acquisition, or $11.5 million after-tax.  These transactions have had a positive impact on the Company’s net interest income and noninterest income during the past two years.  However, the acquisitions have also resulted in higher operating costs related to operating five additional offices, which has increased noninterest expenses.

•
The Company’s total credit costs decreased slightly during 2011as the provision for loan losses decreased by $3.4 million to $10.7 million.  However, write downs and expenses on other real estate owned increased by $3.2 million to $5.6 million for 2011.  The higher than historical credit costs during the past two years reflect the continued weakness of the overall economy in the Company’s local markets.

•
The Company’s net interest margin was 3.50% for the year ended December 31, 2011 compared to 3.21% for the year ended December 31, 2010.  This 29 basis point improvement was primarily due to the Company’s cost of funds decreasing at a faster rate than its yield on assets.  During 2011, the Company’s cost of funds decreased 56 basis points, while its yield on assets decreased only 21 basis points.

•
The Company redeemed all of the $20.5 million of preferred stock and related warrants issued to the U.S. Treasury Department under the Capital Purchase Plan, a part of the Troubled Asset Relief Program (“TARP”).

•
The Company issued $20.5 million of preferred stock as part of the U.S. Treasury Department’s Small Business Lending Fund (“SBLF”) initiative.  Participation in the SBLF helped to facilitate the TARP repayment.

•	The Company paid total cash dividends of $0.04 per share to common stockholders in 2011.

Critical Accounting Policies and Estimates

The accounting and financial policies of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States and conform to general practices in the banking industry.  We consider accounting policies that require difficult or subjective judgment and assumptions by management that have, or could have a material impact on the carrying value of certain assets or on income to be critical accounting policies.  Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations.  Based on the size of the item or significance of the estimate, the following accounting policies are considered critical to our financial results.

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

Other-Than-Temporary Impairment.  The Company reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment on a periodic basis. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary.  Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels.  However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other than temporary. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset.  We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. In accordance with FASB ASC Topic 805, the FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.

Results of Operations

Overview. The Company reported a net loss allocable to common shareholders of $1.3 million, or $0.11 per diluted share, for the year ended December 31, 2011, compared to net income available to common shareholders of $7.6 million, or $0.78 per diluted share, for the year ended December 31, 2010.  The primary contributing factor for the net loss in 2011 was higher than historical credit-related loan and other real estate owned expenses which totaled $16.3 million.  The primary reason for the net income in 2010 was the $19.7 million gain from acquisition related to the FDIC-assisted acquisition of Bank of Hiawassee.

The table below summarizes the quarterly results of operations for the years ending December 31, 2011 and 2010.

Table 2 - Quarterly Results of Operations
(Dollars in thousands, except per share data)
	2011 Quarters				2010 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Summary of Operations:
Interest income	$11,024	$11,246	$11,419	$10,387	$10,985	$11,596	$12,194	$9,112
Interest expense	2,304	2,554	2,826	2,855	3,411	3,790	4,083	3,393
Net interest income	8,720	8,692	8,593	7,532	7,574	7,806	8,111	5,719
Provision for loan losses	4,635	1,350	1,700	3,000	5,000	3,000	3,000	3,050
Net interest income after loan loss provision	4,085	7,342	6,893	4,532	2,574	4,806	5,111	2,669
Noninterest income	1,985	1,990	5,886	1,478	2,274	2,290	2,415	20,185
Noninterest expense	8,779	8,931	9,270	7,672	7,918	7,781	7,279	6,356
Net income (loss) before income taxes	(2,709)	401	3,509	(1,662)	(3,070)	(685)	247	16,498
Income tax expense (benefit)	(1,172)	28	1,213	(771)	(1,331)	(413)	(108)	6,201
Net income (loss)	(1,537)	373	2,296	(891)	(1,739)	(272)	355	10,297
Dividends and accretion of discount on preferred stock	767	247	256	256	256	256	257	257
Net income (loss) available to common shareholders	$(2,304)	$126	$2,040	$(1,147)	$(1,995)	$(528)	$98	$10,040

Per Common Share Data:
Net income (loss):
Basic	$(0.20)	$0.01	$0.18	$(0.10)	$(0.18)	$(0.05)	$0.01	$1.29
Diluted	(0.20)	0.01	0.18	(0.10)	(0.18)	(0.05)	0.01	1.29

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

The Company’s net interest income increased by $4.3 million, or 14.7%, from $29.2 million for the year ended December 31, 2010, to $33.5 million for the year ended December 31, 2011.  During 2011 the Company experienced a 29 basis point increase in the net interest margin from 3.21% for 2010 to 3.50% for 2011. This increase in the net interest margin was caused in part by a 56 basis point decrease in the Company’s average cost of funds from 1.73% in 2010 to 1.17% for 2011.  The benefit from the lower cost of funds was partly offset by a 21 basis point decrease in the average yield on assets from 4.81% in 2010 to 4.60% in 2011.   Also contributing to the net interest margin expansion was a $44.1 million increase in the Company’s average interest-earning assets from $920.6 million in 2010 to $964.6 million in 2011.  However, average interest-bearing liabilities increased by $56.1 million from $847.2 million in 2010 to $903.3 million in 2011, which partly offset the effects of the increase in average interest-earning assets.

Interest income for the year ended December 31, 2011, increased by $161,000, or 0.34%, to $44.1 million.  Interest and fee income from loans decreased by $382,000, or 0.9%, to $40.2 million for the year ended December 31, 2011.  This decrease was caused by a 15 basis point decrease in the average yield on loans in 2011 to 5.41% reflecting lower market interest rates in 2011.  This decrease was partly offset by a $13.4 million increase in the average balance of loans to $742.6 million for 2011.  Interest earned on investment securities increased by $655,000, or 21.4%, to $3.7 million for the year ended December 31, 2011.  This increase in interest income on investment securities was due to a $49.5 million increase in the average outstanding balance of investment securities to $145.0 million in 2011.  This increase was partly offset by a 65 basis point decrease in the average yield on investments to 2.56% in 2011.  Interest earned on interest-bearing bank balances decreased by $112,000, or 35.7%, to $202,000 in 2011.  This decrease was primarily due to an $18.9 million decrease in the average balance in 2011 coupled with a seven basis point decrease in the average yield of interest-bearing bank balances to 0.26% in 2011.

Interest expense decreased $4.1 million, or 28.2%, to $10.5 million for the year ended December 31, 2011. This decrease was largely due to a 56 basis point decrease in the average cost of funds from 1.73% in 2010 to 1.17% in 2011, reflecting lower market interest rates in 2011.  Interest expense on deposits decreased $3.1 million, or 30.5%, to $7.1 million for the year ended December 31, 2011.  This decrease was primarily due to a 50 basis point decrease in the average cost of deposits to 0.90% in 2011, reflecting lower market interest rates in 2011.  The positive impact of a decrease in the cost of deposits was partly offset by a $65.5 million increase in average deposits to $795.9 million in 2011. Interest expense on borrowed money and retail repurchase agreements decreased by $420,000, or 12.0%, to $3.1 million in 2011.  Average borrowed money and retail repurchase agreements decreased by $9.3 million, or 9.2%, to $92.0 million for 2011, while the average rate paid on borrowings and retail repurchase agreements decreased by 11 basis points to 3.35% for 2011. Average borrowings and retail repurchase agreements decreased due to maturities that were funded by cash flow funds generated from deposit growth. The Company may increase the level of borrowings to provide liquidity for operating purposes, to purchase investment securities, fund loan growth, and offset any deposit decreases.  If these borrowing levels increase, we expect there will be a corresponding increase in interest expense. There was no change in the $15.4 million average balance of subordinated debt from 2010 to 2011.  However, the average interest rate decreased by 3.79%.  The interest rate on the subordinated debt was fixed at 6.1% for a period of five years and then the rate would adjust to the three month LIBOR rate plus 1.65% on a quarterly basis.  The rate on this subordinated debt converted from a fixed rate to a lower adjustable rate in 2010, resulting in the decrease in the cost of funds in 2011.

Tables 3 and 4 below set forth certain information regarding the Company’s yield on interest-earnings assets and cost of interest-bearing liabilities for each of the years ended December 31, 2011, 2010 and 2009.  Table 3 details the Company’s average assets and average liabilities and the respective yield or cost of each of the components that are detailed.  Table 4 sets forth information regarding changes in our interest income and interest expense for the years indicated. For each category of our interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to 1) changes in volume, which are changes in average volume multiplied by the average rate for the previous period; 2) changes in rates which are changes in average rate multiplied by the average volume for the previous period; and (3) changes in rate/volume, which are allocated equally between rate and volume variances.  The total change is the sum of the previous columns.

Table 3 - Average Balances and Net Interest Income
(Dollars in thousands)
	For the years ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets: (1)
Loans (2)	$742,618	$40,306	5.43%	$729,202	$40,690	5.58%	$621,949	$33,801	5.43%
Investment securities, tax effected	144,980	3,831	2.64%	95,452	3,262	3.42%	99,837	4,931	4.94%
Interest-earning bank deposits	77,038	202	0.26%	95,922	314	0.33%	27,001	100	0.37%
Total interest-earning assets	964,636	44,339	4.60%	920,576	44,266	4.81%	748,787	38,832	5.19%
Other assets	125,326			98,140			81,457
Total assets	$1,089,962			$1,018,716			$830,244

Interest-bearing liabilities:
Deposits:
Demand deposits	$182,782	$745	0.41%	$149,915	$1,221	0.81%	$98,425	$1,112	1.13%
Money market deposits	153,865	802	0.52%	136,997	1,367	1.00%	112,996	1,521	1.35%
Savings deposits	19,358	33	0.17%	15,477	37	0.24%	10,997	34	0.31%
Time deposits	439,867	5,548	1.26%	428,032	7,637	1.78%	341,323	9,251	2.71%
Total deposits	795,872	7,128	0.90%	730,421	10,262	1.40%	563,741	11,918	2.11%
Borrowed money and repurchase agreements	91,991	3,082	3.35%	101,296	3,502	3.46%	97,239	3,665	3.77%
Subordinated debt	15,464	328	2.12%	15,464	914	5.91%	15,464	943	6.10%
Total interest-bearing liabilities	903,327	10,538	1.17%	847,181	14,678	1.73%	676,444	16,526	2.44%
Noninterest-bearing deposits	81,506			67,588			45,293
Other liabilities	10,891			13,643			4,285
Total liabilities	995,724			928,412			726,022
Shareholders' equity	94,238			90,304			104,222
Total liabilities and shareholders' equity	$1,089,962			$1,018,716			$830,244

Net interest income		$33,801			$29,588			$22,306
Interest rate spread (3)			3.43%			3.08%			2.75%
Net interest margin (4)			3.50%			3.21%			2.98%
Percentage of average interest-earning assets to average interest-bearing liabliities			106.79%			108.66%			110.69%
_____
(1)
Yields and interest income on tax-exempt investments and loans have been adjusted on a tax equivalent basis using a tax rate of 34%.
The taxable equivalent adjustments were $263, $351, and $532 for 2011, 2010, and 2009, respectively.  The actual (non-tax equivalent) yield on loans was 5.41%, 5.56%, and 5.41% for 2011, 2010, and 2009, respectively.  The actual (non-tax equivalent) yield on investments was 2.56%, 3.21% and 4.53% for 2011, 2010, and 2009, respectively. The actual (non-tax equivalent) net interest margin was 3.48%, 3.18%, and 2.91% for 2011, 2010, and 2009, respectively.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of funds on interest-bearing liabilities.
(4)	Net interest margin is calculated by dividing net interest income by average interest-earning assets for the period.

Table 4 - Volume and Rate Variance Analysis
(Dollars in thousands)

	2011 Compared to 2010 Increase (Decrease) due to			2010 Compared to 2009 Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$791	$(1,175)	$(384)	$5,964	$925	$6,889
Investment securities, tax effected	1,011	(442)	569	(208)	(1,461)	(1,669)
Interest-earning bank deposits	(56)	(56)	(112)	224	(10)	214
Total interest income	1,746	(1,673)	73	5,980	(546)	5,434

Interest expense:
Deposits
Demand deposits	372	(848)	(476)	234	(125)	109
Money market deposits	196	(761)	(565)	707	(861)	(154)
Savings deposits	28	(32)	(4)	7	(4)	3
Time deposits	218	(2,307)	(2,089)	4,677	(6,291)	(1,614)
Total deposits	814	(3,948)	(3,134)	5,625	(7,281)	(1,656)
Borrowed money and repurchase agreements	(314)	(106)	(420)	177	(340)	(163)
Subordinated debt	-	(586)	(586)	-	(29)	(29)
Total interest expense	500	(4,640)	(4,140)	5,802	(7,650)	(1,848)
Net interest income increase	$1,246	$2,967	$4,213	$178	$7,104	$7,282

Provision for Loan Losses.  The Company provided $10.7 million and $14.1 million in loan loss provisions for the years ended December 31, 2011 and 2010, respectively.  The allowance for loan losses as a percentage of total non-covered loans was 2.04% at December 31, 2011, and 2.02% at December 31, 2010. The provision for loan losses was decreased due to a lower level of past due loans to non-covered loans and lower loan charge-offs during the respective years.

In 2011, the Charlotte area continued to exhibit sluggish economic conditions, but the economic slowdown in the Charlotte area has generally been less severe than the economic slowdown experienced in other large metropolitan areas of the country.  Due to the slowdown in the local economy, the level of non-covered nonperforming loans increased by $2.4 million, to $18.8 million at December 31, 2011.  As a result, the ratio of non-covered nonperforming loans to total non-covered loans increased from 2.79% at December 31, 2010, to 3.28% at December 31, 2011.  Also, non-covered other real estate owned increased by $1.3 million to $8.9 million at December 31, 2011.  As a result, non-covered nonperforming assets increased by $3.7 million to $27.7 million at December 31, 2011, resulting in an increase in the ratio of non-covered  nonperforming assets to total assets from 2.26% at December 31, 2010, to 2.57% at December 31, 2011.  Refer to “Allowance for Loan Losses” later in this section for further discussion.

Noninterest Income. Noninterest income decreased by $15.8 million from $27.1 million in 2010 to $11.3 million in 2011. The primary reason for the increase was the $19.7 million gain from the FDIC-assisted acquisition of Bank of Hiawassee acquisition in 2010 compared to the $4.1 million gain from the FDIC-assisted acquisition of New Horizons Bank in 2011.  Table 5, which follows this discussion, presents a comparative analysis of the components of noninterest income for the past three years.

Service charges on deposit accounts increased primarily as a result of an increased number of demand deposit accounts resulting from the two FDIC-assisted acquisitions.  These accounts typically generate monthly service charges and non-sufficient funds (“NSF”) fees on overdrafts.  Mortgage banking income decreased largely due to fewer mortgage loan originations resulting from the April 2010 expiration of federal tax credits for first time home buyers.   Mortgage loan originations for purchases decreased after the expiration of this tax credit.  However originations for refinances increased due to lower long-term market interest rates in 2011.  Commissions on sales of financial products decreased due to a decreased level of activity.  Much of the Company’s level of activity is related to the performance of the stock market, which was volatile in 2011.  Income from bank-owned life insurance decreased due to lower market rates.  The decrease in the net gain on sale of investments available for sale was due to a $33.2 million reduction in the amount of investment securities that were sold in 2011 compared to 2010.  The increase in the net loss on sale of other assets was primarily related to losses incurred from the sale of $15.3 million of other real estate in 2011 compared to $6.0 million in 2010.  Given the Company’s increasing portfolio of other real estate owned, additional losses will likely be recognized from the disposal of its other real estate owned.  Other noninterest income increased primarily as a result of higher safe deposit box rental fees, increased income from the operation of other real estate owned and higher dividends on FHLB stock.

Table 5 - Noninterest Income
(Dollars in thousands)
	Year Ended December 31,
	2011	2010	2009
Noninterest income:
Service charges on deposit accounts	$4,154	$3,932	$3,256
Mortgage banking income	1,255	1,525	1,202
Commissions on sales of financial products	267	426	191
Income from bank-owned life insurance	777	832	770
Gain from acquisition	4,140	19,679	-
Gain on sale of investments, available for sale	111	349	2,198
Loss on sale of other assets	(342)	(490)	(285)
Other income	979	883	640
Total noninterest income	$11,341	$27,136	$7,972

Noninterest Expense.  The Company’s noninterest expense increased by $5.3 million, or 18.1%, from $29.3 million in 2010 to $34.7 million in 2011.  The primary reason for the increase was the $3.2 million increase of write downs and expenses on other real estate owned and the additional expenses related to the operation of the offices acquired in the two FDIC-assisted acquisitions in 2011 compared to 2010.

Compensation and benefits expense increased primarily as a result of the increased number of employees resulting from the Bank of Hiawassee and New Horizons Bank acquisitions.  The Company has integrated the operations of both acquired banks and has reduced the number of its employees through attrition and targeted layoffs.  These reductions were largely focused in the areas related to commercial real estate due to the decreased originations in this area.  Occupancy and equipment expense increased due to the addition of four additional offices during 2010 and one additional office in 2011.  In 2011, the Company consolidated the operations of one of its leased facilities in Hiawassee, GA with an existing office in Hiawassee, GA.  In 2012, we plan to relocate from an existing leased office in Monroe, NC to a more conveniently located owned facility in Monroe, NC. The net effect of this move on our expenses is expected to be neutral.  Data processing and other technology expense increased due to the additional offices and personnel.  Professional services increased slightly due to consulting fees related to compliance with new regulations and preparing for a new regulator.  Advertising and business development costs decreased slightly due to a reduced level of marketing during this period of economic slowdown.  As economic conditions improve, advertising and business development costs may increase. Loan collection and other expenses increased as a result of the New Horizons Bank acquisition which included an increased number of troubled loans. However, 80% of any related losses or qualified expenses on these acquired loans are covered by the FDIC.  Deposit insurance increased primarily due to an increase in the amount of insured deposits, resulting from the acquisition of New Horizons Bank. The Company’s FDIC deposit insurance expense is not expected to increase materially in 2012.  During 2011 the Company recognized a $4.3 million valuation adjustment on other real estate owned.  This represented the decrease in the fair market value of real estate acquired by the Company though foreclosure or deed in lieu of foreclosure.  Additional valuation adjustments on other real estate owned may be incurred in 2012 if real estate values continue to decrease.  Due to the increased number of properties in other real estate owned, the Company’s expenses related to holding foreclosed properties increased in 2011.  The increase in the amortization of intangible assets was due to additional amortization expense related to the core deposit intangibles that were booked as a result of the two FDIC-assisted acquisitions.  These core deposit intangibles are amortizing over an eight year period on an accelerated basis.  Estimated amortization expense in 2012 is expected to be $440,000. The impairment of investment securities in 2010 was primarily related to a $435,000 impairment on a $1.5 million subordinated debt obligation that was determined to be other-than-temporary.  This investment was sold in 2011 for its adjusted book balance.  In 2010 there were acquisition and integration expenses of $1.1 million for severance and other conversion-related costs related to the Bank of Hiawassee acquisition.  Such expenses for the 2011 New Horizons Bank acquisition totaled $792,000.   No additional acquisition or restructuring costs related to these acquisitions are expected for 2012.  Other noninterest expenses were relatively flat over the past two years.

Table 6 - Noninterest Expense
(Dollars in thousands)
	Year Ended December 31,
	2011	2010	2009
Noninterest Expense:
Compensation and benefits	$15,000	$13,598	$9,818
Occupancy and equipment	3,421	3,302	2,571
Data processing and other technology	1,063	927	672
Professional services	1,003	981	1,059
Advertising and business development	320	333	365
Loan collection and other expenses	1,361	447	238
Deposit insurance	1,535	1,326	1,076
Office supplies	248	240	142
Telephone and communications	442	406	274
Other real estate owned valuation adjustments	4,319	1,382	338
Other real estate owned expenses	1,302	993	341
Amortization of intangible assets	538	517	314
Impairment of investment securities	-	435	754
Impairment of goodwill	-	-	29,641
Acquisition and integration expenses	792	1,064	-
Other expenses	3,311	3,384	2,669
Total noninterest expense	$34,655	$29,335	$50,272
Income Taxes.  The Company recognized an income tax benefit of $702,000 in 2011 compared to income tax expense of $4.3 million for 2010.  The change in the income tax provision was primarily due to a $13.4 million decrease in pretax income.  The Company’s effective tax rate decreased slightly from 36.3% in 2010 to 35.3% in 2011.

Dividends and Accretion on Preferred Stock.   Dividends and accretion of discount on preferred stock increased from $1.0 million in 2010 to $1.5 million in 2011.  In 2011 the Company repurchased the preferred stock issued to the U.S. Treasury Department under the Capital Purchase Plan and cancelled the respective warrants.  As a result, the Company accelerated the accretion of the remaining $584,000 unamortized discount on preferred stock in 2011.  Also, the preferred stock issued under the Capital Purchase Plan had a dividend rate of 5.0%.  This preferred stock was replaced with preferred stock issued by the U.S. Treasury Department under the Small Business Lending Fund which has an adjustable rate that is determined by the amount of the Company’s outstanding qualified small business loans.  As of December 31, 2011, the dividend rate on the Company’s preferred stock was 3.3%.  The dividend rate has a floor of 1.0%.

Investment Securities

The Company’s investment portfolio is an important source of liquidity and earnings.  In order to preserve the Company’s principal investment and provide liquidity, the Company primarily invests in U.S. Treasury bonds, U.S. Government Agency obligations, mortgage-backed securities issued by government-sponsored entities, and bank-qualified municipal bonds.  Investment securities increased by $36.3 million, or 32.5%, from $111.6 million at December 31, 2010, to $147.9 million at December 31, 2011.  The increase was partly due to the acquisition of New Horizons Bank which added $9.7 million of investment securities.  These acquired securities were comparable to the types of investment securities that were in the Company’s existing investment portfolio.  Also contributing to the increase in investments, the Company purchased $73.1 million of investment securities.  All of these securities were designated as held to maturity at the time of purchase.  Partially offsetting these increases in investment securities, the Company sold $10.1 million in investment securities available for sale and received proceeds from $37.0 million in normal maturities, principal amortization, and calls.  The sales of investment securities during 2011 were primarily for the purpose of reducing longer-term maturities and subsequently lowering the Company’s exposure to rising interest rates.  Management expects that in 2012 the balances of its investment securities portfolios will increase as management invests its excess liquidity in order to generate increased future earnings.

Table 7 below summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities for the periods ended December 31, 2011, 2010, and 2009.

Table 7 - Investment Securities Portfolio Composition
(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2011
Available for sale:
U.S. Government Agency obligations	$7,168	$73	$-	$7,241
Municipal bonds	6,578	133	-	6,711
Mortgage-backed securities	35,170	330	8	35,492
SBA securities	1,255	71	-	1,326
Other securities	1,488	44	166	1,366
Subtotal	51,659	651	174	52,136

Held to maturity:
U.S. Treasury obligations	9,972	61	-	10,033
U.S. Government Agency obligations	25,989	74	4	26,059
Municipal bonds	3,300	99	-	3,399
Mortgage-backed securities	52,502	2,277	-	54,779
Other securities	4,000	-	155	3,845
Subtotal	95,763	2,511	159	98,115

Total	$147,422	$3,162	$333	$150,251

December 31, 2010
Available for sale:
U.S. Government Agency obligations	$19,297	$23	$122	$19,198
Municipal bonds	11,602	40	128	11,514
Mortgage-backed securities	40,655	293	175	40,773
Other securities	2,781	110	68	2,823
Subtotal	74,335	466	493	74,308

Held to maturity:
U.S. Treasury obligations	9,955	-	38	9,917
U.S. Government Agency obligations	8,509	4	129	8,384
Mortgage-backed securities	14,814	641	37	15,418
Other securities	4,000	-	81	3,919
Subtotal	37,278	645	285	37,638

Total	$111,613	$1,111	$778	$111,946

December 31, 2009
Available for sale:
U.S. Government Agency obligations	$9,000	$32	$13	$9,019
Municipal bonds	20,118	98	345	19,871
Mortgage-backed securities	19,258	216	115	19,359
Other securities	3,098	141	498	2,741
Subtotal	51,474	487	971	50,990

Held to maturity:
U.S. Government Agency obligations	26,464	84	305	26,243
Mortgage-backed securities	5,916	117	-	6,033
Subtotal	32,380	201	305	32,276

Total	$83,854	$688	$1,276	$83,266

The Company does not engage in, nor does it intend to engage in, investment trading.  As such, the Company does not have any securities classified as trading.  Each investment in the Company’s portfolio was classified as either available for sale or held to maturity on the date of purchase.   Investment securities classified as available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity and as an item of other comprehensive income.  Investment securities classified as held to maturity are carried at book value.

A summary of the contractual maturities of the Company’s investment securities portfolio at December 31, 2011, is shown in Table 8 below.

Table 8- Maturity Distribution and Yields of Investment Securities
(Dollars in thousands)

	Amortized Cost	Fair Value	Book Yield (1)

Available-for-Sale:
U.S. Government Agency obligations:
Due in one year or less	$2,020	$2,029	0.71%
Due after one year through five years	5,148	5,212	1.16%
	7,168	7,241	1.04%
Municipal bonds:
Due in one year or less	1,707	1,708	0.74%
Due after one year through five years	1,842	1,865	2.45%
Due after five years through ten years	827	853	5.82%
Due after ten years	2,202	2,285	5.36%
	6,578	6,711	3.40%
Mortgage-backed securities:
Due in one year or less	6,574	6,622	2.05%
Due after one year through five years	18,306	18,490	2.16%
Due after five years through ten years	5,597	5,658	2.03%
Due after ten years	4,693	4,722	2.51%
	35,170	35,492	2.16%
SBA securities:
Due after five years through ten years	1,255	1,326	4.03%
	1,255	1,326	4.03%
Other securities:
Due after ten years	13	57	-
	13	57	-

Total Available for Sale:
Due in one year or less	$10,301	$10,359	1.57%
Due after one year through five years	25,296	25,567	1.98%
Due after five years through ten years	7,679	7,837	2.77%
Due after ten years	6,908	7,064	3.41%
Equities	1,475	1,309	-
	$51,659	$52,136	2.21%

Held to Maturity:
U.S. Treasury obligations:
Due in one year or less	$4,996	$5,010	0.47%
Due after one year through five years	4,976	5,023	0.76%
	9,972	10,033	0.61%
U.S. Government Agency obligations:
Due after one year through five years	6,999	7,007	1.25%
Due after five years through ten years	16,995	17,039	1.62%
Due after ten years	1,995	2,013	2.21%
	25,989	26,059	1.57%
Municipal bonds:
Due after five years through ten years	3,300	3,399	2.84%
	3,300	3,399	2.84%
Mortgage-backed securities:
Due in one year or less	11,418	11,699	2.73%
Due after one year through five years	23,461	24,054	2.84%
Due after five years through ten years	7,368	7,633	3.24%
Due after ten years	10,255	11,393	5.36%
	52,502	54,779	3.36%
Other securities:
Due after one year through five years	3,000	2,848	1.30%
Due after five years through ten years	1,000	997	6.00%
	4,000	3,845	2.48%
Total Held to Maturity:
Due in one year or less	$16,414	$16,709	2.04%
Due after one year through five years	38,436	38,932	2.16%
Due after five years through ten years	28,663	29,068	2.33%
Due after ten years	12,250	13,406	4.85%
	$95,763	$98,115	2.53%
(1)  Based on amortized cost, taxable-equivalent basis.

Loans

During 2011, loans outstanding decreased by $2.7 million from $736.5 million at December 31, 2010, to $733.8 million at December 31, 2011.  Most of this decrease was concentrated in commercial land and residential development which decreased by $17.6 million, or 29.6%, and $8.8 million, or 26.4%, respectively.  Given the continued slowdown in the local economy and real estate markets, the Company has focused on reducing its exposure to these types of loans.  Historically, the Company has not actively originated commercial real estate loans that are secured by hotels, motels, golf courses, or resort properties. Also, the Company has not been an originator or purchaser of option adjustable rate or “no documentation” residential loans or “sub-prime” residential loans which were made to borrowers with lower credit ratings resulting from a poor payment history.  The loans acquired in the 2011 acquisition of New Horizons Bank partly offset these decreases in loans.  As of December 31, 2011, the acquired loans from New Horizons Bank totaled $44.3 million.

Loan Types. The Company makes various business and consumer loans in the normal course of business.  A brief description of these types of loans is as follows:

One-to-four family residential – This portfolio primarily consists of loans secured by properties in the Company’s normal lending area.  The Company originates fixed and adjustable rate loans for terms of 10 to 30 years, including conventional and jumbo loans.  These loans generally have an original loan-to-value ratio (“LTV”) of 80% or less.  Those loans with an initial LTV of more than 80% typically have private mortgage insurance to protect the Bank.  This type of loan has historically possessed a lower than average level of loss to the Bank compared to the total loan portfolio loss.

Multifamily residential – This portfolio is moderately seasoned and is generally secured by properties in the Bank’s normal lending area.  These loans generally have an initial LTV of 75% and an initial debt service coverage ratio of 1.2x to 1.0x.  This Bank has not experienced any significant losses in this loan portfolio over the past 24 months.

Construction – This portfolio has decreased significantly over the past several years as fewer construction loans have been made during the economic downturn.  These loans are generally located in the Company’s normal lending area and had an initial LTV of 80%.  Approximately 57% of these loans are secured by residential properties and 43% are secured by commercial properties.  This type of loan has historically possessed a lower than average level of loss to the Bank.

Commercial land and residential development – These portfolios include raw undeveloped land and developed residential lots held by builders and developers.  Generally, the initial LTV for raw land is 65% and the initial LTV for developed lots is 90%.  Given the significant decline in value for both developed and undeveloped land due to reduced demand, these loan portfolios possess an increased level of risk compared to other loan categories.

Other commercial real estate – This portfolio consists of nonresidential improved real estate which includes churches, shopping centers, office buildings, etc.  These loans typically have an initial LTV of 75% and an initial debt service ratio of 1.2x to 1.0x.  These properties are generally located in the Company’s normal lending area.  Decreased rental income due to the economic slowdown has caused some deterioration in values.  However, this loan portfolio has historically possessed a lower than average loss history compared to the Bank’s entire portfolio.

Consumer real estate – This category includes home equity lines of credit (“HELOCs”) and loans secured by residential lots purchased by consumers.  The HELOCs generally had an adjustable rate tied to prime rate and a term of 15 years.  The HELOCs initially had an LTV of up to 85%.  The residential lot loans typically have a term of five years or less and are made at an initial LTV of up to 90%.  Many of the properties securing these loans have declined in value over the past several years.  However, the loss history for these types of loans has been lower than average for the Bank over the past 24 months.

Commercial business – These loans include loans to businesses that are not secured by real estate.  These loans are typically secured by accounts receivable, inventory, equipment, etc.  Commercial loans are typically granted to local businesses that have a strong track record of profitability and performance.  This category of loans incurred slightly lower than average losses over the past 24 months compared to the Bank’s total loan portfolio loss.

Other consumer - These loans are either unsecured or secured by automobiles, marketable securities, etc.  They are generally granted to local customers that generally have a banking relationship with our Bank.  The loss history for this category of loans has been higher than the Bank average over the past 24 months.

The Company has a diversified loan portfolio with no material concentrations to any one borrower or industry.  The Company continues to actively solicit owner-occupied commercial real estate loans, residential real estate loans, business loans, and consumer loans to customers located in the Company’s primary lending area. The Company originates and closes a large portion of all new one-to-four family residential loans as a broker for independent third parties on a servicing-released basis.  This generates additional fee income and reduces the potential adverse effects of rising interest rates on the Company’s future earnings that normally result from holding long-term fixed-rate loans.  In general, the Company retains in its portfolio residential loans that have an adjustable interest rate or are jumbo loans that are not marketable in the secondary market.  These loans are underwritten to the fully-indexed rate and typically have a loan-to-value ratio of 80% or less.  Management expects that in 2011 the Company’s portfolio of one-to-four family mortgage loans will continue to increase from its current level as a number of competitors have exited this business sector due to the housing slowdown.  In addition, mortgage loan interest rates have become more attractive for borrowers, thus increasing opportunities for customers to refinance their existing mortgage loans.  The Company does not service loans for the Freddie Mac or Fannie Mae.

The following table details the amounts and types of loans outstanding over the past five years ended December 31.

Table 9 - Loan Portfolio Composition
(Dollars in thousands)

	2011		2010		2009		2008		2007
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

One-to-four family residential	$151,500	20.6%	$133,769	18.2%	$90,289	14.8%	$84,777	13.5%	$78,572	14.0%
Multifamily residential	19,685	2.7%	23,667	3.2%	25,577	4.2%	23,359	3.7%	19,717	3.5%
Construction	20,857	2.8%	20,421	2.8%	22,325	3.7%	71,454	11.4%	90,949	16.2%
Nonresidential real estate	368,626	50.3%	379,325	51.5%	315,563	51.7%	298,255	47.7%	254,782	45.6%
Commercial business	49,027	6.7%	48,053	6.5%	38,442	6.3%	34,451	5.5%	33,583	6.0%
Consumer	124,093	16.9%	131,275	17.8%	118,005	19.3%	114,287	18.2%	82,363	14.7%
Total loans	$733,788	100.0%	$736,510	100.0%	$610,201	100.0%	$626,583	100.0%	$559,966	100.0%

Table 10 below segregates the maturity distribution of the Company's loans by type and interest rate type as of December 31, 2011.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.  Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Our total amount of fixed-rate loans due after December 31, 2012 was $256.8 million and our total amount of adjustable-rate loans due one year after December 31, 2012 was $330.2 million.

Table 10 - Loan Maturities
(Dollars in thousands)

	Due in One Year or Less	Due Over One Year to Five Years	Due Over Five Years	Total
By Loan Type:
One-to-four family residential	$14,780	$21,229	$115,491	$151,500
Multifamily residential	1,852	4,106	13,727	19,685
Construction	2,603	8,864	9,390	20,857
Commercial land	19,543	21,922	327	41,792
Residential development	14,466	10,073	-	24,539
Other commercial real estate	64,784	192,167	45,344	302,295
Consumer real estate	7,329	22,559	84,781	114,669
Commercial business	19,360	21,486	8,181	49,027
Other consumer	2,060	5,875	1,489	9,424
Total	$146,777	$308,281	$278,730	$733,788

By Interest Rate Type:
Fixed rate loans	$83,236	$177,867	$78,902	$340,005
Adjustable rate loans	63,541	130,414	199,828	393,783
Total	$146,777	$308,281	$278,730	$733,788

Lending Policies. Our lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved annually by our Board of Directors. Our Board of Directors must approve all loans in excess of $4.0 million, or in any amount to borrowers with existing exposure to us in excess of $4.0 million, or in any amount that when added to the borrower’s existing exposure to us causes such total exposure to be in excess of $4.0 million.   In addition, all unsecured loans in excess of $500,000, or in any amount that when added to a borrower’s existing unsecured exposure to us causes such unsecured exposure to be in excess of $500,000, must be approved by our Board of Directors.  Loans of $4.0 million or less, or customers with exposure (including the proposed loan) of $4.0 million or less, or unsecured loans of $500,000 or less, or customers with unsecured exposure (including the proposed loan) of $500,000 or less, as applicable, may be approved individually or jointly by our lending officers within loan approval limits delegated by our Board of Directors.  In addition, the Board of Directors has delegated “incremental” loan approval limits to certain officers which allow them to approve a new loan to an existing customer in an amount equal to, or less than, their incremental loan limit that would otherwise require approval by the Board of Directors or the additional approval of another lending officer. Any loan approved by a lending officer using their incremental loan limit must be ratified by the Board of Directors, or approved by another lending officer, as applicable, after the loan has been made.

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

Asset Quality

Nonperforming Assets and Delinquencies. When a borrower fails to make a required payment on a loan, we attempt to cure the deficiency by contacting the borrower and collecting the payment. Computer generated late notices are mailed 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and we will attempt to work out a payment schedule and actively encourage delinquent residential mortgage borrowers to seek home ownership counseling. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. Loans are placed on nonaccrual status if, in the opinion of management, principal and/or interest payments are not likely to be paid in accordance with the terms of the loan agreement, such as when principal or interest is past due 90 days or more.  Interest accrued but not collected at the date the loan is placed on nonaccrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments have been made to bring the account under 90 days past due or, in the opinion of management, collection of the remaining past due balances can be reasonably expected. Generally, management will consider six consecutive monthly payments as evidence of collectability.  Our Board of Directors is informed monthly of the total amount of loans which are more than 30 days delinquent.

Table 11 below sets forth information with respect to our past due loans, nonperforming assets, and credit quality ratios at December 31 for the past five years.

Table 11 - Past Due Loans, Nonperforming Assets and Credit Quality Ratios
(Dollars in thousands)

	2011	2010	2009	2008	2007

Past Due Loans:
Loans 30 to 89 days past due and accruing:
Not covered by FDIC loss share agreements	$4,933	$13,787	$9,889	$8,881	$3,503
Covered by FDIC loss share agreements	5,372	5,767	-	-	-
Total loans 30 to 89 days past due and accruing	$10,305	$19,554	$9,889	$8,881	$3,503

Nonperforming Assets:
Nonaccrual loans not covered by FDIC loss share agreeements
One-to-four family residential	$2,407	$1,864	$898	$199	$159
Construction loans	-	14	1,048	693	-
Nonresidential real estate	13,278	9,720	5,114	1,310	520
Commercial business	168	287	71	-	146
Consumer	2,623	2,529	1,004	698	221
Total non-covered nonaccrual loans	18,476	14,414	8,135	2,900	1,046
FDIC-covered nonaccrual loans	43,256	25,016	-	-	-
Total nonaccrual loans	61,732	39,430	8,135	2,900	1,046

Non-covered accruing loans past due 90 days or more :
Nonresidential real estate	-	2,000	3,786	132	766
Commercial business	-	-	69	-	-
Consumer	335	-	-	-	-
Total non-covered accruing loans past due 90 days or more	335	2,000	3,855	132	766
FDIC-covered accruing loans past due 90 days or more	800	527	-	-	-
Total accruing loans past due 90 days or more	1,135	2,527	3,855	132	766
Total nonperforming loans	62,867	41,957	11,990	3,032	1,812

Non-covered other real estate owned	8,936	7,650	5,067	2,601	529
FDIC-covered other real estate owned	8,635	7,002	-	-	-
FDIC-covered repossessed assets	111	-	-	-	-
Total other real estate owned and repossessed assets	17,682	7,650	5,067	2,601	529
Total nonperforming assets	$80,549	$49,607	$17,057	$5,633	$2,341

Credit Quality Ratios:
Non-covered past loans 30 to 89 days past due and accruing to year end non-covered loans	0.86%	2.34%	1.62%	1.42%	0.63%
Non-covered nonperforming loans to year end non-covered loans	3.28%	2.79%	1.96%	0.48%	0.32%
Non-covered nonperforming assets to total assets	2.57%	2.26%	2.15%	0.69%	0.30%
Non-covered nonperforming assets to year end non-covered loans and other real estate owned	4.76%	4.03%	2.77%	0.90%	0.42%

Restructured Loans.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDRs”). In general, the modification or restructuring of a debt constitutes a TDR if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrowers that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute TDRs.  Also, troubled debt restructurings do not necessarily result in an increase in nonaccrual loans. Table 12 below summarizes the total number and amount of the Company’s troubled debt restructurings for the past five years ended December 31, 2011, 2010, 2009, 2008 and 2007.

Table 12 - Loans classifed as TDRs
(Dollars in thousands)

	2011	2010	2009	2008	2007
(Dollars in thousands)

Amount of TDRs	$9,043	$5,617	$5,481	$1,891	$1,020
Outstanding Contacts	29	16	6	3	1

Asset Classification. The OCC has adopted various regulations regarding problem assets of financial institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OCC examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, we establish specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention.”  The Company’s portfolio of FDIC-covered loans was considered to be Pass rated loans at December 31, 2011 and December 31, 2010, as the loans were marked to fair value at acquisition and have FDIC loss-share agreements to cover at least 80% of any future losses.

The risk category of loans by type as of December 31, 2011 and 2010 is presented in the following table.

Table 13 - Loans and Ratios
(Dollars in thousands)
		Criticized Loans
December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total Outstanding

Real estate:
One-to-four family residential	$149,013	$562	$1,925	$-	$151,500
Multifamily residential	19,685	-	-	-	19,685
Construction	20,857	-	-	-	20,857
Commercial land	30,202	8,600	2,990	-	41,792
Residential development	15,806	1,037	7,696	-	24,539
Other commercial real estate	269,970	19,925	12,400	-	302,295
Consumer real estate	110,108	1,248	3,313	-	114,669
Total real estate	615,641	31,372	28,324	-	675,337
Commercial business	48,477	254	296	-	49,027
Other consumer	9,147	170	107	-	9,424
Total loans	$673,265	$31,796	$28,727	$-	$733,788

December 31, 2010

Real estate:
One-to-four family residential	$131,072	$1,167	$1,530	$-	$133,769
Multifamily residential	23,394	273	-	-	23,667
Construction	18,488	1,933	-	-	20,421
Commercial land	46,455	5,138	7,733	75	59,401
Residential development	19,650	5,395	8,279	-	33,324
Other commercial real estate	257,769	7,882	20,949	-	286,600
Consumer real estate	113,036	1,327	3,523	135	118,021
Total real estate	609,864	23,115	42,014	210	675,203
Commercial business	47,423	376	254	-	48,053
Other consumer	11,200	-	2,054	-	13,254
Total loans	$668,487	$23,491	$44,322	$210	$736,510

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition.  Management will continue to aggressively market foreclosed properties for a timely disposition.

A summary of the activity in the other real estate owned account at December 31 for the past three years is presented in Table 14 below.

Table 14 - Other Real Estate Owned Rollforward
(Dollars in thousands)

	2011	2010	2009

Balance at beginning of year	$14,652	$5,067	$2,601
Additions to other real estate owned:
Acquisition of other real estate owned	6,374	1,076	-
New foreclosed properties	16,486	16,293	5,502
Reductions of other real estate owned:
Sales proceeds	(15,328)	(5,955)	(2,418)
Loss on sale of OREO	(294)	(447)	(280)
Writedowns	(4,319)	(1,382)	(338)
Balance at end of year	$17,571	$14,652	$5,067

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

At December 31, 2011, we had an allowance for loan losses of $11.7 million compared to $11.9 million at December 31, 2010.  Management believes that the current allowance meets the requirement for losses on loans that management considers to be impaired, for known losses, and for risks inherent in the remaining loan portfolios.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

Table 15 below sets forth the breakdown of the allowance for loan losses by loan category at December 31 for the five years indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category

Table 15 - Allocation of the Allowance for Loan Losses
(Dollars in thousands)
	At and for the Year Ended December 31
	2011		2010		2009		2008		2007
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

One-to-four family residential	$500	20.6%	$500	18.2%	$250	14.8%	$275	13.5%	$250	14.0%
Multifamily residential	150	2.7%	200	3.2%	200	4.2%	225	3.7%	200	3.5%
Construction	800	2.8%	1,000	2.8%	1,775	3.7%	1,500	11.4%	900	16.2%
Nonresidential real estate	6,163	50.3%	5,724	51.5%	3,964	51.7%	3,026	47.7%	2,494	45.6%
Commercial business	2,000	6.7%	2,500	6.5%	1,000	6.3%	1,250	5.5%	1,000	6.0%
Consumer	2,100	16.9%	2,000	17.8%	2,000	19.3%	1,750	18.2%	1,300	14.7%
Total	$11,713	100.0%	$11,924	100.0%	$9,189	100.0%	$8,026	100.0%	$6,144	100.0%

Table 16 presents the changes in the allowance for loan losses over the past five years.

Table 16 - Summary of Loan Loss and Recovery Experience
(Dollars in thousands)
	At and for the Year Ended December 31
	2011	2010	2009	2008	2007

Allowances for loan losses at beginning of period	$11,924	$9,189	$8,026	$6,144	$5,764

Loan chargeoffs:
One-to-four family residential	(1,180)	(324)	(1)	(185)	(1)
Construction	(42)	(482)	(1,352)	(203)	-
Nonresidential real estate	(9,111)	(8,260)	(6,115)	(319)	(309)
Commercial business	(974)	(682)	(235)	(586)	(861)
Consumer	(544)	(2,044)	(2,268)	(167)	(83)
Total loan chargeoffs	(11,851)	(11,792)	(9,971)	(1,460)	(1,254)

Loan recoveries:
One-to-four family residential	17	4	-	-	-
Construction	250	48	-	-	-
Nonresidential real estate	410	364	137	11	-
Commercial business	171	4	10	46	296
Consumer	107	57	7	10	48
Total loan recoveries	955	477	154	67	344

Net loan chargeoffs	(10,896)	(11,315)	(9,817)	(1,393)	(910)

Provision for loan losses	10,685	14,050	10,980	3,275	1,290

Allowance for loan losses at end of period	$11,713	$11,924	$9,189	$8,026	$6,144

Ratios:
Allowance for loan losses to non-covered loans	2.04%	2.02%	1.51%	1.28%	1.10%
Net chargeoffs to average non-covered loans	1.88%	1.88%	1.58%	0.23%	0.17%

FDIC Loss Share Receivable. The FDIC loss share receivable relates to agreements with the FDIC, whereby the FDIC has agreed to reimburse to the Company 80% of the losses related to covered loans and other real estate that the Company assumed in the acquisition of a failed bank.  This loss share receivable is measured separately from the loan portfolio and other real estate because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them.  The carrying value of this receivable is the present value of the estimated amount of loan and other real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage.

Table 17 presents the changes in the FDIC loss share receivable for the twelve months ended December 31, 2011 and 2010.

Table 17 - FDIC Loss Share Rollforward
(Dollars in thousands)

	2011	2010

Balance at beginning of period	$24,848	$-
Additional FDIC loss share receivable from acquisitions	19,922	36,301
Increase in expected losses on indemnified assets	2,295	2,184
Claimable (gains) losses on OREO covered under loss share agreements	2,285	(14)
Reimbursable expenses claimed	810	318
Accretion of discounts and premiums, net	(2,946)	(2,597)
Receipt of payments from FDIC	(8,593)	(12,035)
Other	310	691
Balance at end of period	$38,931	$24,848

Deposits

The Company offers a wide array of deposit products for small businesses and consumers including demand deposit accounts, money market deposit accounts, savings accounts, and time deposits.  During 2011, the Company’s total deposits increased by $25.3 million from $850.8 million at December 31, 2010, to $876.1 million at December 31, 2011.  This increase in deposits was largely fueled by the $96.7 million in deposits assumed by New Horizons Bank during the second quarter of 2011.  Excluding the New Horizons Bank deposits, interest-bearing and non-interest bearing demand deposits, or checking accounts, increased by $33.3 million, or 13.7%, to $287.5 million at December 31, 2011.  Management is committed to increasing demand deposit accounts and building new and enhancing existing customer relationships through improving technology, expanding its branch network and focused marketing efforts. The Company continues to focus on promoting our remote deposit capture, which gives our commercial customers the ability to make deposits of checks remotely without physically visiting a branch office.  This allows our commercial sales force the opportunity to solicit business from commercial customers that may not be located near an existing branch office. During 2011, money market deposit accounts increased by $12.7 million, or 8.9%, to $155.2 million at December 31, 2011.  This growth was partly due to $7.7 million of deposits assumed from New Horizons Bank.  The remaining increase was partly due to consumers moving money from other financial institutions and brokerage accounts due to concerns about the safety of their principal.  Also, some consumers rolled their maturing time deposits into these accounts because they provide a higher degree of liquidity and provide a competitive interest rate.  Savings accounts increased by $3.5 million, or 20.8%, to $20.5 million.  This increase was partly due to the $1.1 million of savings accounts assumed from New Horizons Bank.  Time deposits decreased $35.6 million, or 7.9%, to $412.8 million at December 31, 2011.  In addition, the Bank assumed $38.5 million of time deposits from New Horizons Bank.  Excluding these assumed deposits, then Company’s time deposits decreased by $74.1 million.  This decrease was primarily due to the low level of short-term interest rates in 2011, which made alternative investments more attractive to customers.  While management is committed to growing its deposit base from within the Company’s market area, we are focused on building relationships and we generally do not offer premium interest rates on time deposits to customers that do not have a banking relationship with our Company.  From time to time, brokered time deposits may be used as an additional source of liquidity as needed.  However, historically we have not needed to solicit such brokered relationships and as of December 31, 2011, we had no brokered time deposits.

Table 18 below summarizes the deposit portfolio composition for the past three year periods ended December 31.

Table 18 - Deposit Portfolio Composition
(Dollars in thousands)

	2011		2010		2009
	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits
Noninterest-bearing demand	$88,077	10.1%	$70,389	8.3%	$45,830	7.5%
Interest-bearing demand	199,390	22.8%	172,414	20.3%	113,564	18.6%
Money market deposit	155,228	17.7%	142,538	16.8%	118,687	19.5%
Savings	20,542	2.3%	17,004	2.0%	10,584	1.7%
Time deposits < $100,000	239,381	27.3%	253,812	29.7%	204,167	33.6%
Time deposits > $100,000	173,438	19.8%	194,632	22.9%	116,513	19.1%
Total deposits	$876,056	100.0%	$850,789	100.0%	$609,345	100.0%

Table 19 below provides a maturity distribution for all time deposits over $100,000 as of December 31.

Table 19 - Maturity of Time Deposits Over $100,000
(Dollars in thousands)

	2011	2010	% Change
Within three months	$40,670	$49,996	-18.7%
After three months through six months	38,936	36,799	5.8%
After six months through twelve months	53,446	59,342	-9.9%
After twelve months	40,386	48,495	-16.7%
Total	$173,438	$194,632	-10.9%

Borrowed Money

The Company’s borrowed money includes advances from the Federal Home Loan Bank of Atlanta (“FHLB”), repurchase agreements and subordinated debt.  During 2011 our borrowed money decreased by $7.1 million from $85.8 million at December 31, 2010, to $78.7 million at December 31, 2011.  This decrease was primarily due to normal maturities during the period. The Company plans to use excess liquidity to repay these borrowings as they mature.  From time to time additional borrowed money may be used to fund additional loan growth, or to purchase investment securities.  Table 20 summarizes the balance and average rate for borrowed money at December 31 for the past three years.

Table 20 - Borrowed Money
(Dollars in thousands)
	2011		2010		2009
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
FHLB Advances	$60,688	3.78%	$67,782	3.64%	$56,165	3.80%
Repurchase Agreements	18,000	3.28%	18,000	3.28%	26,000	3.38%
Total Borrowed Money	$78,688	3.66%	$85,782	3.56%	$82,165	3.67%

Borrowed money provides an additional source of funding for the Company to cover new loan growth, repay maturing deposits, purchase investment securities, or other operating purposes. The Company’s borrowed money includes unsecured federal funds lines of credit with correspondent banks, secured lines of credit with the Federal Home Loan Bank of Atlanta, reverse repurchase agreements with other financial institutions and subordinated debt.  The interest rates on borrowed money ranged from 1.15% to 4.77% in 2011 and 2010 and ranged from 0.62% to 6.25% in 2009.  The highest outstanding balance at any month-end for borrowed money was $85.8 million in 2011, $110.6 million in 2010, and $120.1 million in 2009.  The average outstanding balance for FHLB advances was $62.8 million, $69.4 million and $58.8 million for 2011, 2010 and 2009, respectively.  The average outstanding balance for repurchase agreements was $18.0 million, $21.7 million, and $26.0 million for 2011, 2010, and 2009, respectively.

Capital Resources

Funding for future growth is largely dependent upon the earnings of the Company and its subsidiaries.  At December 31, 2011, the Company had a capital-to-assets ratio of 8.6%.  As such, the Company fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements.

Shareholders’ Equity. Total shareholders’ equity decreased by $784,000 from $93.4 million at December 31, 2010, to $92.7 million at December 31, 2011.  This decrease was primarily due to the $1.4 million in cash dividends paid on preferred and common stock and the $584,000 accretion of the unamortized discount on preferred stock.  These decreases were partly offset by net income of $241,000 during 2011.

Bank Regulatory Capital. OCC regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio.  At December 31, 2011, Citizens South Bank’s capital exceeded all applicable requirements. Under prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank’s capital: 1) well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital); 2) adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital); 3) undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital); 4) significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and 5) critically undercapitalized (less than 2% tangible capital). As shown in Table 21 below, Citizens South Bank met the criteria for being considered “well-capitalized” at December 31, 2011 and 2010.

Table 21 - Regulatory Capital Requirements

	Well	At December 31
	Capitalized	2011	2010
Leverage capital	5.00%	9.44%	9.74%
Tier 1 risk-based	6.00%	14.35%	15.54%
Total risk-based	10.00%	15.60%	16.80%

Preferred Stock. On September 22, 2011, Citizens South Banking Corporation entered into a Securities Purchase Agreement with the Secretary of the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold to the Treasury 20,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $20,500,000.    The Securities Purchase Agreement was entered into, and the Series C Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), as established under the Small Business Jobs Act of 2010.

The Company’s rights and obligations with respect to the Series C Preferred Stock are set forth in the Securities Purchase Agreement and the Certificate of Designation to its Certificate of Incorporation filed by the Company with the Secretary State of the State of Delaware on September 6, 2011, and as amended on September 19, 2011 (collectively referred to as the “Certificate of Designation”).  Those rights and obligations are summarized below.

The Series C Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 4.84% per annum based upon the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Certificate of Designation) by the Company’s wholly owned subsidiary Citizens South Bank.  The dividend rate for future dividend periods will be set based upon the “Percentage Change in QSBL” (as defined in the Certificate of Designation) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series C Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  The Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series C Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series C Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

The Company may redeem the shares of Series C Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

The Series C Preferred Stock was issued in a private placement exempt from registration pursuant to the Securities Act of 1933, as amended.  As part of the Securities Purchase Agreement, the Company has granted the Treasury (and any successor) holder certain rights to require the Series C Preferred Stock to be registered for resale under the Securities Act of 1933, as amended.

As a result of the Company’s participation in SBLF, the Company redeemed all 20,500 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) it sold to the Treasury on December 12, 2008, in connection with the Treasury’s Capital Purchase Program.  The Company paid $20.6 million to the Treasury to redeem the Series A Preferred Stock, which includes the original investment of $20.5 million, plus accrued dividends.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits and borrowings, including FHLB advances.  At December 31, 2011, the Bank had approximately $103.1 million in additional borrowings available from its line of credit from the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  In addition, the Bank maintains a $16 million unsecured Fed funds line of credit with Pacific Coast Bankers Bank and a $6 million unsecured Fed funds line of credit with CenterState Bank of Florida. As of December 31, 2011, the balance on both of the Fed funds lines of credit was $0. The Company may also solicit brokered deposits for providing funds for asset growth.

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

Table 22 details the Company’s off-balance sheet commitments at December 31, 2011 and December 31, 2010.

Table 22 - Commitments
(Dollars in thousands)

	2011	2010

Loan commitments:
Residential mortgage loans	$24,484	$14,530

Unused lines of credit:
Residential Construction	$7,390	$5,868
Commercial Real Estate	18,593	6,505
Commercial Business	9,558	8,775
Consumer	74,930	76,015
Total unused lines of credit	$110,471	$97,163

Undisbursed Construction Loan Proceeds	$1,200	$524

Contractual Obligations. Under existing contractual obligations, the Company will be required to make payments in future periods.  The Company expects that a portion of the deposits will not be renewed upon maturity.  If there is a higher than normal level of time deposits that are not renewed at maturity, then the Company may experience a decrease in liquidity.  This may result in the Company offering higher than market interest rates to maintain deposits, which would increase interest expense.  Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less. Table 23 following this discussion presents aggregated information about payments due under such contractual obligations at December 31, 2011.

Table 23 - Contractual Obligations
(Dollars in thousands)

	Total	Less Than 1 year	Over 1 Year to 3 Years	Over 3 years to 5 Years	After 5 Years
Deposits	$876,056	$780,688	$82,807	$12,561	$-
Securities sold under repurchase agreements	9,787	9,787	-	-	-
Borrowings	78,688	17,954	18,734	42,000	-
Subordinated debt	15,464	-	-	-	15,464
Leases	5,690	641	797	837	3,415
Total contractual cash obligations	$979,995	$809,070	$102,338	$55,398	$18,879

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

Management of Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates.  The risk of loss can be reflected in diminished market values and/or reduced net interest income in future periods.  The Company’s most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates.  The structure of the Company's loan and deposit portfolios is such that significant changes in interest rates could adversely impact net interest income.  The Company does not maintain a trading account, nor is it subject to currency exchange risk or commodity price risk.  The Company's Asset/Liability Committee ("ALCO") is responsible for monitoring and managing exposure to interest rate risk. The Company's ALCO monitors the Company's level of interest rate sensitivity and ensures that the level of sensitivity of the Company's net portfolio value is maintained within limits established by the Board of Directors. Through such management, the ALCO seeks to reduce the vulnerability of the Company's operations to changes in interest rates. During the past year, the ALCO utilized the following strategies to manage interest rate risk: 1) emphasizing the origination and retention of short-term commercial business loans and nonresidential mortgage loans; 2) emphasizing the origination of adjustable-rate home equity lines of credit; 3) emphasizing the origination and retention of adjustable-rate one-to-four family residential mortgage loans; 4) originating most new fixed-rate mortgage loans as a broker for a third party; and 5) focusing on growing the Company’s core deposit portfolio.

Interest Rate Sensitivity. The OCC requires the computation of amounts by which the net present value of the Bank's cash flow from assets, liabilities, and off balance sheet items (the Bank’s net portfolio value or "NPV") and the net interest income (“NII”) of the Bank would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on a bank’s NPV and NII from instantaneous and permanent one hundred- to three hundred-basis point increases and decreases in market interest rates.  Table 24, which follows this discussion, presents the Bank’s projected change in NPV and NII at December 31, 2011, as calculated by an independent third party, based upon information provided by the Bank.  This table also details the Bank’s level of sensitivity, given a hypothetical, immediate, and sustained change in interest rates from + 300 basis points to – 300 basis points, and its range of acceptable sensitivity established by the Board of Directors.

Table 24 - Interest Rate Risk
(Dollars in thousands)

Hypothical, Immediate and Sustained Changes in	Estimated Theorical Net Interest Income		Estimated Theorical Net Portfolio Value
Interest Rates	Amount	% Change	Amount	% Change

300 basis point rise	$27,094	-5.32%	$118,316	-4.30%
200 basis point rise	27,343	-4.45%	120,674	-2.39%
100 basis point rise	27,714	-3.16%	122,626	-0.81%
No change	28,617	0.00%	123,632	0.00%
100 basis point decline	27,464	-4.03%	123,665	0.03%
200 basis point decline	26,149	-8.62%	133,683	8.13%
300 basis point decline	25,480	-10.96%	151,171	22.28%

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the NPV presented in Table 24 above assumes that the composition of the interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV on Table 24 provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results.

ITEM 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens South Banking Corporation and Subsidiaries
Gastonia, North Carolina

We have audited the accompanying consolidated statements of financial condition of Citizens South Banking Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens South Banking Corporation and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina
March 30, 2012

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2011 and 2010

	2011	2010
(Dollars in thousands, except share and per share data)

ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,296	$15,110
Interest bearing deposits	75,048	105,789
Cash and cash equivalents	88,344	120,899
Investment securities available for sale, at fair value (amortized cost of $51,659 and $74,335 at December 31, 2011 and December 31, 2010, respectively)	52,136	74,308
Investment securities held to maturity, at amortized cost (fair value of $98,115 and $37,278 at December 31, 2011, and December 31, 2010, respectively)	95,763	37,278
Federal Home Loan Bank stock, at cost	5,067	5,715
Presold loans in process of settlement	2,146	4,034
Loans:
Covered by FDIC loss-share agreements	159,688	147,576
Not covered by FDIC loss-share agreements	574,100	588,934
Loans, net of deferred fees and costs	733,788	736,510
Allowance for loan losses	(11,713)	(11,924)
Loans, net	722,075	724,586
Other real estate owned	17,571	14,652
Premises and equipment, net	25,888	23,785
FDIC loss share receivable	38,931	24,848
Accrued interest receivable	2,773	3,001
Bank-owned life insurance	18,978	18,230
Intangible assets	1,373	1,690
Other assets	9,415	11,461
Total assets	$1,080,460	$1,064,487

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$876,056	$850,789
Securities sold under repurchase agreements	9,787	9,432
Borrowed money	78,688	85,782
Subordinated debt	15,464	15,464
Other liabilities	7,806	9,577
Total liabilities	987,801	971,044

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 1,000,000 shares; Issued and outstanding: 20,500 shares	20,500	20,672
Common stock, $0.01 par value, Authorized: 20,000,000 shares; Issued: 12,393,126 shares; Outstanding: 11,506,324 shares at December 31, 2011, and 11,508,750 shares at December 31, 2010	124	124
Additional paid-in-capital	63,888	63,000
Retained earnings, substantially restricted	7,854	9,663
Accumulated other comprehensive income (loss)	293	(16)
Total shareholders' equity	92,659	93,443
Total liabilities and shareholders' equity	$1,080,460	$1,064,487

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011, 2010, and 2009
	2011	2010	2009
(Dollars in thousands, except per share data)

Interest Income:
Interest and fees on loans	$40,158	$40,540	$33,676
Investment securities:
Taxable interest income	3,412	2,517	3,397
Tax-exempt interest income	304	544	1,127
Other interest income	202	314	100
Total interest income	44,076	43,915	38,300
Interest Expense:
Deposits	7,128	10,262	11,918
Securities sold under repurchase agreements	60	107	178
Borrowed money	3,022	3,395	3,487
Subordinated debt	328	914	943
Total interest expense	10,538	14,678	16,526

Net interest income	33,538	29,237	21,774
Provision for loan losses	10,685	14,050	10,980
Net interest income after provision for loan losses	22,853	15,187	10,794
Noninterest Income:
Service charges on deposit accounts	4,154	3,932	3,256
Mortgage banking income	1,255	1,525	1,202
Commissions on sales of financial products	267	426	191
Income from bank-owned life insurance	777	832	770
Gain from acquisition	4,140	19,679	-
Gain on sale of investments, available for sale	111	349	2,198
Loss on sale of other assets	(342)	(490)	(285)
Other	979	883	640
Total noninterest income	11,341	27,136	7,972
Noninterest Expense:
Compensation and benefits	15,000	13,598	9,818
Occupancy and equipment	3,421	3,302	2,571
Data processing and other technology	1,063	927	672
Professional services	1,003	981	1,059
Advertising and business development	320	333	365
Loan collection and other expenses	1,361	447	238
Deposit insurance	1,535	1,326	1,076
Office supplies	248	240	142
Telephone and communications	442	406	274
Other real estate owned valuation adjustments	4,319	1,382	338
Other real estate owned expenses	1,302	993	341
Amortization of intangible assets	538	517	314
Impairment of investment securities	-	435	754
Impairment of goodwill	-	-	29,641
Acquisition and integration expenses	792	1,064	-
Other	3,311	3,384	2,669
Total noninterest expense	34,655	29,335	50,272

Income (loss) before income tax expense (benefit)	(461)	12,988	(31,506)
Income tax expense (benefit)	(702)	4,349	(1,499)
Net income (loss)	241	8,639	(30,007)
Dividends and accretion of discount on preferred stock	1,526	1,025	1,034

Net income (loss) available to common shareholders	$(1,285)	$7,614	$(31,041)

Earnings (loss) per common share - basic	$(0.11)	$0.78	$(4.19)
Earnings (loss) per common share - diluted	(0.11)	0.78	(4.19)

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2011, 2010, and 2009
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(Dollars in thousands, except share and per share data)

Balances, January 1, 2009	$20,507	$91	$48,008	$36,089	$25	$104,720

Comprehensive results:
Net loss	-	-	-	(30,007)	-	(30,007)
Other comprehensive results, net of tax	-	-	-	-	(322)	(322)
Accretion of discount on preferred stock	82	-	-	(82)	-	-
Allocation from shares purchased with loan to ESOP	-	-	63	-	-	63
Vesting of Recognition and Retention Plan ("RRP")	-	-	331	-	-	331
Stock-based compensation	-	-	106	-	-	106
Stock options exercised	-	-	20	(20)	-	-
Cash dividends on preferred stock, net of accretion	-	-	-	(1,034)	-	(1,034)
Cash dividends on common stock	-	-	-	(1,535)	-	(1,535)
						-
Balances, December 31, 2009	$20,589	$91	$48,528	$3,411	$(297)	$72,322

Net income	-	-	-	8,639	-	8,639
Other comprehensive results, net of tax	-	-	-	-	281	281
Issuance of 1,490,400 shares of common stock	-	33	14,007	-	-	14,040
Accretion of discount on preferred stock	83	-	-	(83)	-	-
Allocation from shares purchased with loan to ESOP	-	-	50	-	-	50
Vesting of RRP	-	-	316	-	-	316
Stock-based compensation	-	-	99	-	-	99
Cash dividends on preferred stock, net of accretion	-	-	-	(1,025)	-	(1,025)
Cash dividends on common stock	-	-	-	(1,279)	-	(1,279)
						-
Balances, December 31, 2010	$20,672	$124	$63,000	$9,663	$(16)	$93,443

Comprehensive income:
Net income	-	-	-	241	-	241
Other comprehensive results, net of tax	-	-	-	-	309	309
Redemption of 20,500 shares of preferred stock issued to the U.S. Treasury under the Capital Purchase Program, a part of the Troubled Asset Relief Program ("TARP")	(20,500)	-	-	-	-	(20,500)
Issuance of 20,500 shares of preferred stock issued to the U.S. Treasury under the Small Business Lending Fund ("SBLF")	20,500	-	-	-	-	20,500
Accretion of discount on preferred stock	68	-	-	(68)	-	-
Repurchase of warrants	(240)	-	599	-	-	359
Allocation from shares purchased with loan to ESOP	-	-	35	-	-	35
Issuance of shares under RRP	-	-	(10)	-	-	(10)
Vesting of RRP	-	-	163	-	-	163
Stock-based compensation	-	-	101	-	-	101
Cash dividends on preferred stock, net of accretion	-	-	-	(1,526)	-	(1,526)
Cash dividends on common stock	-	-	-	(456)	-	(456)
						-
Balances, December 31, 2011	$20,500	$124	$63,888	$7,854	$293	$92,659

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
For the Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$241	$8,639	$(30,007)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,685	14,050	10,980
Depreciation of premises and equipment	1,244	1,254	1,026
Goodwill impairment charge	-	-	29,641
Impairment of securities	-	435	754
Deferred income tax expense (benefit)	(2,232)	4,058	(1,273)
Gain on acquisition	(4,140)	(19,679)	-
Gain on sale of investment securities available for sale	(111)	(349)	(2,198)
Loss on sale of other real estate owned	294	447	280
Loss on sale of other assets	48	43	5
Valuation adjustment on other real estate owned	4,319	1,382	338
Net purchase accounting adjustments	13,384	20,299	-
Net (increase) decrease in loans available for sale	1,888	(4,034)	-
Deferred loan origination fees	232	81	41
Amortization of intangible assets	538	517	314
Allocation of shares to the ESOP	35	50	63
Stock-based compensation expense	101	99	106
Vesting of shares issued for the RRP	153	316	331
Decrease in accrued interest receivable	527	610	179
(Increase) decrease in other assets	10,564	(4,216)	(8,397)
Decrease in other liabilities	(3,343)	(1,425)	(3,399)
Net cash provided by (used in) operating activities	34,427	22,577	(1,216)

Cash flows from investing activities:
Net decrease in loans made to customers	10,984	25,203	6,630
Proceeds from sales of investment securities available for sale	10,111	43,302	69,349
Proceeds from sales of premises and equipment	-	1	815
Proceeds from sales of other real estate owned	15,328	5,955	2,418
Proceeds from maturities/issuer calls of investment securities available for sale	22,378	12,198	23,352
Proceeds from maturities/issuer calls of investment securities held to maturity	14,637	43,874	36
Purchases of investment securities available for sale	-	(56,139)	(33,591)
Purchases of investment securities held to maturity	(73,122)	(48,773)	(32,415)
Net cash received in acquisition	18,951	95,058	-
Redemption of FHLB stock	1,075	682	644
Purchases of premises and equipment	(3,315)	(9,396)	(445)
Net cash provided by investment activities	17,027	111,965	36,793

Cash flows from financing activities:
Net increase (decrease) in deposits	(71,460)	(51,109)	27,857
Dividends paid to common stockholders	(456)	(1,279)	(1,535)
Dividends paid and accretion of discount on preferred stock	(1,526)	(1,025)	(1,034)
Repurchase of warrants on preferred stock	359	-	-
Issuance of common stock	-	14,040	-
Net decrease in borrowed money and repurchase agreements	(10,954)	(27,504)	(17,766)
Increase in advances from borrowers for insurance and taxes	28	54	24
Net cash provided by (used in) financing activities	(84,009)	(66,823)	7,546

Net increase (decrease) in cash and cash equivalents	(32,555)	67,719	43,123
Cash and cash equivalents at beginning of year	120,899	53,180	10,057
Cash and cash equivalents at end of year	$88,344	$120,899	$53,180

Supplemental non-cash investing activity:
Foreclosed loans transferred to other real estate owned	$16,486	$16,293	$5,502

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Summary of Significant Accounting Policies

Organization - Citizens South Banking Corporation (also referred to as the “Company”, the “Registrant”, “We”, “Us”, or “Our”) is a Delaware corporation that owns all of the outstanding shares of common stock of Citizens South Bank (the “Bank”). The shares of common stock of the Company trade on the Nasdaq Global Market under the ticker symbol “CSBC.”  The Company’s principal business activities are overseeing and directing the business of the Bank. The Company’s assets consist primarily of the outstanding capital stock of the Bank, deposits held at the Bank, and investment securities.  The Company became the holding company for the Bank in 2002, in connection with the mutual-to-stock conversion of Citizens South Holdings, MHC, the mutual holding company of Citizens South Banking Corporation, a federal corporation, formerly named Gaston Federal Bancorp, Inc., which was originally formed in 1998 for the purpose of acting as the holding company for the Bank.
Citizens South Bank, which was chartered in 1904, is a federally chartered savings bank headquartered in Gastonia, North Carolina.  The Bank’s principal business activity is offering FDIC-insured deposits to local customers through its 21 branch offices and investing those deposits, together with funds generated from operations and borrowings, in residential and nonresidential real estate loans, construction loans, commercial business loans, consumer loans and investment securities.  The Bank also acts as a broker in both the origination of loans secured by one-to-four family dwellings and in the sale of uninsured financial products. The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. The Bank’s results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings.  Results of operations are also materially affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  Noninterest income primarily consists of fee income generated from deposit accounts, mortgage banking fees, commissions earned from the sale of uninsured investment products, increases in the cash value of bank-owned life insurance policies, net gains from the sale of assets and other noninterest income items.  The Bank’s noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, deposit insurance, loan collection expenses, other real estate owned value adjustments and expenses, amortization of intangible assets, impairment of investments, and other noninterest expenses.  Results of operations are also significantly affected by local economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities. The Bank has two subsidiaries, Citizens South Financial Services, Inc, and Citizens Properties, LLC. Citizens South Financial Services, Inc. primarily owns stock in a title insurance company which is used by the Bank for certain real estate transactions.  Citizens Properties, LLC was formed in January 2012 for the purpose of holding title to certain real estate that was acquired by the Bank through foreclosure.

The Company operates 21 full-service branch offices in the North Carolina Counties of Gaston (7), Union (3), Rowan (2), Mecklenburg (1), and Iredell (2), the South Carolina County of York (1) and the Georgia Counties of Fannin (1), Union (1), Gilmer (1) and Towns (2).  The Company’s corporate headquarters is located at 519 South New Hope Road in Gastonia, North Carolina.

Consolidation – The accompanying consolidated financial statements include the accounts of Citizens South Banking Corporation, its wholly-owned subsidiary, Citizens South Bank, and the Bank’s wholly-owned subsidiaries, Citizens South Financial Services, Inc. and Citizens Properties, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain of the prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications are immaterial to the financial statements.

Use of Estimates – The consolidated financial statements are prepared in accordance with GAAP which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The more significant estimates that are particularly susceptible to change in the near future relate to the calculation of the allowance for loan losses, the determination of other-than-temporary impairment on investment securities and the estimate of the fair value of assets acquired in FDIC-assisted transactions, including loans, other real estate owned and FDIC loss-share receivable.  Actual results could differ from those estimates.

Business Combinations and Method of Accounting for Loans Acquired -  The Company accounts for its acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. There is no allowance for loan losses related to the acquired loans recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements and Disclosures, exclusive of the loss share agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer , and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan's scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan's or pool's cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield).

Subsequent to the acquisition date, FASB ASC Topic 310-30 requires that increases in cash flows expected to be received in excess of the Company's initial estimates are to be reclassified from nonaccretable difference to accretable yield and are to then be accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are to be recognized as impairment through the provision for loan losses. For acquired loans subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset will be adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows.  However, the Company’s methodology does not conform to FASB ASC Topic 310-30 in that adjustments to both the nonaccretable difference and in some cases the accretable yield, have been based upon actual cash flows since acquisition versus expected cash flows. With regards to the Company’s loans acquired from the Bank of Hiawassee in March 2010 that are subject to FASB ASC Topic 310-30, management has determined that actual cash flows since acquisition have been materially consistent with the expected cash flows as of the acquisition date and that as of December 31, 2011 the nonaccretable difference allocable to the remaining loans in this acquired portfolio represents a materially correct proxy for the difference between remaining contractual cash flows and expected future cash flows. With regards to the Company’s loans acquired from New Horizons Bank in April 2011 that are subject to FASB ASC Topic 310-30, no events have occurred since the acquisition date through December 31, 2011 that cause management to believe that the initial expected future cash flows have changed materially. Based upon these considerations as well as managements continued evaluation of the performance of both acquired loan portfolios, management has determined that its current methodology does not provide a materially different result than that which would be expected had the guidance in FASB ASC Topic 310-30 been adhered to.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, short-term interest-bearing deposits, and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.

Investment Securities – Investment securities are classified in one of three categories on the date of purchase as follows: 1) available for sale; 2) held to maturity; or 3) trading.   Investment securities classified as available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity and as an item of other comprehensive income.  Investment securities classified as held to maturity are carried at book value. The Company did not classify any securities as trading at December 31, 2011 or 2010.  Purchases and sales of securities are recorded on a trade-date basis.  Gains and losses are recognized on a trade-date basis at the time of the sale using the specific identification method.  Declines in the fair value of individual securities below their cost that are considered “other-than-temporary” result in write-downs of the individual securities to their fair value. The related write-downs are included in the consolidated earnings of the Company. Amortization of premiums and accretion of discounts are included in interest income over the life of the related security, or in the case of mortgage-backed and related securities, the estimated life of the security.  Additional details may be found later in this Report under Note 4 – Investment Securities.

Loans - Loans that management has the intent and ability to hold for the foreseeable future are carried at their principal balance adjusted for any deferred loan fees or expenses. Interest income is earned on the level yield method based on the daily outstanding balance.  Generally, loans are classified as nonaccrual, and the accrual of interest is discontinued, when the contractual payment of principal and interest has become 90 days past due or when, in management’s judgment, principal or interest is not collectible in accordance with the terms of the obligation.  Cash receipts on nonaccrual loans are applied to principal.  The accrual of interest resumes when the loan returns to performing status.  The Company evaluates impairment of its residential mortgage and consumer loans on a collective basis.  Commercial loans are considered to be impaired when, based on current information, it is probable that the Company will not collect all amounts when due in accordance with the contractual terms of the loan agreement.  Management monitors internally generated reports, including past due reports, payment histories, criticized asset reports, which include loans with historical payment problems or borrowers in troubled industries, as well as other sources of information, such as borrower financial statements, the value of the collateral, etc., to identify impaired loans.  Discounted cash flow analysis or the estimated fair value of collateral are used in determining the fair value of impaired loans.  When the ultimate collectability of the principal balance of an impaired loan is in doubt, cash receipts are applied to principal.  The Company had presold loans in process of settlement of $2.1 million at December 31, 2011 and $4.0 million at December 31, 2010. Additional details may be found later in this Report under Note 5 – Loans.

Impaired Loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected to come from the sale of the collateral. Collateral values are estimated using Level 3 inputs based on observable market data. During 2011 and 2010, certain impaired loans were identified and reported at fair value through a direct write-down against the principal balance.  Future interest income on impaired loans will be recognized only if the loan is not in excess of 90 days delinquent and the loan is not on nonaccrual status.  Payments received on those loans that are on nonaccrual status will be applied directly to principal and no income will be recognized until the loan has been repaid or has been placed back on accrual status.  Additional details may be found later in this Report under Note 6 – Credit Quality of Loans.

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

Allowance for Loan Losses - Management has established a systematic methodology for evaluating the adequacy of the Company’s allowance for loan losses.  The methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis.  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the collateral.  We increase our allowance for loan losses by charging the provisions for loan losses against our current period income.  Management’s periodic evaluation of the adequacy of the allowance is consistently applied and is based on our past loan loss experience, particular risks inherent in the different kinds of lending that we engage in, adverse situations that may affect the borrower’s ability to repay the debt, the estimated value of any underlying collateral, current economic conditions, as well as other relevant internal and external factors that could impact loan collectability.  The evaluation of the allowance for loan losses is inherently subjective.  As such, if factors, such as economic conditions, differ substantially from the assumptions, then future adjustments to the allowance for loan losses may be necessary. Additional details may be found in later in this Report under Note 7 – Allowance for Loan Losses.

FDIC Loss Share Receivable – The FDIC loss share receivable relates to agreements with the FDIC, whereby the FDIC has agreed to reimburse to the Company a percentage of the losses related to loans and other real estate that the Company assumed in the acquisition of a failed bank.  This loss share receivable is measured separately from the loan portfolio and other real estate because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them.  The carrying value of this receivable is determined at each period end by multiplying the estimated amount of loan and other real estate losses covered by the agreements by the FDIC reimbursement percentage. Additional details may be found in later in this Report under Note 8 – FDIC Loss Share Receivable.

Other Real Estate Owned – Other real estate owned (“OREO”) is comprised of real estate properties acquired in partial or total satisfaction of problem loans.  OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses.  Subsequent write-downs that may be required to the carrying value of these properties are charged to current operations.  Gains and losses realized from the sale of other real estate owned are included in current operations. Additional details may be found in later in this Report under Note 9 – Other Real Estate Owned.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed over the estimated useful lives of the assets (from three to 40 years) based on the straight-line method.  Maintenance and repairs are charged to operations in the period incurred.  Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the lease term.  Gains and losses on dispositions of fixed assets are included in current operations.  Additional details may be found in later in this Report under Note 10 – Premises and Equipment.

Bank-owned life insurance – The Company has purchased life insurance on certain key employees and directors.  These policies are recorded at their cash surrender value.  Income generated from polices is recorded as noninterest income.

Goodwill and Other Intangible Assets – Goodwill represents the cost in excess of fair value of net assets acquired in transactions accounted for as purchases.  In accordance with accounting guidelines, goodwill is not amortized over an estimated useful life, but rather is tested annually for impairment.  Performing a goodwill impairment test is a two-step process.  In performing the first step, the Company estimates the fair value of the reporting unit (which was determined to be the Company) using a market value approach that utilizes the Company’s current stock price as the primary indicator of fair market value.  As of December 31, 2009, the results of the first step indicated that the fair value of the Company was less than the book value of the Company.  As such, the Company performed the second step of the goodwill impairment test.  The results of the second step indicated that the goodwill was fully impaired and had a fair value of $0.  The primary determining factors in the determination of the goodwill impairment was the relatively low stock price of the Company and the resulting low market valuation.  These factors were largely attributed to the low market-wide valuations for financial institutions which impacted the Company’s market valuation.  The goodwill impairment was a non-cash expense and did not impact future operating performance.

In accordance with accounting guidelines, the Company’s core deposit intangible is amortized over its estimated useful life of eight years on an accelerated basis. Additional details may be found in later in this Report under Note 11 – Intangible Assets.

Income Taxes – Provisions for income taxes are based on amounts reported in the consolidated statements of income, excluding non-taxable income, and including changes in deferred income taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  Amounts provided for deferred income taxes relate primarily to differences between tax and financial reporting for unrealized gains and losses on securities available-for-sale, allowances for loan losses, depreciation, and deferred compensation.  Additional details may be found in later in this Report under Note 16 – Income Taxes.

Income and Expenses – The Company uses the accrual method of accounting for all material income and expense items.  Loan origination fees received and direct costs incurred are deferred and amortized to interest income over the contractual lives of the loans, using the level yield method.  Current period expenses, such as advertising costs, are expensed as incurred.

Stock-Based Compensation – The Company offers a stock-based compensation incentive program which includes certain officers and directors.  Under this program, the Company may grant stock options for a fixed number of shares with an exercise price equal to the market value of the stock at the date of grant.   The fair value of each option is then estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:  2011 - dividend yield of 0.82%, expected volatility of 50%, a risk-free interest rate of 2.08%, and expected lives of six years for the options; 2010 - dividend yield of 2.9%, expected volatility of 47%, a risk-free interest rate of 2.1%, and expected lives of six years for the options.  Based on these assumptions, the Company recognized compensation expense totaling $101,000 for the year ended December 31, 2011, and $99,000 for the year ended December 31, 2010, for its stock-based compensation program.

Earnings per Share – The Company has presented both basic and diluted earnings per common share (“EPS”).  Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding for the period and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury method.

The potential common stock of the Company includes stock options and unvested shares issued for the Recognition and Retention Plan granted to various directors and officers. At December 31, 2011, the Company excluded all of the 739,302 outstanding options from the calculation of diluted earnings per share since these options had a strike price in excess of the market value of the stock at December 31, 2011.  Also, at December 31, 2010, the Company excluded 753,925 of 861,180 outstanding options from the calculation of diluted earnings per share and at December 31, 2009, the Company excluded 795,967 of 798,079 outstanding options from the calculation of diluted earnings per share.  These outstanding options were excluded in 2010 and 2009 because the options had a strike price that was in excess of the market value of the stock at December 31 of each of the respective years.  The following is a summary of the computation of basic and diluted earnings per share calculation for the years ended December 31:

	2011	2010	2009
(Dollars in thousands, except per share amounts)

Net income (loss) available to common shareholders	$(1,285)	$7,614	$(31,041)
Weighted average number of shares outstanding	11,495,866	9,811,701	7,507,903
Less: Unallocated ESOP shares	(36,820)	(69,371)	(97,211)
Weighted average number of shares outstanding for EPS	11,459,046	9,742,330	7,410,692

Basic earnings (loss) per share	$(0.11)	$0.78	$(4.19)

Net income (loss) available to common shareholders	$(1,285)	$7,614	$(31,041)
Weighted average number of shares outstanding for EPS	11,459,046	9,742,330	7,410,692
Incremental shares from assumed exercise of stock options and restricted stock	-	-	-
Weighted average number of shares outstanding - diluted	11,459,046	9,742,330	7,410,692

Diluted earnings (loss) per share	$(0.11)	$0.78	$(4.19)

Comprehensive Income (Loss) – Comprehensive income (loss) is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments. Information concerning the Company’s other comprehensive income (loss) for the years ended December 31 is as follows:

	2011	2010	2009
(Dollars in thousands)

Net income (loss)	$241	$8,639	$(30,007)
Other comprehensive income (loss):
Investment securities, available for sale:
Unrealized holding gains arising during period	615	806	1,674
Tax expense	(237)	(311)	(645)
Reclassification for realized gains included in net income	(111)	(349)	(2,198)
Tax benefit	43	135	847
Other comprehensive income (loss)	309	281	(322)
Total comprehensive income (loss)	$550	$8,920	$(30,329)

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In January 2011, the FASB issued guidance on the “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2010-20”).” The provisions of this guidance require the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses. The amendments in this guidance defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this Accounting Standards Update “ASU” only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Company's statements of income and condition. The deferred requirements of ASU 2010-20 were adopted by the Company in the third quarter of 2011. The adoption of the requirements has resulted in additional disclosures related to its troubled debt restructured loans in Note 6 of the Consolidated Financial Statements.

In April 2011, the FASB issued guidance regarding “A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of this new standard provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibiting creditors from using the borrower's effective rate test to evaluate whether a concession has been granted to the borrower, and adding factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in the standard also ends the FASB's deferral of the additional disclosures about troubled debt restructurings as required by previously released standards. The provisions of this guidance are effective for the Company's reporting periods ending September 30, 2011 and after and are retrospective to January 1, 2011. The adoption of the standard did not have a material impact on the Company's statements of income and financial condition; however, adoption of this guidance did result in an increase in troubled debt restructured loans.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB ASC in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Management does not believe the guidance will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has adopted the standard and the adoption of ASU 2011-05 did not have an impact on the Company's financial condition, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has determined that the adoption of this ASU will not have a material effect on its consolidated financial statements, given that the Company has no recorded goodwill at December 2011.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2011. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

Note 2 - Participation in the Small Business Lending Fund

On September 22, 2011, Citizens South Banking Corporation entered into a Securities Purchase Agreement with the Secretary of the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold to the Treasury 20,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $20.5 million.    The Securities Purchase Agreement was entered into, and the Series C Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), as established under the Small Business Jobs Act of 2010.   The Company’s rights and obligations with respect to the Series C Preferred Stock are set forth in the Securities Purchase Agreement and the Certificate of Designation to its Certificate of Incorporation filed by the Company with the Secretary State of the State of Delaware on September 6, 2011, and as amended on September 19, 2011 (collectively referred to as the “Certificate of Designation”).  Those rights and obligations are summarized below.

The Series C Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 4.84% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Certificate of Designation) by the Company’s wholly owned subsidiary Citizens South Bank.  The dividend rate for future dividend periods will be set based upon the “Percentage Change in QSBL” (as defined in the Certificate of Designation) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series C Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  As of December 31, 2011, the dividend rate was 3.30%. The Company may only declare and pay dividends on its common stock if it has declared and paid dividends for the current dividend period on the Series C Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.  The Company may redeem the shares of Series C Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator. The Series C Preferred Stock was issued in a private placement exempt from registration pursuant to the Securities Act of 1933, as amended.  As part of the Securities Purchase Agreement, the Company has granted the Treasury certain rights to require the Series C Preferred Stock to be registered for resale under the Securities Act of 1933, as amended.

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

Note 3 – FDIC-Assisted Acquisitions

New Horizons Bank, East Ellijay, GA

On April 15, 2011, the Bank entered into a purchase and assumption agreement (the “Agreement”) with the FDIC, as receiver for New Horizons Bank, to acquire substantially all of the assets and assume substantially all of the liabilities of New Horizons Bank (“NHB”) from the FDIC, as receiver. NHB was established in 2004 and operated from one location in East Ellijay, Georgia.  The NHB office, which is located on the Highway 515 corridor in the north Georgia area, now operates under the name of Citizens South Bank.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, “Business Combinations.”  Both the purchased assets and assumed liabilities were recorded at their respective acquisition date fair values.  Determining the fair value of assets and liabilities, especially nonperforming loans and foreclosed properties, is a difficult process and involves significant judgment regarding estimates and assumptions used to calculate estimated fair values. Management engaged an experienced independent third party to assist in determining the fair value of these financial instruments.  These fair value determinations are considered preliminary and may be adjusted for a period of one year after the acquisition as relevant information becomes available regarding the estimated fair value on the date of acquisition. After applying purchase accounting adjustments to the acquired assets and liabilities, the Company recognized an initial $4.4 million pre-tax gain from the acquisition which was included as a component of noninterest income.

In connection with the acquisition, the Bank entered into two loss-sharing agreements with the FDIC that covered approximately $69.3 million of the $71.2 million of loans that were acquired from the FDIC (the “covered loans”) and all of the $11.4 million of OREO that was acquired from the FDIC (collectively referred to as “covered assets”).  The amount of the covered assets represents the legal balance of the assets prior to any fair value adjustments.  One loss-share agreement covers certain residential loans and OREO for a period of ten years.  The other loss-share agreement covers all remaining covered assets for a period of five years.  Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets.  The Banks recorded an estimated receivable from the FDIC in the amount of $19.9 million, which represents the discounted value of the FDIC’s estimated portion of future loan losses.  Any losses incurred on the $1.9 million in loans not covered under shared-loss agreements will be the sole responsibility of the Bank. New loans made after the acquisition date are not covered by the FDIC loss-share agreements.

A statement of net assets received from the FDIC in the New Horizons Bank transaction, including the fair value adjustments and resulting gain are presented in the following table.

	As Recorded by New Horizons Bank	Fair Value Adjustments		As Recorded by the Company
(Dollars in thousands)

Assets Acquired
Cash and due from banks	$7,913	$-		$7,913
Investment securities, available for sale	9,703	-		9,703
Loans	71,210	(21,950)	(a)	49,260
FDIC indemnification asset	-	19,922	(b)	19,922
Other real estate owned	11,422	(5,211)	(c)	6,211
Core deposit intangible	-	221	(d)	221
Other assets	1,123	-		1,123
Total assets acquired	$101,371	$(7,018)		$94,353

Liabilities Assumed
Deposits	$96,216	$414	(c)	$96,630
Borrowings	4,005	212	(c)	4,217
Deferred tax liabilities	-	1,694	(e)	1,694
Other liabilities	151	261	(c)	412
Total liabilities assumed	$100,372	$2,581		$102,953

Excess of assets acquired over liabilities assumed	999	(9,599)		(8,600)
Less: Net asset discount received from FDIC	(12,299)
Cash received from FDIC at closing	11,300			11,300

Total gain recorded				$2,700

Explanation of Fair Value Adjustments:

a.
The fair value adjustment on loans represents the estimated amount of future loan losses expected in the New Horizons Bank loan portfolio at the acquisition date.  This estimate was based on a review of a sample of the acquired loan files, a review of various appraisal reports and other relevant local real estate market data, and discussions with loan officers and other personnel familiar with the local market.

b.	The FDIC indemnification asset represents the estimated funds to be received from the FDIC under the loss share agreements discounted back to the acquisition date.

c.
These fair value adjustments represent the amount necessary to write down NHB’s book value to its estimated fair value at the acquisition date based on market information available at the time of the acquisition.

d.
The core deposit intangible represents the estimated fair value of NHB’s core deposits based on an evaluation prepared by an experienced independent third party. This core deposit intangible is being amortized over an eight year period on an accelerated basis.

e.	The deferred tax liability represents 38.55% of the amount of the initial $4.4 million acquisition date gain.

The operating results of the Company for the year ended December 31, 2011, include the operating results of the acquired assets and assumed liabilities from New Horizons Bank.  Due primarily to the significant amount of fair value adjustments and the outstanding FDIC loss share agreements that are in place, historical results of New Horizons Bank are not believed to be relevant to the Company’s results.  Therefore, no pro forma financial information is presented on this acquisition.

Bank of Hiawassee, Hiawassee, GA

On March 19, 2010, Citizens South Bank, the Bank entered into a purchase and assumption agreement with the FDIC, as receiver for Bank of Hiawassee, to acquire substantially all of the assets and assume substantially all of the liabilities of Bank of Hiawassee (the “acquisition”).  The Bank of Hiawassee was a Georgia state-chartered bank headquartered in Hiawassee, Georgia, and operated five full-service offices in the North Georgia area.  This acquisition extended the Bank’s geographic footprint outside of the Charlotte metropolitan area, providing geographic diversification for future loan and deposit growth.

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

A statement of net assets received from the FDIC in the Bank of Hiawassee transaction, including the fair value adjustments and resulting gain are presented in the following table.

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

b.	The FDIC indemnification asset represents the estimated funds to be received from the FDIC under the loss share agreements discounted back to the acquisition date.

c.
These fair value adjustments represent the estimated amount necessary to write down Bank of Hiawassee’s book value to its estimated fair value at the acquisition date based on market information available at the time of the acquisition.

d.
The core deposit intangible represents the estimated fair value of the Bank of Hiawassee’s core deposits based on an evaluation prepared by an experienced independent third party. This core deposit intangible is being amortized over an eight year period on an accelerated basis.

e.	The deferred tax liability represents 38.55% of the amount of the initial $18.7 million acquisition date gain.

The operating results of the Company for the year ended December 31, 2011, include the operating results of the acquired assets and assumed liabilities from Bank of Hiawassee.  Due primarily to the significant amount of fair value adjustments and the outstanding FDIC loss share agreements that are in place, historical results of Bank of Hiawassee are not believed to be relevant to the Company’s results.  Therefore, no pro forma financial information is presented on this acquisition.

Note 4 – Investment Securities

The following is a summary of the investment securities portfolio by major classification:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)

2011
Available for sale:
U.S. Government Agency obligations	$7,168	$73	$-	$7,241
Municipal bonds	6,578	133	-	6,711
Mortgage-backed securities	35,170	330	8	35,492
SBA securities	1,255	71	-	1,326
Other securities	1,488	44	166	1,366
Subtotal	51,659	651	174	52,136

Held to maturity:
U.S. Treasury obligations	9,972	61	-	10,033
U.S. Government Agency obligations	25,989	74	4	26,059
Municipal bonds	3,300	99	-	3,399
Mortgage-backed securities	52,502	2,277	-	54,779
Other securities	4,000	-	155	3,845
Subtotal	95,763	2,511	159	98,115

Total at December 31, 2011	$147,422	$3,162	$333	$150,251

2010
Available for sale:
U.S. Government Agency obligations	$19,297	$23	$122	$19,198
Municipal bonds	11,602	40	128	11,514
Mortgage-backed securities	40,655	293	175	40,773
Other securities	2,781	110	68	2,823
Subtotal	74,335	466	493	74,308

Held to maturity:
U.S. Treasury obligations	9,955	-	38	9,917
U.S. Government Agency obligations	8,509	4	129	8,384
Mortgage-backed securities	14,814	641	37	15,418
Other securities	4,000	-	81	3,919
Subtotal	37,278	645	285	37,638

Total at December 31, 2010	$111,613	$1,111	$778	$111,946

The book values and estimated fair values of investment securities available for sale and held to maturity at December 31, 2011, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Book Value	Estimated Fair Value
(Dollars in thousands)

Available for sale:
Due in one year or less	$10,301	$10,359
Due after one year through five years	25,296	25,567
Due after five years through ten years	7,679	7,837
Due after ten years	6,908	7,064
Equities	1,475	1,309
Total	$51,659	$52,136

Held to Maturity:
Due in one year or less	$16,414	$16,709
Due after one year through five years	38,436	38,932
Due after five years through ten years	28,663	29,068
Due after ten years	12,250	13,406
Total	$95,763	$98,115

The following tables set forth the amount of the unrealized losses and fair values of the investment securities by investment types segregated between those that have been in a continuous unrealized-loss position for less than twelve months and those investments that have been in a continuous unrealized-loss position for more than twelve months at December 31, 2011 and December 31, 2010.  At December 31, 2011, the unrealized losses related to one U.S. Government Agency obligation, six mortgage-backed securities, and six other securities.  Of these 13 securities, five had been in a continuous-loss position for more than 12 months.  At December 31, 2010, the unrealized losses related to two U.S. Treasury obligations, ten U.S. Government Agency obligations, fifteen municipal bonds, seven mortgage-backed securities, and six other securities.  Of these 40 securities, three had been in a continuous-loss position for more than 12 months.  As of December 31, 2011, and December 31, 2010, management concluded that the unrealized losses presented above were temporary in nature since the unrealized losses were attributable to changes in interest rates and not a deterioration of the credit quality of the issuers.  The Company does not have the intent to sell securities in a temporary loss position at December 31, 2011, and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
(Dollars in thousands)

2011
Available for sale:
Mortgage-backed securities	$4,619	$8	$88	$-	$4,707	$8
Other securities	165	93	29	73	194	166
Subtotal	4,784	101	117	73	4,901	174

Held to maturity:
U.S. Government Agency obligations	1,996	4	-	-	1,996	4
Other securities	997	3	2,848	152	3,845	155
Subtotal	2,993	7	2,848	152	5,841	159

Total at December 30, 2011	$7,777	$108	$2,965	$225	$10,742	$333

2010
Available for sale:
U.S. Government Agency obligations	$18,113	$122	$-	$-	$18,113	$122
Municipals bonds	8,376	128	-	-	8,376	128
Mortgage-backed securities	9,395	174	108	1	9,503	175
Other securities	-	-	104	68	104	68
Subtotal	35,884	424	212	69	36,096	493

Held to maturity:
U.S. Treasury obligations	9,917	38	-	-	9,917	38
U.S. Government Agency obligations	5,881	129	-	-	5,881	129
Mortgage-backed securities	3,049	37	-	-	3,049	37
Other securities	3,919	81	-	-	3,919	81
Subtotal	22,766	285	-	-	22,766	285

Total at December 30, 2010	$58,650	$709	$212	$69	$58,862	$778

From time to time the Company will pledge investment securities as collateral to secure public deposits and for other purposes as required or allowed by law.  The amortized cost of these pledged investment securities was $82.1 million at December 31, 2011, and $68.9 million at December 31, 2010.

Note 5 - Loans

The Company makes various business and consumer loans in the normal course of business.  A brief description of these types of loans is as follows:

One-to-four family residential – This portfolio primarily consists of loans secured by properties in the Company’s normal lending area.  The Company originates fixed and adjustable rate loans for terms of 10 to 30 years, including conventional and jumbo loans.  These loans generally have an original loan-to-value ratio (“LTV”) of 80% or less.  Those loans with an initial LTV of more than 80% typically have private mortgage insurance to protect the Bank.  This type of loan has historically possessed a lower than average level of loss to the Bank compared to the total loan portfolio.

Multifamily residential – This portfolio is moderately seasoned and is generally secured by properties in the Bank’s normal lending area.  These loans generally have an initial LTV of 75% and an initial debt service coverage ratio of 1.2x to 1.0x.  This Bank has not experienced any significant losses in this loan portfolio over the past 24 months.

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

Commercial land and residential development – These categories include raw undeveloped land and developed residential lots held by builders and developers.  Generally, the initial LTV for raw land is 65% and the initial LTV for developed lots is 90%.  Given the significant decline in value for both developed and undeveloped land due to reduced demand, these loan portfolios have historically possessed a much higher level of risk compared to other loan categories.

Other commercial real estate – This portfolio consists of nonresidential improved real estate which includes churches, shopping centers, office buildings, etc.  These loans typically have an initial LTV of 75% and an initial debt service ratio of 1.2x to 1.0x.  These properties are generally located in the Company’s normal lending area.  Decreased rental income due to the economic slowdown has caused some deterioration in values.  However, this loan portfolio has historically possessed a slightly lower than average loss history compared to the Bank’s entire loan portfolio.

Consumer real estate – This category includes home equity lines of credit (“HELOCs”) and loans secured by residential lots purchased by consumers.  The HELOCs generally had an adjustable rate tied to prime rate and a term of 15 years.  The HELOCs initially had an LTV of up to 85%.  The residential lot loans typically have a term of five years or less and are made at an initial LTV of up to 90%.  Many of these properties have declined in value over the past several years.  However, the loss history for these types of loans has been slightly lower than average compared to the Bank’s entire loan portfolio.

Commercial business – These loans include loans to businesses that are not secured by real estate.  These loans are typically secured by accounts receivable, inventory, equipment, etc.  Commercial loans are typically granted to local businesses that have a strong track record of profitability and performance.  This category of loans incurred slightly higher than average losses over the past 24 months for the Bank’s entire loan portfolio.

Other consumer - These loans are either unsecured or secured by automobiles, marketable securities, etc.  They are generally granted to local customers that have a banking relationship with our Bank.  The loss history for this category of loans has been slightly lower than the Bank average over the past 24 months.

The following is a summary of loans outstanding by category at the periods presented:

	December 31, 2011			December 31, 2010
	Loans covered by FDIC-loss share agreements	Loans not covered by FDIC-loss share agreements	Total	Loans covered by FDIC-loss share agreements	Loans not covered by FDIC-loss share agreements	Total
(Dollars in thousands)

Real estate:
One-to-four family residential	$34,641	$116,859	$151,500	$32,755	$101,014	$133,769
Multifamily residential	2,926	16,759	19,685	2,993	20,674	23,667
Construction	1,255	19,602	20,857	207	20,214	20,421
Commercial land	13,670	28,122	41,792	21,599	37,802	59,401
Residential development	8,095	16,444	24,539	8,239	25,085	33,324
Other commercial real estate	76,312	225,983	302,295	52,117	234,483	286,600
Consumer real estate	11,148	103,521	114,669	8,827	109,194	118,021
Total real estate	148,047	527,290	675,337	126,737	548,466	675,203
Commercial business	7,866	41,161	49,027	13,060	34,993	48,053
Other consumer	3,775	5,649	9,424	7,779	5,475	13,254
Total loans	$159,688	$574,100	733,788	$147,576	$588,934	736,510
Less: Allowance for loan losses			11,713			11,924
Total net loans			$722,075			$724,586

The Company, through its normal lending activity, originates substantially all of its loans to borrowers that are located in the Piedmont (central) Region of North and South Carolina and the North Georgia Region. The Company also has presold loans in process of settlement which totaled $2.1 million at December 31, 2011, and $4.0 million at December 31, 2010.  These presold loans in process of settlement were not included in the table above.

As of December 31, 2011, the Company had $159.7 million in loans covered by FDIC loss-share agreements as a result of the acquisition of loans from Bank of Hiawassee and New Horizons Bank in separate FDIC-assisted transactions (referred to as “covered loans”).  The loans acquired in the Bank of Hiawassee transaction in March 2010 are covered by two loss-share agreements between the FDIC and the Bank, which afford the Bank significant protection against future loan losses.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans and five years for losses and eight years on recoveries on nonresidential loans. At acquisition, the Bank recorded an estimated receivable from the FDIC in the amount of $36.3 million, which represented the discounted value of the FDIC’s estimated portion of the expected future loan losses.  New loans made after the acquisition date are not covered by the FDIC loss-share agreements. These covered loans totaled $118.5 million at December 31, 2011.

In April 2011 the Company acquired New Horizons Bank in an FDIC-assisted transaction.  As part of this transaction, the Company acquired $49.3 million in loans at fair value. Of the acquired loans, $47.6 million are covered by two loss-share agreements between the FDIC and the Bank.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses and qualified expenses.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans and five years for losses and eight years on recoveries on nonresidential loans. At acquisition, the Bank recorded an estimated receivable from the FDIC in the amount of $19.9 million, which represented the discounted value of the FDIC’s estimated portion of the expected future loan losses.  The remaining $1.6 million in loans acquired in the New Horizons Bank transaction were not covered by FDIC loss-share agreements.  As such, any losses incurred on these non-covered loans will be the sole responsibility of the Bank. New loans made after the acquisition date are not covered by the FDIC loss-share agreements. These covered loans totaled $41.2 million at December 31, 2011.

A portion of the fair value discount on the acquired loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans.  The remaining nonaccretable difference represents cash flows not expected to be collected.  The changes in the accretable yield and the carrying amounts of the covered loans for the twelve-month periods ended December 31, 2011 and 2010 are presented in the following table.

	2011		2010
	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount
(Dollars in thousands)

Balance at beginning of period	$1,050	$147,576	$-	$-
Changes due to acquisition	(1,813)	49,260	759	183,207
Reductions from payments and foreclosures, net	(286)	(37,977)	-	(35,922)
Accretion	829	829	291	291
Balance at end of period	$(220)	$159,688	$1,050	$147,576

Directors, executive officers, and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business.  As a matter of policy, these loans and lines of credit are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements available to the general public.  The aggregate amounts of these loans were $3.9 million and $8.0 million at December 31, 2011 and 2010, respectively.  During the year ended December 31, 2011, new loans of $143,000 were made and payments totaled $3.9 million.  During the year ended December 31, 2010, new loans of $128,000 were made and payments totaled $2.5 million.

Note 6 – Credit Quality of Loans

Loan Payment Status.  The following tables present an aging analysis of the Company’s loans by category for 1) loans not covered by FDIC loss-share agreements, 2) loans covered by FDIC loss-share agreements and 3) total loans at December 31, 2011.

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Accruing
(Dollars in thousands)

Not covered by FDIC loss-share agreements:
Real estate:
One-to-four family residential	$80	$1,634	$-	$2,407	$4,121	$112,738	$116,859	$-
Multifamily residential	-	-	-	-	-	16,759	16,759	-
Construction	-	93	-	-	93	19,509	19,602	-
Commercial land	-	-	-	2,631	2,631	25,491	28,122	-
Residential development	-	-	-	6,474	6,474	9,970	16,444	-
Other commercial real estate	81	1,873	-	4,173	6,127	219,856	225,983	-
Consumer real estate	761	388	335	2,543	4,027	99,494	103,521	338
Total real estate	922	3,988	335	18,228	23,473	503,817	527,290	338
Commercial business	7	-	-	168	175	40,986	41,161	-
Other consumer	13	3	-	80	96	5,553	5,649	-
Total	$942	$3,991	$335	$18,476	$23,744	$550,356	$574,100	$338

Covered by FDIC loss-share agreements:
Real estate:
One-to-four family residential	$1,530	$2,220	$215	$8,441	$12,406	$22,235	$34,641	$219
Multifamily residential	-	-	-	216	216	2,710	2,926	-
Construction	-	-	-	1,191	1,191	64	1,255	-
Commercial land	140	11	10	6,704	6,865	6,805	13,670	11
Residential development	-	-	-	4,578	4,578	3,517	8,095	-
Other commercial real estate	351	466	495	17,454	18,766	57,546	76,312	511
Consumer real estate	236	15	-	634	885	10,263	11,148	-
Total real estate	2,257	2,712	720	39,218	44,907	103,140	148,047	741
Commercial business	90	39	23	3,484	3,636	4,230	7,866	24
Other consumer	141	133	57	554	885	2,890	3,775	58
Total	$2,488	$2,884	$800	$43,256	$49,428	$110,260	$159,688	$823

Total at December 31, 2011:
Real estate:
One-to-four family residential	$1,610	$3,854	$215	$10,848	$16,527	$134,973	$151,500	$219
Multifamily residential	-	-	-	216	216	19,469	19,685	-
Construction	-	93	-	1,191	1,284	19,573	20,857	-
Commercial land	140	11	10	9,335	9,496	32,296	41,792	11
Residential development	-	-	-	11,052	11,052	13,487	24,539	-
Other commercial real estate	432	2,339	495	21,627	24,893	277,402	302,295	511
Consumer real estate	997	403	335	3,177	4,912	109,757	114,669	338
Total real estate	3,179	6,700	1,055	57,446	68,380	606,957	675,337	1,079
Commercial business	97	39	23	3,652	3,811	45,216	49,027	24
Other consumer	154	136	57	634	981	8,443	9,424	58
Total	$3,430	$6,875	$1,135	$61,732	$73,172	$660,616	$733,788	$1,161

The following tables present an aging analysis of the Company’s loans by category for 1) loans not covered by FDIC loss-share agreements, 2) loans covered by FDIC loss-share agreements and 3) total loans at December 31, 2010.

December 31, 2010	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(Dollars in thousands)

Not covered by FDIC loss-share agreements:
Real estate:
One-to-four family residential	$-	$1,299	$-	$1,864	$3,163	$107,901	$111,064	$-
Multifamily residential	-	-	-	-	-	19,496	19,496	-
Construction	240	391	-	14	645	9,517	10,162	-
Commercial land	1,200	1,531	-	-	2,731	57,527	60,258	-
Residential development	1,892	909	2,000	559	5,360	-	5,360	2,027
Other commercial real estate	2,089	3,079	-	9,161	14,329	218,601	232,930	-
Consumer real estate	628	419	-	2,513	3,560	105,634	109,194	-
Total real estate	6,049	7,628	2,000	14,111	29,788	518,676	548,464	2,027
Commercial business	61	-	-	287	348	34,645	34,993	-
Other consumer	15	35	-	16	66	5,411	5,477	-
Total	$6,125	$7,663	$2,000	$14,414	$30,202	$558,732	588,934	$2,027

Covered by FDIC loss-share agreements:
Real estate:
One-to-four family residential	$1,512	$461	$-	$3,468	$5,441	$27,314	$32,755	$-
Multifamily residential	-	-	-	-	-	2,993	2,993	-
Construction	-	-	-	49	49	158	207	-
Commercial land	24	525	-	6,338	6,887	19,385	26,272	-
Residential development	-	-	-	3,565	3,565	-	3,565	-
Other commercial real estate	1,213	877	472	9,471	12,033	40,084	52,117	482
Consumer real estate	51	-	37	213	301	8,526	8,827	37
Total real estate	2,800	1,863	509	23,104	28,276	98,460	126,736	519
Commercial business	175	201	17	1,051	1,444	11,616	13,060	18
Other consumer	524	204	-	861	1,589	6,191	7,780	-
Total loans covered by FDIC loss-share agreements	$3,499	$2,268	$526	$25,016	$31,309	$116,267	$147,576	$537

Total at December 31, 2010:
Real estate:
One-to-four family residential	$1,512	$1,760	$-	$5,332	$8,604	$135,215	$143,819	$-
Multifamily residential	-	-	-	-	-	22,489	22,489	-
Construction	240	391	-	63	694	9,675	10,369	-
Commercial land	1,224	2,056	-	6,338	9,618	76,912	86,530	-
Residential development	1,892	909	2,000	4,124	8,925	-	8,925	2,027
Other commercial real estate	3,302	3,956	472	18,632	26,362	258,685	285,047	482
Consumer real estate	679	419	37	2,726	3,861	114,160	118,021	37
Total real estate	8,849	9,491	2,509	37,215	58,064	617,136	675,200	2,546
Commercial business	236	201	17	1,338	1,792	46,261	48,053	18
Other consumer	539	239	-	877	1,655	11,602	13,257	-
Total loans	$9,624	$9,931	$2,526	$39,430	$61,511	$674,999	$736,510	$2,564

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

The following table details the Company’s non-covered impaired loans at December 31, 2011 and 2010:

	Recorded Investment	Unpaid Principal Balance	Principal Write-down	Net Principal Balance	Specific Allowance
(Dollars in thousands)

December 31, 2011
One-to-four family residential	$2,781	$2,739	$-	$2,739	$-
Commercial land	3,062	4,523	1,697	2,826	-
Residential development	8,428	10,173	1,911	8,262	-
Commercial real estate - office	6,322	7,573	1,268	6,305	-
Commercial real estate - residential rental	4,076	4,808	779	4,029	-
Commercial real estate - other	2,426	2,945	622	2,323	-
Consumer real estate	2,689	2,801	171	2,630	-
Commercial business	169	169	-	169	-
Other consumer	89	90	1	89	-
Total	$30,042	$35,821	$6,449	$29,372	$-

December 31, 2010
One-to-four family residential	$2,668	$2,828	$200	$2,628	$-
Construction	14	14		14	-
Commercial land	4,702	5,312	773	4,539	-
Residential development	6,792	8,556	1,389	6,751	416
Commercial real estate - office	4,836	5,356	540	4,816	-
Commercial real estate - residential rental	2,085	2,085	-	2,085	-
Commercial real estate - retail	1,863	4,009	2,186	1,823	-
Commercial real estate - other	983	1,254	298	956	-
Consumer real estate	2,544	3,001	487	2,514	-
Commercial business	-	-	-	287	-
Other consumer	-	-	-	16	-
Total	$26,487	$32,415	$5,873	$26,429	$416

Loan Classification. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debts such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk.  This analysis is performed on at least a quarterly basis.  We use the following definitions for risk ratings: Special Mention - Loans designated as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date. Substandard -  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have one or more well-defined weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Doubtful -  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.  Loans not meeting the criteria above as part of the above described process are considered to be Pass rated loans.   The Company’s portfolio of FDIC-covered loans was considered to be Pass rated loans at December 31, 2011 and December 31, 2010, as the loans were marked to fair value at acquisition and have FDIC loss-share agreements to cover at least 80% of any future losses.

As of December 31, 2011 and 2010, the risk category of loans by type is as follows:

		Criticized Loans
	Pass	Special Mention	Substandard	Doubtful	Total Outstanding
(Dollars in thousands)

December 31, 2011

Real estate:
One-to-four family residential	$149,013	$562	$1,925	$-	$151,500
Multifamily residential	19,685	-	-	-	19,685
Construction	20,857	-	-	-	20,857
Commercial land	30,202	8,600	2,990	-	41,792
Residential development	15,806	1,037	7,696	-	24,539
Other commercial real estate	269,970	19,925	12,400	-	302,295
Consumer land	17,356	458	1,560	-	19,374
Home equity lines of credit	92,752	790	1,753	-	95,295
Total real estate	615,641	31,372	28,324	-	675,337
Commercial business	48,477	254	296	-	49,027
Other consumer	9,147	170	107	-	9,424
Total loans	$673,265	$31,796	$28,727	$-	$733,788

December 31, 2010

Real estate:
One-to-four family residential	$131,072	$1,167	$1,530	$-	$133,769
Multifamily residential	23,394	273	-	-	23,667
Construction	18,488	1,933	-	-	20,421
Commercial land	46,455	5,138	7,733	75	59,401
Residential development	19,650	5,395	8,279	-	33,324
Other commercial real estate	257,769	7,882	20,949	-	286,600
Consumer land	13,153	1,327	2,815	81	17,376
Home equity lines of credit	99,883	-	708	54	100,645
Total real estate	609,864	23,115	42,014	210	675,203
Commercial business	47,423	376	254	-	48,053
Other consumer	11,200	-	2,054	-	13,254
Total loans	$668,487	$23,491	$44,322	$210	$736,510

Troubled Debt Restructurings.  The Company adopted the amendments in ASU No. 2011-02, during the current period ended September 30, 2011, and has reassessed all restructurings that occurred on or after the beginning of the current fiscal year for identification as TDRs. The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as TDRs, the Company also identified them as impaired under the new guidance in ASC 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption for the Company, the recorded investment in the receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $1.3 million (310-40-65-1(b)), and there was no allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss (310-40-65-1(b)).

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

Debt Reduction Modification – A modification in which a portion of the debt is reduced.

Transfer of Assets Modification – A modification in which a transfer of assets has occurred to partially satisfy debt, including foreclosure and repossession.

Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables present the Bank’s loans classified as TDRs by loan type at December 31, 2011 and December 31, 2010:

	Accrual Status	Non-accrual Status	Total Contracts	Total TDRs
(Dollars in thousands)

December 31, 2011:
One-to-four family residential	$12	$-	1	$12
Commercial land	195	89	2	284
Residential development	633	-	2	633
Other commercial real estate	6,955	1,159	24	8,114
Total	$7,795	$1,248	29	$9,043

December 31, 2010:
One-to-four family residential	$-	$1,084	1	$1,084
Commercial land	-	471	1	471
Other commercial real estate	1,882	2,163	13	4,045
Other consumer	17	-	1	17
Total	$1,899	$3,718	16	$5,617

The following table presents newly restructured loans that occurred during the twelve months ended December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Total Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Total Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(Dollars in thousands)

Below market interest rate:
Commercial land	1	$195	$195	-	$-	$-
Residential development	2	633	633	-	-	-
Commercial real estate	5	1,612	1,612	3	695	695
Subtotal	8	$2,440	$2,440	3	$695	$695

Extended payment terms:
Residential real estate	1	$12	$12	-	$-	$-
Commercial land	-	-	-	1	471	471
Commercial real estate	6	2,170	2,170	6	853	853
Consumer	-	-	-	1	17	17
Subtotal	7	$2,182	$2,182	8	$1,341	$1,341

Principal payment reduction:
Commercial real estate	3	$1,851	$1,341	-	$-	$-
Subtotal	3	$1,851	$1,341	-	$-	$-

Total	18	$6,473	$5,963	11	$2,036	$2,036

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

During the year ended December 31, 2011, there was one payment default on a residential TDR.  The collateral for this residential loan was acquired through foreclosure and was sold during the third quarter of 2011.  The loan had an original principal balance of $1.1 million and the resulting loss from the disposition of the collateral was approximately $335,000.  There were no payment defaults of any restructured loans during the year ended December 31, 2010.

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

Note 7 - Allowance for Loan Losses

The Company has established a systematic methodology for determining the allowance for loan losses.  This methodology is set forth in a formal policy and considers all non-covered loans in the portfolio.  Loans totaling $159.7 million that were covered under the FDIC loss-share agreements were not included in the Company’s evaluation of the adequacy of loan loss allowances since potential losses are covered up to at least 80% by the FDIC.  These covered loans were recorded at their estimated fair value at the time of the acquisition.  Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectability. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of December 31, 2011, the allowance for loan losses was $11.7 million, or 2.04% of total non-covered loans.  Management believes that this amount meets the requirement for losses on loans that management considers to be impaired, for known losses, and for losses inherent in the remaining non-covered loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

A reconciliation of the allowance for loan losses is as follows:

	2011	2010	2009
(Dollars in thousands)

Balance at beginning of year	$11,924	$9,189	$8,026
Loans charged-off:
One-to-four residential	(1,180)	(324)	(1)
Construction	(42)	(482)	(1,352)
Commercial land	(2,895)	(2,337)	(3,172)
Residential development	(2,826)	(1,041)	(967)
Other commercial real estate	(3,390)	(4,882)	(1,976)
Consumer real estate	(479)	(1,860)	(2,143)
Commercial business	(974)	(682)	(235)
Other consumer	(65)	(184)	(125)
Total loan charge-offs	(11,851)	(11,792)	(9,971)
Recoveries on loans previously charged-off:
One-to-four residential	17	4	-
Construction	250	48	-
Commercial land	66	-	135
Residential development	85	-	-
Other commercial real estate	259	364	2
Consumer real estate	93	30	-
Commercial business	171	4	10
Other consumer	14	27	7
Total loan recoveries	955	477	154
Provision for loan losses	10,685	14,050	10,980
Balance at end of year	$11,713	$11,924	$9,189

The following tables present a disaggregated analysis of the activity in the allowance for loan losses and loan balances for non-covered loans for the twelve months ended December 31, 2011 and 2010.

	One-to-four family residential	Multifamily residential	Construction	Commercial land	Residential development	Other commercial real estate	Consumer real estate	Commercial business	Other consumer	Total
(Dollars in thousands)

December 31, 2011
Allowance for loan losses:
Balance - January 1, 2011	$500	$200	$1,000	$2,163	$2,000	$1,561	$1,500	$2,500	$500	$11,924
Loan charge-offs	(1,180)	-	(42)	(2,895)	(2,826)	(3,390)	(479)	(974)	(65)	(11,851)
Loan recoveries	17	-	250	66	85	259	93	171	14	955
Provision for loan losses	1,163	(50)	(408)	3,000	2,740	3,400	486	303	51	10,685
Balance - Decmber 31, 2011	$500	$150	$800	$2,334	$1,999	$1,830	$1,600	$2,000	$500	$11,713

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	$500	$150	$800	$2,334	$1,999	$1,830	$1,600	$2,000	$500	$11,713

Loans:
Loans individually evaluated for impairment	$1,526	$-	$-	$2,388	$4,014	$10,431	$439	$1	$34	$18,833
Loans collectively evaluated for impairment	116,859	16,759	19,602	26,632	12,256	218,180	103,486	41,161	5,649	560,584
Total non-covered loans	$118,385	$16,759	$19,602	$29,020	$16,270	$228,611	$103,925	$41,162	$5,683	$579,417

	One-to-four family residential	Multifamily residential	Construction	Commercial land	Residential development	Other commercial real estate	Consumer real estate	Commercial business	Other consumer	Total
(Dollars in thousands)

December 31, 2010
Allowance for loan losses:
Balance - January 1, 2010	$250	$200	$1,775	$1,000	$1,000	$1,964	$1,500	$1,000	$500	$9,189
Loan charge-offs	(324)	-	(482)	(2,337)	(1,041)	(4,882)	(1,860)	(682)	(184)	(11,792)
Loan recoveries	4	-	48	-	-	364	30	4	27	477
Provision for loan losses	570	-	(341)	3,500	2,041	4,115	1,830	2,178	157	14,050
Balance - December 31, 2010	$500	$200	$1,000	$2,163	$2,000	$1,561	$1,500	$2,500	$500	$11,924

Loans individually evaluated for impairment	$-	$-	$-	$-	$416	$-	$-	$-	$-	$416
Loans collectively evaluated for impairment	$500	$200	$1,000	$2,163	$2,000	$1,561	$1,500	$2,500	$500	$11,924

Loans:
Loans individually evaluated for impairment	$764	$-	$-	$2,630	$6,192	$6,123	$205	$-	$-	$15,914
Loans collectively evaluated for impairment	100,250	20,674	20,214	35,173	18,894	228,358	108,989	34,993	5,475	573,020
Total non-covered loans	$101,014	$20,674	$20,214	$37,803	$25,086	$234,481	$109,194	$34,993	$5,475	$588,934

Note 8 – FDIC Loss Share Receivable

The following table provides changes in the loss share receivable from the FDIC for the twelve months ended December 31, 2011 and 2010.

	2011	2010
(Dollars in thousands)

Balance at beginning of period	$24,848	$-
Additional FDIC loss share receivable from acquisitions	19,922	36,301
Increase in expected losses on indemnified assets	2,295	2,184
Claimable (gains) losses on OREO covered under loss share agreements	2,285	(14)
Reimbursable expenses claimed	810	318
Accretion of discounts and premiums, net	(2,946)	(2,597)
Receipt of payments from FDIC	(8,593)	(12,035)
Other	310	691
Balance at end of period	$38,931	$24,848

Note 9 – Other Real Estate Owned

The following table details the other real estate owned (“OREO”) by property type at December 31 for the past two years.

	2011	2010
(Dollars in thousands)

Non-covered OREO:
Residential properties	$1,737	$1,389
Undeveloped land and residential lots	6,577	5,367
Other commercial real estate	622	894
OREO covered by FDIC loss share agreements	8,635	7,002
Other real estate owned	$17,571	$14,652

A reconciliation of OREO for the past two years is as follows:

	2011	2010
(Dollars in thousands)

Balance at beginning of year	$14,652	$5,067
Additions to other real estate owned:
Acquisition of other real estate owned	6,374	1,076
New foreclosed properties	16,486	16,293
Reductions of other real estate owned:
Sales proceeds	(15,328)	(5,955)
Loss on sale of other real estate owned	(294)	(447)
Writedowns	(4,319)	(1,382)
Balance at end of year	$17,571	$14,652

Note 10 – Premises and Equipment

Premises and equipment at December 31 are summarized below.

	2011	2010
(Dollars in thousands)

Land	$7,676	$6,023
Buildings	21,283	20,103
Leasehold improvements	342	344
Land improvements	463	387
Furniture and equipment	6,661	6,274
Premises and equipment, gross	36,425	33,131
Less: Accumulated depreciation	(10,537)	(9,346)
Premises and equipment, net	$25,888	$23,785

Note 11 – Intangible Assets

The following is a summary of intangible assets at December 31, 2011 and 2010.

	2011	2010
(Dollars in thousands)

Core deposit intangible	$6,628	$6,404
Less: Accumulated amortization	(5,255)	(4,714)
Intangible assets, net	$1,373	$1,690

Amortization expense for intangible assets subject to amortization was $538,000, $517,000, and $314,000 for the twelve months ended December 31, 2011, 2010 and 2009, respectively.  Estimated amortization expense for the next five succeeding years is as follows:

2012	$440,000
2013	318,000
2014	226,000
2015	175,000
2016	122,000

Note 12 – Deposits

The Company’s deposit balances and weighted average interest rates at December 31 are detailed by category as follows for the past two years:

	2011		2010
	Amount	Average Rate	Amount	Average Rate
(Dollars in thousands)

Noninterest-bearing demand	$88,077	-	$70,389	-
Interest-bearing demand	199,390	0.41%	172,414	0.81%
Money market deposit	155,228	0.52%	142,538	1.00%
Savings	20,542	0.17%	17,004	0.24%
Time deposits	412,819	1.26%	448,444	1.78%
Total deposits	$876,056	0.81%	$850,789	1.28%

Contractual maturities of time deposits at December 31 for the past two years are as follows:

	2011	2010
(Dollars in thousands)

Under 1 year	$317,451	$326,087
Over 1 year to 2 years	69,283	113,103
Over 2 years to 3 years	13,524	3,279
Over 3 years to 4 years	4,900	3,079
Over 4 years	7,661	2,896
Total time deposits	$412,819	$448,444

Time deposits in excess of $100,000 totaled $173.4 million and $194.7 million at December 31, 2011 and 2010, respectively.  Interest paid on deposits and other borrowings was $10.9 million, $14.9 million, and $17.6 million for the years ending December 31, 2011, 2010 and 2009, respectively.

Directors, executive officers, and associates of such persons are customers of and have had transactions with the Bank in the ordinary course of business.  Included in such transactions are deposit accounts, all of which were made under normal terms.  The aggregate amount of these deposit accounts was $6.3 million and $7.5 million at December 31, 2011 and 2010, respectively.

Note 13 – Borrowed Money

As of December 31, 2011, the Company had $60.7 million in advances from the FHLB of Atlanta that were obtained pursuant to a line of credit.  These advances are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest.  The total amount available on the line of credit is approximately $163 million.  The unused portion of the line of credit available to the Company at December 31, 2011, was approximately $103 million.  These advances had interest rates ranging from 1.15% to 4.77% during 2011 and 2010.  Interest rates on certain FHLB convertible advances may be reset on certain dates at the option of the FHLB in accordance with the terms of the note.  The Bank has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating rate at the time the advance is called by the FHLB.  These convertible advances totaled $15.0 million at December 31, 2011, and $20.0 million at December 31, 2010.

The Company also had $18.0 million in repurchase agreements (“repos”) from JP Morgan Chase Bank, NA (“JP Morgan”) and Citigroup Global Markets, Inc. (“Citigroup”) at December 31, 2011.  These borrowings are collateralized by various U.S. Government agency investment securities in an amount equal to at least 105% of the outstanding amount of the repurchase agreement.   The Company had $3.0 million in repos from JP Morgan and $15.0 million from Citigroup.  The interest rates on these repos range from 2.99% to 3.66%.  Three repos totaling $13.0 million have fixed rates and fixed maturities.  The remaining repo, which totaled $5.0 million, may be called at the option of the issuer in accordance of the terms of the agreement.

A summary of the Company’s borrowed money balances and average interest rates for the periods ended December 31, 2011 and 2010 is as follows:

	2011		2010
	Balance	Average Rate	Balance	Average Rate
(Dollars in thousands)

FHLB Advances	$60,688	3.78%	$67,782	3.64%
Repurchase Agreements	18,000	3.28%	18,000	3.28%
Total Borrowed Money	$78,688	3.66%	$85,782	3.56%

Maturities of borrowed money at December 31 are as follows:

	2011	2010
(Dollars in thousands)

Borrowed money due:

Less than one year	$17,907	$1,972
1 to 2 years	12,781	17,814
2 to 3 years	3,000	12,996
3 to 4 years	3,000	3,000
4 to 5 years	-	3,000
5 to 10 years	42,000	47,000
Total borrowed money	$78,688	$85,782

Note 14 – Subordinated Debt

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

The Debentures may be redeemed at par at the option of the Company beginning on December 15, 2010. The Trust will be required to redeem a like amount of Preferred Securities if the Company exercises its right to redeem all or a portion of the Debentures.

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

Note 15 – Preferred Stock

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

Note 16 – Income Taxes

	2011	2010	2009
(Dollars in thousands)

Currently payable:
Federal	$1,151	$226	$(189)
State	379	65	(37)
Total current	1,530	291	(226)

Deferred:
Federal	(1,785)	3,308	(1,080)
State	(447)	750	(193)
Total deferred	(2,232)	4,058	(1,273)

Total income taxes	$(702)	$4,349	$(1,499)

	2011	2010	2009
(Dollars in thousands)

Federal income taxes at statutory rate	$(676)	$4,067	$(11,063)

Effect of federal tax exempt interest	(223)	(326)	(475)
State income taxes, net of federal benefit	(45)	538	(152)
Non deductible preferred dividends	320	349	351
Goodwill impairment	-	-	10,078
Non deductible merger expenses	95	-	-
Increase in cash value of life insurance	(228)	(259)	(238)
Other	55	(20)	-
	$(702)	$4,349	$(1,499)

Effective tax rate	35.3%	36.3%	4.6%

	2011	2010
(Dollars in thousands)

Deferred tax assets:
Deferred compensation	$1,316	$1,179
Unrealized (gain) loss on securities available for sale	(169)	12
Allowance for loan losses	4,116	4,334
Alternative minimum tax credits	306	272
Capital loss carryforward	47	27
Other	5,423	2,984
Gross deferred tax assets	11,039	8,808

Deferred tax liabilities:
Excess carrying value of assets acquired over tax basis	742	526
FDIC assisted book gain	7,106	7,065
Deferred loan fees	(60)	33
Other	4	2
Gross deferred tax liabilities	7,792	7,626

Net deferred tax asset	$3,247	$1,182

Note 17 – Commitments

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

Commitments to extend credit at December 31, 2011 and 2010 are detailed below:

	2011	2010
(Dollars in thousands)

Loan commitments
Residential mortgage loans	$24,704	$14,530
Total loan commitments	$24,704	$14,530

Unused lines of credit
Residential construction	$7,390	$5,868
Commercial real estate	18,593	6,505
Commercial business	9,558	8,775
Consumer	74,930	76,015
Total unused lines of credit	$110,471	$97,163

Undisbursed Construction Loan Proceeds	$1,200	$524

Note 18 – Regulatory Capital Requirements

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

The Bank is required to maintain: tangible capital of at least 1.5% of adjusted total assets; core capital of at least 4.0% of adjusted total assets; and total capital of at least 8.0% of risk weighted assets.  The Bank’s primary regulator confirmed that the Bank was in the “well-capitalized” category as of the most recent regulatory examination, and management is not aware of any events that have occurred since that would have changed its classification.  The Bank’s regulatory capital ratios and regulatory requirements are presented in the following table.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

As of December 31, 2011:
Total risk-based capital (to risk-weighted assets)	$111,508	15.60%	$57,184	8.00%	$71,481	10.00%
Tier 1 capital (to risk-weighted assets)	102,539	14.35%	28,592	4.00%	42,888	6.00%
Tier 1 capital (to adjusted total assets)	102,539	9.44%	43,433	4.00%	54,292	5.00%
Tangible capital (to adjusted total assets)	102,539	9.44%	16,287	1.50%	32,575	3.00%

As of December 31, 2010:
Total risk-based capital (to risk-weighted assets)	$111,623	16.80%	$53,139	8.00%	$66,424	10.00%
Tier 1 capital (to risk-weighted assets)	103,233	15.54%	26,570	4.00%	39,855	6.00%
Tier 1 capital (to adjusted total assets)	103,233	9.74%	42,383	4.00%	52,979	5.00%
Tangible capital (to adjusted total assets)	103,233	9.74%	15,894	1.50%	31,787	3.00%

On May 23, 2002, Citizens South Holdings, MHC approved a Plan of Conversion and Reorganization.  As a result of the conversion, the Bank established a memo liquidation account in an amount equal to its equity at the time of the Conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion.  In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.  As a result, retained earnings are substantially restricted at December 31, 2011 and 2010.

Note 19 – Employee Benefits

Employee 401(k) Savings Plan – The Bank provides supplemental benefits to substantially all employees through a 401(k) savings plan. Eligible participants may contribute up to 75% of eligible compensation.  Prior to 2009 the Bank provided matching contributions of 50% of employee contributions up to 6% of eligible compensation.  Total expense relating to the employer match on the 401(k) savings plan was $76,000, $0, and $44,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The reason for the decrease in 2010 was that the Board of Directors suspended the employer match for the 401(k) savings plan effective March 1, 2009.  In 2011, the Board of Directors partially reinstated the employer match to provide for matching contributions of 25% of employee contributions up to 6% of eligible compensation beginning April 1, 2011.  Participants will vest in the employer matching contributions allocated to their respective accounts over a period not to exceed three years. The amount of the employer match to the 401(k) savings plan will be evaluated by the Compensation Committee and the Board of Directors on an on-going basis.

Employee Stock Ownership Plan - The Bank established an Employee Stock Ownership Plan (“ESOP”) in 1998.  The ESOP is a tax-qualified retirement plan designed to invest primarily in the Company’s common stock.  All full-time employees of the Bank who have completed one year of service with the Bank are eligible to participate in the ESOP.  The ESOP utilized funds borrowed from the Company totaling $1.7 million, to purchase approximately 8%, or 380,038 shares of the Company’s common stock (adjusted for stock splits and stock dividends) issued in the 1998 Conversion.  The ESOP utilized funds borrowed from the Company totaling $1.1 million to purchase 110,457 additional shares of the Company’s common stock issued in the 2002 Conversion.  The loans to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 15 years for each loan.  Under the terms of the ESOP, the Bank makes contributions to the ESOP sufficient to cover all payments of principal and interest as they become due.  The interest rate on each of the loans is based on the Bank’s prime rate at the end of each calendar year. The 1998 loan had an outstanding balance of $113,000 with an interest rate of 3.25% at December 31, 2011 and a balance of $225,000 with an interest rate of 3.25% at December 31, 2010, respectively.  The 2002 loan had an outstanding balance of $351,000 with an interest rate of 3.25% at December 31, 2011 and a balance of $421,000 with an interest rate of 3.25% at December 31, 2010.  Unallocated shares, totaling 49,572 shares at December 31, 2011, are excluded for the calculation of earnings per share.

Shares purchased with the loan proceeds are held in a suspense account by the third-party trustee of the plan for future allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation as described in the plan.  The number of shares released to participants will be determined based upon the percentage of principal and interest payments made during the year divided by the total remaining principal and interest payments including the current year’s payment.  Participants will vest in the shares allocated to their respective accounts over a period not to exceed three years.  Any forfeited shares are allocated to the then-remaining participants in the same proportion as contributions.  As of December 31, 2011, 441,000 shares have been allocated to participants and 49,572 shares remain unallocated.  The fair value of the 49,572 unallocated shares was $173,502 based on the closing price of $3.50 at December 31, 2011.  The Company recognizes compensation expense attributable to the ESOP ratably over the fiscal year based upon the estimated number of ESOP shares to be allocated each December 31st.  The Company recognized $41,000, $48,000, and $51,000 as compensation expense in the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

The trustee for the ESOP must vote all allocated shares held in the ESOP trust in accordance with the instructions of the participants.  Unallocated shares held by the ESOP trust are voted by the trustee in a manner calculated to most accurately reflect the results of the allocated ESOP shares voted, subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended.

Nonqualified Deferred Compensation – The Bank maintains nonqualified deferred compensation and supplemental retirement plans for certain of the Company’s directors and executive officers of the Bank. Total expense for all of these plans was $615,000 for the year ended December 31, 2011, $426,000 for the year ended December 31, 2010, and $513,000 for the year ended December 31, 2009.

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

2003 Recognition and Retention Plan (“2003 RRP”) – On October 23, 2003 the Company’s stockholders approved the Citizens South Banking Corporation 2003 Recognition and Retention Plan that provided for the issuance of a total of 220,917 shares (adjusted for stock dividends) to be granted to certain directors and officers.  On November 3, 2003, grants of 206,388 shares of restricted stock were made under the 2003 RRP.  All of these shares vested over a seven-year period commencing on the date of the award, at the rate of 30% on November 3, 2003, 10% on January 2, 2004, 10% on November 3, 2005, and 10% per year on November 3 of each year thereafter.  Adjusted for stock dividends, the fair market value of the restricted stock at the time of the grant was $14.32 per share.  During 2011, 4,765 restricted shares vested, 525 shares were forfeited and 525 shares were granted from the 2003 RRP.  No shares remained unissued and available for grants under the 2003 RRP.  Total expense for the 2003 RRP amounted to $163,000 in 2011, $342,000 in 2010, and $331,000 in 2009.

1999 Stock Option Plan - On April 12, 1999, the Company’s stockholders approved the Citizens South Bank 1999 Stock Option Plan that provided the issuance of 475,047 options (adjusted for stock splits and stock dividends) for directors and officers to purchase the Company’s common stock, of which 1,481 option shares remain outstanding, of which 590 are vested and 891 are not vested.  During 2011, there were no incentive options granted, no reload options issued, no options exercised, 295 shares vested, and 211 shares were forfeited but are expired.  No incentive option grants have been made under the 1999 Stock Option Plan since March 16, 2009, and no options remain unissued and available for grants under the 1999 Stock Option Plan because the Plan expired on April 12, 2009.

2003 Stock Option Plan – On October 23, 2003, the Company’s stockholders approved the Citizens South Banking Corporation 2003 Stock Option Plan that provided for the issuance of 552,294 options (adjusted for stock dividends) for directors and officers to purchase the Company’s common stock.  During 2011, there were no incentive options granted, no reload options issued, no options exercised, and 27,300 options were forfeited. At December 31, 2011, 33,698 options remained unissued and available for grants under the 2003 Stock Option Plan.

2008 Equity Incentive Plan – On May 12, 2008, the Company’s stockholders approved the Citizens South Banking Corporation 2008 Equity Incentive Plan that provided for a total of 315,000 shares (adjusted for stock dividends) of common stock available for award pursuant to grants of incentive stock options, non-statutory stock options, and restricted stock awards.  Under the plan, no more than 105,000 shares may be issued as restricted stock awards and all shares may be issued as incentive stock options.  During 2011, there were 6,300 restricted shares forfeited, 19,075 restricted shares vested, and 6,300 restricted shares granted with cliff vesting on February 19, 2013.  During 2011, there were also 10,000 incentive stock options granted which vest in five equal annual installments, 10,500 stock options were forfeited, and no options were exercised.  At December 31, 2011, 18,875 incentive option shares remained unissued and available for grants under the 2008 Equity Incentive Plan, of which no shares may be issued as restricted stock awards and 18,875 shares may be issued as incentive stock options.

The following is a summary of stock option activity and related information for the years ended December 31, 2011, 2010 and 2009.  All balances have been adjusted for a 5% stock dividend paid on November 15, 2010.

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	769,938	$11.97	738,038	$12.25	922,024	$11.51
Granted	10,000	4.80	36,625	4.92	2,217	4.75
Exercised	-	-	-	-	(24,702)	5.33
Forfeited	(40,636)	12.16	(4,725)	7.62	(12,600)	12.92
Expired	-	-	-	-	(148,901)	8.68
Outstanding at December 31	739,302	11.85	769,938	11.97	738,038	12.25
Exercisable at December 31	638,802	12.76	623,021	13.17	584,722	13.47
Weighted average fair value of options granted during the year		$2.19		$1.83		$1.65

Exercise prices for options outstanding ranged from $4.50 to $14.32 at December 31, 2011 and December 31, 2010, adjusted for stock dividends.  The weighted average remaining contractual life of those options was approximately two years at December 31, 2011, and three years at December 31, 2010.

Note 20 – Fair Value Measurements

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

Investment Securities – Investment securities available for sale are recorded at fair value on at least a monthly basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 fair value is used for those securities traded on an active exchange, U.S. Treasury securities that are traded by brokers or dealers in an active over-the-counter market, and money market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds, and corporate debt securities.  These Level 2 securities are valued using an independent third party.  This independent third party uses multiple pricing vendors and matrix pricing methods developed in accordance with the Securities Industry and Financial Markets Association’s industry-standard methods.  Level 3 investment securities include equity securities that are not traded on an active exchange, investments in closely held subsidiaries, and asset-backed securities traded in less liquid markets. The $258,000 of transfers into Level 3 investment securities during 2011 include equity securities that were pledged as collateral on a loan that defaulted.  A reconciliation of the Company’s Level 3 securities for the twelve months ended December 31, 2011 and 2010 is shown in the following table:

	2011	2010
(Dollars in thousands)

Beginning balance, January 1	$3,023	$2,941
Total net gains (losses) for the year included in:
Net income	-	35
Other comprehensive income	(163)	399
Purchases, sales, issuances and settlements, net	(1,551)	83
Impairments	-	(435)
Transfers in and/or out of Level 3	258	-
Ending balance, December 31	$1,567	$3,023

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as being impaired, management measures the impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 825-10, impaired loans where an allowance was established based on the fair value of collateral required classification in the fair value hierarchy. When the fair value of the collateral was based on an observable market price, the Company recorded the impaired loan as nonrecurring Level 2. When an observable market price was not available or when management made assumptions that impact the fair value of the collateral, such as estimated disposition or holding costs, the Company recorded the impaired loan as nonrecurring Level 3.

Other Real Estate Owned – Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the OREO as nonrecurring Level 2. When an observable market price is not available, or when management makes assumptions that impact the fair value of the collateral, such as estimated disposition or holding costs, the Company records the OREO as nonrecurring Level 3.

Assets Recorded at Fair Value on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2011
Investment securities, available for sale	$-	$94,196	$1,567	$95,763
Investment securities, rabbi trusts	-	213	-	213

December 31, 2010
Investment securities, available for sale	$-	$71,285	$3,023	$74,308
Investment securities, rabbi trusts	-	731	-	731

Assets Recorded at Fair Value on a Nonrecurring Basis:

December 31, 2011
Presold loans in process of settlement	$-	$2,146	$-	$2,146
Impaired loans	-	-	29,654	29,654
Other real estate owned	-	-	17,571	17,571

December 31, 2010
Presold loans in process of settlement	$-	$4,034	$-	$4,034
Impaired loans	-	-	26,429	26,429
Other real estate owned	-	-	14,652	14,652

Note 21 - Fair Value of Financial Instruments

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

At December 31, 2011 and December 31, 2010, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business.  Fair values of these commitments are based on fees currently charged for similar instruments.  At December 31, 2011 and December 31, 2010, the carrying amounts and fair values of these off-balance sheet financial instruments were considered immaterial.

The carrying amounts and estimated fair values of financial instruments at the respective dates were as follows:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and non-interest bearing deposits	$13,296	$13,296	$15,110	$15,110
Interest-earning bank balances	75,048	75,048	105,789	105,789
Investment securities	147,899	150,251	111,586	111,946
Federal Home Loan Bank stock	5,067	5,067	5,715	5,715
Presold loans in process of settlement	2,146	2,146	4,034	4,034
Loans receivable, net	722,075	735,685	724,586	739,295
FDIC loss share receivable	38,931	38,931	24,848	24,848
Accrued interest receivable	2,773	2,773	3,001	3,001
Bank-owned life insurance	18,978	18,978	18,230	18,230

Financial Liabiliities:
Demand deposits	$287,466	$287,466	$242,470	$242,470
Money market accounts	155,229	155,229	142,538	142,538
Savings accounts	20,542	20,542	17,004	17,004
Time deposits	412,819	415,145	448,444	451,853
Securities sold under repurchase agreements	9,787	9,787	9,432	9,432
Borrowed money	78,688	87,697	85,782	109,092
Subordinated debt	15,464	7,732	15,464	6,959
Accrued interest payable	981	981	1,263	1,263

Note 22 – Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Dividend Declaration.  On January 23, 2012, the Board of Directors of the Company approved and declared a regular cash dividend of one cent ($0.01) per share of common stock to shareholders of record as of February 3, 2012, payable on February 17, 2012. The Company has paid cash dividends in each of the 55 quarters since the Company’s conversion to public ownership.

Note 23 – Parent Only Financial Information

Condensed Statements of Financial Condition

	2011	2010
(Dollars in thousands)

Assets

Cash and cash equivalents	$2,131	$1,901
Investment securities, available for sale	263	1,369
Investment in subsidiary	104,771	104,759
Other assets	1,423	1,689
Total assets	$108,588	$109,718

Liabilities and Shareholders' Equity

Liabilities	$15,929	$16,275
Shareholders' equity	92,659	93,443
Total liabilities and shareholders' equity	$108,588	$109,718

Condensed Statements of Operations

	2011	2010	2009
(Dollars in thousands)

Interest income	$28	$148	$233
Interest expense	(328)	(914)	(952)
Other noninterest income	-	35	54
Other noninterest expense	(959)	(1,625)	(1,366)
Loss before income taxes and earnings from subsidiaries	(1,259)	(2,356)	(2,031)
Income tax benefit	488	926	794
Loss before earnings from subsidiaries	(771)	(1,430)	(1,237)
Equity in undistributed earnings (loss) of subsidiaries	1,012	10,069	(28,770)
Net income (loss)	241	8,639	(30,007)
Dividends and accretion of discount on preferred stock	(1,526)	(1,025)	(1,034)
Net income (loss) available to common shareholders	$(1,285)	$7,614	$(31,041)

Condensed Statements of Cash Flows

	2011	2010	2009
(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$241	$8,639	$(30,007)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments	-	(35)	(54)
Impairment of investment securities	-	435	52
Equity in undistributed earnings (losses) of subsidiaries	(1,012)	(10,069)	28,770
Allocation of shares to ESOP	35	50	63
Stock option expense	101	99	106
Vesting of shares issued for the RRP	153	316	331
Increase (decrease) in other operating liabilities	(69)	(1,154)	129
Net cash used in operating activities	(551)	(1,719)	(610)

Cash flows from investing activities:
Proceeds from the sale of investments	1,101	517	983
Maturities and prepayments of investments	-	-	111
Purchase of investment securities	-	-	(1,500)
Net cash provided by investing activities	1,101	517	(406)

Cash flows from financing activities:
Issuance of common stock	-	14,040	-
Contributed capital to bank subsidiary	-	(11,088)	-
Dividends received from bank subsidiary	1,304	-	-
Repurchase of warrants on preferred stock	359	-	-
Dividends and accretion of discount on preferred stock	(1,526)	(1,025)	(1,034)
Dividends to common stockholders	(457)	(1,279)	(1,535)
Net cash provided by (used in) financing activities	(320)	648	(2,569)

Net increase (decrease) in cash and cash equivalents	230	(554)	(3,585)
Cash and cash equivalents, beginning of year	1,901	2,455	6,040
Cash and cash equivalents, end of year	$2,131	$1,901	$2,455

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, and for the reasons discussed below under Item (b), “Management’s Annual Report on Internal Control over Financial Reporting,” the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

(b)           Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  As a result of this assessment, a deficiency that existed in our internal control over financial reporting that we considered to represent a “material weakness” was identified.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness in our internal control over financial reporting related to a lack of controls to ensure that all impaired loans were properly identified as such and individually evaluated for impairment as part of management’s estimate of the allowance for loan losses.

Based upon management’s assessment, with input from our independent registered public accounting firm, and as a result of the material weakness discussed above, management concluded that the Company’s internal control over financial reporting as of December 31, 2011 was not effective using these criteria.

The Company has taken numerous steps subsequent to December 31, 2011, to address the material weakness described above, including, but not limited to, the following:

•	The Company has appointed a new Chief Risk Officer.
•	All charge-offs or write downs in excess of $5,000 must now be approved by the Principal Executive Officer.
•	Loan reviews have been completed on all loan relationships of $750,000 or greater, as compared to the prior loan review exposure level of $1,500,000 or greater.
•	We are completing a quarterly Classified Loan Asset Report on all troubled relationships of $250,000 or greater, as compared to the prior level of $500,000 or greater.
•	Various additional reports are being prepared and reviewed by the Chief Financial Officer and the Chief Risk Officer to ensure the proper classification of loans as “impaired.”
•	The Bank’s Troubled Asset Officers are managing a larger amount of loans, which, in the past, were handled by lower-level Bank officers.
•
Additional Bank employees will be involved in periodic discussions regarding past-due loans and additional discussions are being held relating to various items, including the risk grading,  classification and impairment of loans.

•	One employee has been appointed Real Estate Appraisal Assistant to better organize the appraisal process to ensure timely ordering, receipt and review of appraisals.
•	Additional internal system reminders and reviews have been established with respect to the monitoring of certain servicing issues.

(c)           Changes in Internal Control over Financial Reporting

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

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPNDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements The following documents are filed as Item 8. of this Annual Report on Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Statements of Financial Condition - at December 31, 2011 and 2010
(C)	Consolidated Statements of Income - Years Ended December 31, 2011, 2010 and 2009
(D)	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2011, 2010 and 2009
(E)	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2011, 2010 and 2009

(F)	Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010 and 2009
(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules None.

(a)(3)	None.

(b)	Exhibits – set forth below.

(c)	Not applicable.

Exhibits

3.1
Certificate of Incorporation of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

3.2	Amended Bylaws of Citizens South Banking Corporation (incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on October 20, 2008)

4.1
Form of Common Stock Certificate of Citizens South Banking Corporation (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

4.2
Indenture between Citizens South Banking Corporation and Wilmington Trust Company, as trustee, dated October 28, 2005. (Incorporated by reference to the Current Report on Form 8-K (File No. 0-23971), filed with the Commission on November 3, 2005)

4.3
Certificate of Designations of Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on December 16, 2011)

10.1
Amended and Restated Employment Agreement with Kim S. Price dated November 17, 2008 (incorporated herein by reference to the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.2
Deferred Compensation and Income Continuation Agreement (incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-42951), originally filed with the Commission on December 22, 1997)

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

10.12	Endorsement Split Dollar Agreement with Kim S. Price dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.13
Endorsement Split Dollar Agreement with Gary F. Hoskins dated January 1, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005)

10.14
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

10.17
Amended Deferred Compensation and Income Continuation Agreement with Ben R. Rudisill, II dated March 15, 2005 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.18
Amended Deferred Compensation and Income Continuation Agreement with James J. Fuller dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.19
Amended Deferred Compensation and Income Continuation Agreement with Charles D. Massey dated March 15, 2004 (incorporated by reference to the Annual Report on Form 10-K (File No. 0-23971) filed with the Commission on March 16, 2005 and the Current Report on Form 8-K (File No. 0-23971) filed with the Commission on November 20, 2008)

10.20
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

14	Code of Ethics Policy (incorporated herein by reference to the policy maintained on Company’s website which is located at www.citizenssouth.com)

21	Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-91498), originally filed with the Commission on June 28, 2002)

23	Consent of Cherry, Bekaert & Holland, L.L.P.

24	Power of Attorney (set forth on signature page)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Principal Executive Officer Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008.

99.2	Certification of Principal Financial Officer Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008.

101	Financial statements and related notes formatted in XBRL.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens South Banking Corporation

Date:	March 30, 2012	By:	/s/ Kim S. Price
Kim S. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Kim S. Price	By:	/s/ Gary F. Hoskins
	Kim S. Price		Gary F. Hoskins
	President, Chief Executive Officer and		Executive Vice President, Treasurer and
	Director (Principal Executive Officer)		Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 30, 2012	Date:	March 30, 2012

By:	/s/ David W. Hoyle	By:	/s/ Ben R. Rudisill, II
	David W. Hoyle		Ben R. Rudisill, II
	Chairman		Vice Chairman

Date:	March 30, 2012	Date:	March 30, 2012

By:	/s/ Eugene R. Matthews, II	By:	/s/ Richard K. Craig
	Eugene R. Matthews, II		Richard K. Craig
	Director		Director

Date:	March 30, 2012	Date:	March 30, 2012

By:	/s/ James J. Fuller
James J. Fuller
Director

Date:	March 30, 2012