Form 10-Q
period 2012-03-31
CITIZENS SOUTH BANKING CORP
filed 2012-05-15
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_____________

FORM 10-Q
_____________

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _____

Commission File Number 0-23971
________________________________

Citizens South Banking Corporation
(Exact name of registrant as specified in its charter)
________________________________
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

As of May 15, 2012, there were 11,506,324 shares outstanding of the Registrant’s common stock, $0.01 par value.

Citizens South Banking Corporation

Part I. Financial Information
Item 1.  Financial Statements

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012	December 31, 2011 *
(Dollars in thousands, except share and per share data)	(unaudited)

ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,724	$13,296
Interest bearing deposits	102,698	75,048
Cash and cash equivalents	115,422	88,344
Investment securities available for sale, at fair value (amortized cost of $20,999 and $51,659 at March 31, 2012 and December 31, 2011, respectively)	20,947	52,136
Investment securities held to maturity, at amortized cost (fair value of $102,226 and $98,115 at March 31, 2012, and December 31, 2011, respectively)	100,464	95,763
Federal Home Loan Bank stock, at cost	5,067	5,067
Presold loans in process of settlement	4,666	2,146
Loans:
Covered by FDIC loss-share agreements	148,833	159,688
Not covered by FDIC loss-share agreements	579,692	574,100
Loans, net of deferred fees and costs	728,525	733,788
Allowance for loan losses	(11,583)	(11,713)
Loans, net	716,942	722,075
Other real estate owned	21,352	17,571
Premises and equipment, net	25,671	25,888
FDIC loss share receivable	30,448	38,931
Accrued interest receivable	2,577	2,773
Bank-owned life insurance	18,554	18,978
Intangible assets	1,251	1,373
Other assets	10,454	9,415
Total assets	$1,073,815	$1,080,460

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$872,646	$876,056
Securities sold under repurchase agreements	9,919	9,787
Borrowed money	78,697	78,688
Subordinated debt	15,464	15,464
Other liabilities	7,079	7,806
Total liabilities	983,805	987,801

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 1,000,000 shares; Issued and outstanding: 20,500 shares	20,500	20,500
Common stock, $0.01 par value, Authorized: 20,000,000 shares; Issued: 11,561,464 shares; Outstanding: 11,506,324 shares at March 31, 2012 and December 31, 2011	124	124
Additional paid-in-capital	63,941	63,888
Retained earnings, substantially restricted	5,477	7,854
Accumulated other comprehensive income (loss)	(32)	293
Total shareholders' equity	90,010	92,659
Total liabilities and shareholders' equity	$1,073,815	$1,080,460

* Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2012	2011
(Dollars in thousands, except per share data)

Interest Income:
Interest and fees on loans	$9,646	$9,461
Investment securities:
Taxable interest income	736	790
Tax-exempt interest income	38	69
Other interest income	49	67
Total interest income	10,469	10,387
Interest Expense:
Deposits	1,236	2,002
Repurchase agreements	8	18
Borrowed money	669	763
Subordinated debt	103	72
Total interest expense	2,016	2,855

Net interest income	8,453	7,532
Provision for loan losses	6,300	3,000
Net interest income after provision for loan losses	2,153	4,532
Noninterest Income:
Service charges on deposit accounts	1,055	957
Mortgage banking income	317	237
Commissions on sales of financial products	86	67
Income from bank-owned life insurance	184	182
Loss from acquisition	-	(255)
Gain on sale of investments, available for sale	664	-
Gain (loss) on sale of other assets	(138)	12
Other	551	278
Total noninterest income	2,719	1,478
Noninterest Expense:
Compensation and benefits	3,846	3,648
Occupancy and equipment	908	828
Data processing and other technology	255	183
Professional services	275	253
Advertising and business development	68	54
Loan collection and other expenses	251	290
Deposit insurance	418	334
Amortization of intangible assets	122	139
Office supplies	60	70
Telephone and communications	106	97
Other real estate owned valuation adjustments	1,000	509
Other real estate owned expenses	469	364
Acquisition and integration expenses	-	45
Other	906	858
Total noninterest expense	8,684	7,672

Loss before income tax benefit	(3,812)	(1,662)
Income tax benefit	(1,672)	(771)
Net loss	(2,140)	(891)
Dividends on preferred stock	122	256

Net loss allocable to common shareholders	$(2,262)	$(1,147)

Loss per common share - basic	$(0.20)	$(0.10)
Loss per common share - diluted	(0.20)	(0.10)

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2012	2011
(Dollars in thousands)

Net loss	$(2,140)	$(891)

Other comprehensive income (loss):
Investment securities, available for sale:
Unrealized holding gains arising during period	135	49
Tax expense	(52)	(19)
Reclassification for realized gains included in net income	(664)	-
Tax benefit	256	-
Other comprehensive income (loss)	(325)	30
Total comprehensive loss	$(2,465)	$(861)

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(Dollars in thousands)

Balances, January 1, 2011	$20,672	$124	$63,000	$9,663	$(16)	$93,443

Net loss	-	-	-	(891)	-	(891)
Other comprehensive income, net of tax	-	-	-	-	30	30
Accretion of discount on preferred stock	20	-	-	(20)	-	-
Allocation from shares purchased with loan to ESOP	-	-	11	-	-	11
Vesting of Recognition and Retention Plan ("RRP")	-	-	25	-	-	25
Stock-based compensation	-	-	28	-	-	28
Cash dividends on preferred stock, net of accretion	-	-	-	(256)	-	(256)
Cash dividends on common stock	-	-	-	(114)	-	(114)
						-
Balances, March 31, 2011	$20,692	$124	$63,064	$8,382	$14	$92,276

Balances, January 1, 2012	$20,500	$124	$63,888	$7,854	$293	$92,659

Net loss	-	-	-	(2,140)	-	(2,140)
Other comprehensive loss, net of tax	-	-	-	-	(325)	(325)
Allocation from shares purchased with loan to ESOP	-	-	9	-	-	29
Vesting of RRP	-	-	20	-	-	-
Stock-based compensation	-	-	24	-	-	24
Cash dividends on preferred stock	-	-	-	(122)	-	(122)
Cash dividends on common stock	-	-	-	(115)	-	(115)
						-
Balances, March 31, 2012	$20,500	$124	$63,941	$5,477	$(32)	$90,010

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2012	2011
(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(2,140)	$(891)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	6,300	3,000
Depreciation of premises and equipment	327	322
Loss on acquisition	-	255
Gain on sale of investment securities available for sale	(664)	-
(Gain) loss on sale of other real estate owned and repossessed assets	138	(12)
Valuation adjustment on other real estate owned	1,000	509
Net purchase accounting adjustments	(8,812)	(2,562)
Net (increase) decrease in presold loans in process of settlement	(2,520)	2,779
Deferred loan origination fees	52	60
Amortization of intangible assets	122	139
Allocation of shares to the ESOP	9	11
Stock-based compensation expense	24	28
Vesting of shares issued for the RRP	20	25
Decrease in accrued interest receivable	195	172
(Increase) decrease in other assets	8,059	(6,020)
Decrease in other liabilities	(725)	(1,379)
Net cash provided by (used in) operating activities	1,385	(3,564)

Cash flows from investing activities:
Net (increase) decrease in loans made to customers	(378)	11,438
Proceeds from sales of investment securities available for sale	35,520	1,065
Proceeds from sales of other real estate owned	3,064	2,347
Proceeds from maturities/issuer calls of investment securities available for sale	4,115	2,175
Proceeds from maturities/issuer calls of investment securities held to maturity	8,337	3,103
Purchases of investment securities available for sale	(8,311)	-
Purchases of investment securities held to maturity	(13,038)	(48,714)
Purchases of premises and equipment	(110)	(125)
Net cash provided by (used in) investment activities	29,199	(28,711)

Cash flows from financing activities:
Net decrease in deposits	(3,514)	(17,653)
Dividends paid to common stockholders	(115)	(114)
Dividends paid to preferred stockholders	(122)	(256)
Net increase (decrease) in borrowed money and repurchase agreements	141	(3,032)
Increase in advances from borrowers for insurance and taxes	104	188
Net cash used in financing activities	(3,506)	(20,867)

Net increase (decrease) in cash and cash equivalents	27,078	(53,142)
Cash and cash equivalents at beginning of year	88,344	120,899
Cash and cash equivalents at end of year	$115,422	$67,757

Supplemental non-cash investing activity:
Foreclosed loans transferred to other real estate owned	$7,971	$4,956

See accompanying notes to consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In management’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the interim financial statements as of and for the three-month periods ended March 31, 2012 and 2011, and have been included as required by Regulation S-X Rule 10-01. They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited consolidated financial statements include management estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, other-than-temporary impairments on securities, and the fair value of acquired loans.  Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements include the accounts of Citizens South Banking Corporation, its wholly-owned subsidiary, Citizens South Bank, and the Bank’s wholly-owned subsidiaries, Citizens South Financial Services, Inc. and Citizens Properties, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain of the prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications were immaterial to the financial statements. Results for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2012.

Note 2 - Recent Accounting Pronouncements

A summary of the accounting policies followed by the Company may be found in Note 1 – Organization and Summary of Significant Accounting Policies in the 2011 Annual Report on Form 10-K filed with the SEC.  Updates to the significant accounting policies are reported in the Company’s quarterly reports filed with the SEC on Form 10-Q as new or revised accounting pronouncements are made. The following paragraphs update that information for the first quarter of 2012.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company does not expect an impact on its financial condition or results of operations.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to March 31, 2012. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

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

The potential common stock of the Company includes stock options and unvested shares issued for the Recognition and Retention Plan (“RRP”) granted to various directors and officers of the Bank and unexercised warrants issued to the U.S. Treasury. Due to the net loss during the respective first quarter periods, all for both periods were excluded from the calculation of diluted earnings per share.  The Company excluded 720,270 outstanding options for the three-month period ended March 31, 2012, and 777,313 outstanding options for the three-month period ended March 31, 2011.  In addition, the exercise price of all of these options exceeded the average closing price of the shares of common stock during the respective period and, accordingly would have been anti-dilutive and therefore exluded from the diluted EPS calculation. At March 31, 2011, all of the 450,314 warrants had an exercise price which was in excess of the market value of the stock, so no warrants were included in the calculation of diluted earnings per share for this period since they would have also been anti-dilutive.  There were no warrants outstanding at March 31, 2012.

The following is a reconciliation of the diluted earnings per share calculation for the three-month periods ended March 31, 2012 and 2011:

	Three Months
	Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)

Net loss allocable to common shareholders	$(2,262)	$(1,147)
Weighted average number of shares outstanding	11,469,525	11,454,919

Basic loss per common share	$(0.20)	$(0.10)

Net loss allocable to common shareholders	$(2,262)	$(1,147)
Weighted average number of shares outstanding	11,469,525	11,454,919
Incremental shares from assumed exercise of stock options and warrants	-	-
Weighted average number of shares outstanding - diluted	11,469,525	11,491,734

Diluted loss per common share	$(0.20)	$(0.10)

Note 4 – Investment Securities

The following is a summary of the investment securities portfolio by major classification:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
March 31, 2012
Available for sale:
Municipal bonds	$3,032	$7	$-	$3,039
Mortgage-backed securities	16,316	70	63	16,323
Other securities	1,651	35	101	1,585
Subtotal	20,999	112	164	20,947

Held to maturity:
U.S. Treasury obligations	$9,977	$40	$-	$10,017
U.S. Government Agency obligations	28,991	17	172	28,836
Municipal bonds	3,286	25	-	3,311
Mortgage-backed securities	49,173	2,106	-	51,279
SBA securities	5,037	-	49	4,988
Other securities	4,000	-	205	3,795
Subtotal	100,464	2,188	426	102,226

Total	$121,463	$2,300	$590	$123,173

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
December 31, 2011
Available for sale:
U.S. Government Agency obligations	$7,168	$73	$-	$7,241
Municipal bonds	6,578	133	-	6,711
Mortgage-backed securities	35,170	330	8	35,492
SBA securities	1,255	71	-	1,326
Other securities	1,488	44	166	1,366
Subtotal	51,659	651	174	52,136

Held to maturity:
U.S. Treasury obligations	$9,972	$61	$-	$10,033
U.S. Government Agency obligations	25,989	74	4	26,059
Municipal bonds	3,300	99	-	3,399
Mortgage-backed securities	52,502	2,277	-	54,779
Other securities	4,000	-	155	3,845
Subtotal	95,763	2,511	159	98,115

Total	$147,422	$3,162	$333	$150,251

The following table sets forth the amount of the fair values and unrealized losses of the investment securities by investment types segregated between those that have been in a continuous unrealized-loss position for less than twelve months and those investments that have been in a continuous unrealized-loss position for more than twelve months at March 31, 2012 and December 31, 2011.  At March 31, 2012, the unrealized losses related to ten U.S Government Agency obligations, three mortgage-backed securities, four corporate bonds and two equity securities.  Of these 19 securities, four have been in a continuous unrealized-loss position for more than 12 months.  At December 31, 2011, the unrealized losses related to one U.S. Government Agency obligation, six mortgage-backed securities and six other securities.  Of these 13 securities, five have been in a continuous unrealized-loss position for more than 12 months.  As of March 31, 2012, and December 31, 2011, management concluded that the unrealized losses presented above were temporary in nature since the unrealized losses were attributable to changes in interest rates and not a deterioration of the credit quality of the issuers.  Also, the Company has the intent and ability to hold these investment securities until maturity or until such unrealized losses are eliminated.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
March 31, 2012
Available for sale:
Mortgage-backed securities	$8,263	$63	$-	$-	$8,263	$63
Other securities	230	28	29	73	259	101
Subtotal	8,493	91	29	73	8,522	164

Held to maturity:
U.S. Govt. Agency obligations	$18,824	$172	$-	$-	$18,824	$172
SBA Securities	4,988	49	-	-	4,988	49
Other securities	892	108	2,903	97	3,795	205
Subtotal	24,704	329	2,903	97	27,607	426

Total	$33,197	$420	$2,932	$170	$36,129	$590

December 31, 2011
Available for sale:
Mortgage-backed securities	$4,619	$8	$88	$-	$4,707	$8
Other securities	165	93	29	73	194	166
Subtotal	4,784	101	117	73	4,901	174

Held to maturity:
U.S. Government Agency obligations	$1,996	$4	$-	$-	$1,996	$4
Other securities	997	3	2,848	152	3,845	155
Subtotal	2,993	7	2,848	152	5,841	159

Total	$7,777	$108	$2,965	$225	$10,742	$333

From time to time the Company will pledge investment securities as collateral to secure public deposits and for other purposes as required or allowed by law.  The amortized cost of these pledged investment securities was $80.0 million at March 31, 2012 and $82.1 million at December 31, 2011.

Note 5 - Loans

The Company makes various business and consumer loans in the normal course of business.  A brief description of these types of loans is as follows:

One-to-four family residential – This portfolio primarily consists of loans secured by residential properties located in the Company’s normal lending area.  These are amortizing loans with either fixed or adjustable rates for terms of 10 to 30 years, including conventional and jumbo loans.  These loans generally have an original loan-to-value ratio (“LTV”) of 80% or less.  Those loans with an initial LTV of more than 80% typically have private mortgage insurance to protect the Company.  This type of loan has historically possessed a lower than average level of loss to the Company.

Multifamily residential – This portfolio is moderately seasoned and is generally secured by multifamily residential properties in the Company’s normal lending area.  These loans generally have an initial LTV of 75% and an initial debt service coverage ratio of 1.2x to 1.0x.  This Company has not experienced any significant losses in this loan portfolio over the past 24 months.

Construction – This portfolio has decreased significantly over the past several years as fewer construction loans have been made during the economic downturn.  These loans are generally located in the Company’s normal lending area and were originated with an initial LTV of 80%.  Approximately 60% of these loans are secured by residential properties and 40% are secured by commercial properties.  This loan portfolio has historically possessed a lower than average loss history compared to the Company’s entire loan portfolio.

Commercial land and residential development – These categories include raw undeveloped land and developed residential lots held by builders and developers.  Generally, the initial LTV for raw land was 65% and the initial LTV for developed lots was 90%.  Given the significant decline in value for both developed and undeveloped land due to reduced demand, these loan portfolios possess a much higher level of risk compared to other loan categories.  These portfolios have experienced the highest level of losses for the Company over the past 24 months.

Other commercial real estate – This portfolio consists of nonresidential improved real estate which includes churches, shopping centers, office buildings, etc.  These loans typically have an initial LTV of 75% and an initial debt service ratio of 1.2x to 1.0x.  Approximately 40% of this portfolio is secured by owner-occupied nonresidential properties.  These properties are generally located in the Company’s normal lending area.  Decreased rental income due to the economic slowdown has caused some deterioration in values.   However, this loan portfolio has historically possessed a lower than average loss history compared to the Company’s entire loan portfolio.

Consumer real estate – This category includes home equity lines of credit (“HELOCs”) and loans secured by residential lots purchased by consumers.  The HELOCs generally have an adjustable rate tied to prime rate and a term of 15 years.  The HELOCs initially had an LTV of up to 85%.  The residential lot loans typically have a term of five years or less and were made at an initial LTV of up to 90%.  Many of these properties have declined in value over the past several years.  The portfolio of consumer lot loans has experienced a higher than average level of loan losses over the past 24 months.  However, the portfolio of HELOCs has experienced a lower than average level of loan losses over the past 24 months.

Commercial business – This category includes loans to small and medium-sized businesses that are not secured by real estate.  These loans are typically secured by accounts receivable, inventory, equipment, etc.  These loans are typically granted to local businesses that have a strong track record of profitability and performance.  This category of loans incurred slightly lower than average losses for the Company over the past 24 months.

Other consumer - These loans are either unsecured or secured by automobiles, marketable securities, etc.  They are generally granted to local customers that have an established banking relationship with our Bank.  The loss history for this category of loans has been lower than the Company average over the past 24 months.

The following is a summary of loans outstanding by category at the periods presented:

	March 31, 2012			December 31, 2011
	Loans covered by FDIC loss share agreements	Loans not covered by FDIC loss share agreements	Total	Loans covered by FDIC loss share agreements	Loans not covered by FDIC loss share agreements	Total
	(Dollars in thousands)

Real estate:
One-to-four family residential	$31,998	$115,418	$147,416	$34,641	$116,859	$151,500
Multifamily residential	2,893	16,977	19,870	2,926	16,759	19,685
Construction	34	18,517	18,551	1,255	19,602	20,857
Commercial land	12,242	23,378	35,620	13,670	28,122	41,792
Residential development	7,999	12,218	20,217	8,095	16,444	24,539
Owner occupied commercial real estate	20,125	106,798	126,923	20,027	95,990	116,017
Non-owner occupied commercial real estate	53,872	135,523	189,395	56,285	129,993	186,278
Consumer real estate	10,682	101,019	111,701	11,148	103,521	114,669
Total real estate	139,845	529,848	669,693	148,047	527,290	675,337
Commercial business	5,767	43,878	49,645	7,866	41,161	49,027
Other consumer	3,221	5,966	9,187	3,775	5,649	9,424
Total loans	$148,833	$579,692	728,525	$159,688	$574,100	733,788
Less: Allowance for loan losses			11,583			11,713
Total net loans			$716,942			$722,075

The Company, through its normal lending activity, originates substantially all of its loans to borrowers that are located in the Piedmont (central) Region of North and South Carolina and the North Georgia Region. The Company also has presold loans in process of settlement which totaled $4.7 million at March 31, 2012, and $2.1 million at December 31, 2011.  These presold loans in process of settlement were not included in the table above.

As of March 31, 2012, the Company had $148.8 million in loans covered by FDIC loss-share agreements as a result of the acquisition of loans from Bank of Hiawassee and New Horizons Bank in separate FDIC-assisted transactions (referred to as “covered loans”).  The loans acquired in the Bank of Hiawassee transaction in March 2010 are covered by two loss-share agreements between the FDIC and the Bank, which afford the Bank significant protection against future loan losses.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans and five years for losses and eight years on recoveries on nonresidential loans. At acquisition, the Bank recorded an estimated receivable from the FDIC in the amount of $36.3 million, which represented the discounted value of the FDIC’s estimated portion of the expected future loan losses.  New loans made after the acquisition date are not covered by the FDIC loss-share agreements. These covered loans totaled $108.5 million at March 31, 2012.

In April 2011 the Company acquired New Horizons Bank in an FDIC-assisted transaction.  As part of this transaction, the Company acquired $49.3 million in loans at fair value. Of the acquired loans, $47.4 million are covered by two loss-share agreements between the FDIC and the Bank.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses and qualified expenses.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans and five years for losses and eight years on recoveries on nonresidential loans. At acquisition, the Bank recorded an estimated receivable from the FDIC in the amount of $19.9 million, which represented the discounted value of the FDIC’s estimated portion of the expected future loan losses.  The remaining $1.9 million in loans acquired in the New Horizons Bank transaction were not covered by FDIC loss-share agreements.  As such, any losses incurred on these non-covered loans will be the sole responsibility of the Bank. New loans made after the acquisition date are not covered by the FDIC loss-share agreements. These covered loans totaled $40.3 million at March 31, 2012.

A portion of the fair value discount on the acquired loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans.  The remaining nonaccretable difference represents cash flows not expected to be collected.  The changes in the accretable yield and the carrying amounts of the covered loans for the three months ended March 31, 2012 and 2011 are presented in the following table.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Net Accretable Yield	Carrying Amount	Net Amortizable Premium	Carrying Amount
	(in thousands)		(in thousands)

Balance at beginning of period	$220	$159,688	$(1,050)	$147,576
Additions due to acquisition	-	-	-	-
Reductions from payments and foreclosures, net	210	(10,502)	-	(9,825)
(Accretion)/Amortization	(353)	(353)	7	7
Balance at end of period	$77	$148,833	$(1,043)	$137,758

Note 6 – Credit Quality of Loans

Loan Payment Status.  The following tables present an aging analysis of the Company’s past due loans by loan category at March 31, 2012 and December 31, 2011.

March 31, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Accruing
(Dollars in thousands)

Not covered by FDIC loss-share agreements:
Real estate:
One-to-four family residential	$1,036	$754	$-	$2,698	$4,488	$110,930	$115,418	$-
Multifamily residential	-	-	-	-	-	16,977	16,977	-
Construction	-	-	-	-	-	18,517	18,517	-
Commercial land	592	111	-	3,852	4,555	18,823	23,378	-
Residential development	-	182	-	3,742	3,924	8,294	12,218	-
Other commercial real estate	1,780	256	-	8,924	10,960	231,361	242,321	-
Consumer real estate	572	48	-	1,710	2,330	98,689	101,019	-
Total real estate	3,980	1,351	-	20,926	26,257	503,591	529,848	-
Commercial business	22	-	-	1,086	1,108	42,770	43,878	-
Other consumer	1	8	-	40	49	5,917	5,966	-
Total	$4,003	$1,359	$-	$22,052	$27,414	$552,278	$579,692	$-

Covered by FDIC loss-share agreements:
Real estate:
One-to-four family residential	$345	$130	$166	$9,289	$9,930	$22,068	$31,998	$167
Multifamily residential	-	-	-	216	216	2,677	2,893	-
Construction	-	-	-	-	-	34	34	-
Commercial land	-	-	-	5,874	5,874	6,368	12,242	-
Residential development	189	87	75	4,420	4,771	3,228	7,999	77
Other commercial real estate	476	1,223	-	17,479	19,178	54,819	73,997	-
Consumer real estate	93	66	-	588	747	9,935	10,682	-
Total real estate	1,103	1,506	241	37,866	40,716	99,129	139,845	244
Commercial business	53	-	216	1,666	1,935	3,832	5,767	218
Other consumer	60	4	-	593	657	2,564	3,221	-
Total	$1,216	$1,510	$457	$40,125	$43,308	$105,525	$148,833	$462

Total at March 31, 2012:
Real estate:
One-to-four family residential	$1,381	$884	$166	$11,987	$14,418	$132,998	$147,416	$167
Multifamily residential	-	-	-	216	216	19,654	19,870	-
Construction	-	-	-	-	-	18,551	18,551	-
Commercial land	592	111	-	9,726	10,429	25,191	35,620	-
Residential development	189	269	75	8,162	8,695	11,522	20,217	77
Other commercial real estate	2,256	1,479	-	26,403	30,138	286,180	316,318	-
Consumer real estate	665	114	-	2,298	3,077	108,624	111,701	-
Total real estate	5,083	2,857	241	58,792	66,973	602,720	669,693	244
Commercial business	75	-	216	2,752	3,043	46,602	49,645	218
Other consumer	61	12	-	633	706	8,481	9,187	-
Total	$5,219	$2,869	$457	$62,177	$70,722	$657,803	$728,525	$462

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Accruing
(Dollars in thousands)

Not covered by FDIC loss-share agreements:
Real estate:
One-to-four family residential	$80	$1,634	$-	$2,407	$4,121	$112,738	$116,859	$-
Multifamily residential	-	-	-	-	-	16,759	16,759	-
Construction	-	93	-	-	93	19,509	19,602	-
Commercial land	-	-	-	2,631	2,631	25,491	28,122	-
Residential development	-	-	-	6,474	6,474	9,970	16,444	-
Other commercial real estate	81	1,873	-	4,173	6,127	219,856	225,983	-
Consumer real estate	761	388	335	2,543	4,027	99,494	103,521	338
Total real estate	922	3,988	335	18,228	23,473	503,817	527,290	338
Commercial business	7	-	-	168	175	40,986	41,161	-
Other consumer	13	3	-	80	96	5,553	5,649	-
Total	$942	$3,991	$335	$18,476	$23,744	$550,356	$574,100	$338

Covered by FDIC loss-share agreements:
Real estate:
One-to-four family residential	$1,530	$2,220	$215	$8,441	$12,406	$22,235	$34,641	$219
Multifamily residential	-	-	-	216	216	2,710	2,926	-
Construction	-	-	-	1,191	1,191	64	1,255	-
Commercial land	140	11	10	6,704	6,865	6,805	13,670	11
Residential development	-	-	-	4,578	4,578	3,517	8,095	-
Other commercial real estate	351	466	495	17,454	18,766	57,546	76,312	511
Consumer real estate	236	15	-	634	885	10,263	11,148	-
Total real estate	2,257	2,712	720	39,218	44,907	103,140	148,047	741
Commercial business	90	39	23	3,484	3,636	4,230	7,866	24
Other consumer	141	133	57	554	885	2,890	3,775	58
Total	$2,488	$2,884	$800	$43,256	$49,428	$110,260	$159,688	$823

Total at December 31, 2011:
Real estate:
One-to-four family residential	$1,610	$3,854	$215	$10,848	$16,527	$134,973	$151,500	$219
Multifamily residential	-	-	-	216	216	19,469	19,685	-
Construction	-	93	-	1,191	1,284	19,573	20,857	-
Commercial land	140	11	10	9,335	9,496	32,296	41,792	11
Residential development	-	-	-	11,052	11,052	13,487	24,539	-
Other commercial real estate	432	2,339	495	21,627	24,893	277,402	302,295	511
Consumer real estate	997	403	335	3,177	4,912	109,757	114,669	338
Total real estate	3,179	6,700	1,055	57,446	68,380	606,957	675,337	1,079
Commercial business	97	39	23	3,652	3,811	45,216	49,027	24
Other consumer	154	136	57	634	981	8,443	9,424	58
Total	$3,430	$6,875	$1,135	$61,732	$73,172	$660,616	$733,788	$1,161

Troubled Debt Restructurings.  The Company adopted the amendments in Accounting Standards Update (“ASU”) No. 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, during the quarter ended September 30, 2011, and has reassessed all restructurings that occurred on or after the beginning of the 2011 fiscal year for identification as troubled debt restructurings (“TDRs”). The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as TDRs, the Company also identified them as impaired under the new guidance in ASC 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption for the Company, the recorded investment in the receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $1.3 million (310-40-65-1(b)), and there was no allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss (310-40-65-1(b)).

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

Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables present the Bank’s loans classified as TDRs by loan type as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Accrual Status	Non-accrual Status	Total Contracts	Total TDRs
	(Dollars in thousands)

One-to-four family residential	$12	$-	$1	$12
Commercial land	884	685	3	1,569
Residential development	-	143	1	143
Consumer real estate	3,927	3,347	24	7,274
Commercial business	-	921	1	921
Total	$4,823	$5,096	$30	$9,919

	December 31, 2011
	Accrual Status	Non-accrual Status	Total Contracts	Total TDRs
	(Dollars in thousands)

One-to-four family residential	$12	$-	1	$12
Commercial land	195	89	2	284
Residential development	633	-	2	633
Other commercial real estate	6,955	1,159	24	8,114
Total	$7,795	$1,248	$29	$9,043

The following tables present newly restructured loans that occurred during the three months ended March 31, 2012 and March 31, 2011, respectively:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Total Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Total Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(Dollars in thousands)

Interest only modification:
Commercial real estate	-	-	-	1	145	145
Subtotal	-	$-	$-	1	$145	$145

Term modification:
Commercial business	-	-	-	2	17	17
Subtotal	-	$-	$-	2	$17	$17

Debt reduction reduction:
Commercial land	2	$2,357	$1,366	-	$-	$-
Subtotal	2	$2,357	$1,366	-	$-	$-

Total	2	$2,357	$1,366	3	$162	$162

All TDRs are not automatically placed on nonaccrual status.  Generally, those TDRs that are placed on non-accrual status may return to accrual status when the borrower has sustained repayment performance in accordance with the modified terms.  The number of payments needed to meet these criteria varies from loan to loan.  However, as a general rule, most non-accrual loans should be able to return to accrual status after the payment of six consecutive regular scheduled payments. During the three month period ended March 31, 2012, there were no payment defaults on any TDRs.  During the 12 month period ended December 31, 2011, there was one payment default on a residential TDR.  The collateral for this residential loan was acquired through foreclosure and was sold during the third quarter of 2011.  The loan had an original principal balance of $1.1 million and the resulting loss from disposition of the collateral was approximately $335,000.

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

Impaired Loans.  The Company evaluates impairment of its non-covered residential mortgage and consumer loans on a collective basis, while non-covered commercial and construction loans are evaluated individually for impairment.  The Company identifies a non-covered loan as impaired when it is probable that principal and interest will not be collected when due according to the contractual terms of the loan agreement.  Specific allowances or principal write-downs are established for certain individual non-covered loans that management considers impaired.  The remainder of the portfolio of non-covered loans is segmented into groups of loans with similar risk characteristics for evaluation and analysis.

The following table details the Company’s impaired loans at March 31, 2012 and December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Principal Write-down	Net Principal Balance
	(Dollars in thousands)

March 31, 2012
One-to-four family residential	$3,171	$3,581	$545	$3,036
Commercial land	4,018	5,052	1,200	3,852
Residential development	4,537	6,492	2,186	4,306
Commercial real estate - office	8,603	9,632	1,134	8,498
Commercial real estate - residential rental	4,151	5,501	1,472	4,029
Commercial real estate - owner-occupied	3,693	4,394	797	3,597
Commercial real estate - other	639	790	170	620
Consumer real estate	2,304	3,363	1,240	2,123
Commercial business	1,137	1,670	551	1,119
Other consumer	47	45	-	45
Total impaired loans	$32,300	$40,520	$9,295	$31,225

December 31, 2011
One-to-four family residential	$2,781	$2,739	$-	$2,739
Commercial land	3,062	4,523	1,697	2,826
Residential development	8,428	10,173	1,911	8,262
Commercial real estate - office	6,322	7,573	1,268	6,305
Commercial real estate - residential rental	4,076	4,808	779	4,029
Commercial real estate - other	2,426	2,945	622	2,323
Consumer real estate	2,689	2,801	171	2,630
Commercial business	169	169	-	169
Other consumer	89	90	1	89
Total impaired loans	$30,042	$35,821	$6,449	$29,372

Loan Classification. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debts such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk.  This analysis is performed on at least a quarterly basis.  We use the following definitions for risk ratings: Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date. Substandard -  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have one or more well-defined weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Doubtful -  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.  Loss – Loans classified as loss are considered to be completely uncollectable and as a result the loans have been completely written-off the books of the Company. Loans not meeting the criteria above as part of the above described process are considered to be Pass rated loans.   The Company’s portfolio of FDIC-covered loans was considered to be Pass rated loans at March 31, 2012 and December 31, 2011, as the loans were marked to fair value at acquisition and have FDIC loss-share agreements to cover at least 80% of any future losses.

As of March 31, 2012 and December 31, 2011, the risk category of loans is as follows:

		Criticized Loans
March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

Real estate:
One-to-four family residential	$143,058	$726	$3,632	$-	$147,416
Multifamily residential	19,343	527	-	-	19,870
Construction	18,551	-	-	-	18,551
Commercial land	27,833	1,168	6,619	-	35,620
Residential development	14,117	894	5,206	-	20,217
Other commercial real estate	279,073	24,435	12,810	-	316,318
Consumer land	16,977	202	904	-	18,083
Home equity lines of credit	91,151	738	1,729	-	93,618
Total real estate	610,103	28,690	30,900	-	669,693
Commercial business	48,212	248	1,185	-	49,645
Other consumer	8,957	168	61	1	9,187
Total loans	$667,272	$29,106	$32,146	$1	$728,525

		Criticized Loans
December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

Real estate:
One-to-four family residential	$149,013	$562	$1,925	$-	$151,500
Multifamily residential	19,685	-	-	-	19,685
Construction	20,857	-	-	-	20,857
Commercial land	30,202	8,600	2,990	-	41,792
Residential development	15,806	1,037	7,696	-	24,539
Other commercial real estate	269,970	19,925	12,400	-	302,295
Consumer land	17,356	458	1,560	-	19,374
Home equity lines of credit	92,752	790	1,753	-	95,295
Total real estate	615,641	31,372	28,324	-	675,337
Commercial business	48,477	254	296	-	49,027
Other consumer	9,147	170	107	-	9,424
Total loans	$673,265	$31,796	$28,727	$-	$733,788

Note 7 - Allowance for Loan Losses

The Company has established a systematic methodology for determining the allowance for loan losses.  This methodology is set forth in a formal policy and considers all non-covered loans in the portfolio.  Loans totaling $148.8 million that were covered under the FDIC loss-share agreements were not included in the Company’s evaluation of the adequacy of loan loss allowances since potential losses are covered up to at least 80% by the FDIC.  These covered loans were recorded at their estimated fair value at the time of the acquisition.  Management’s periodic evaluation of the allowance is consistently applied and based on inherent losses in the portfolio, past loan loss experience, risks inherent in the different types of loans, the estimated value of any underlying collateral, current economic conditions, the borrower’s financial position, and other relevant internal and external factors that may affect loan collectability. The allowance for loan losses is increased by charging provisions for loan losses against income.  As of March 31, 2012, the allowance for loan losses was $11.6 million, or 2.0% of total non-covered loans.  Management believes that this amount meets the requirement for losses that are inherent in the non-covered loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

A reconciliation of the allowance for loan losses is as follows:

	Three Months
	Ended March 31,
	2012	2011
	(Dollars in thousands)

Balance - Beginning of period	$11,713	$11,924
Charge-offs:
One-to-four family residential	(899)	(825)
Construction	-	(36)
Commercial land	(90)	(899)
Residential development	(2,492)	(1,054)
Other commercial real estate	(1,381)	(16)
Consumer real estate	(1,730)	(56)
Commercial business	-	(153)
Other consumer	(11)	(13)
Total charge-offs	(6,603)	(3,052)
Recoveries:
One-to-four family residential	33	3
Construction	-	50
Commercial land	-	-
Residential development	57	-
Other commercial real estate	78	-
Consumer real estate	2	7
Commercial business	2	3
Other consumer	1	71
Total recoveries	173	134
Provision for loan losses	6,300	3,000
Balance - End of period	$11,583	$12,006

The following tables present a disaggregated analysis of the activity in the allowance for loan losses and loan balances for non-covered loans for the three months ended March 31, 2012 and March 31, 2011.

(Dollars in thousands)	One-to-four family residential	Multifamily residential	Construction	Commercial land	Residential development	Other commercial real estate	Consumer real estate	Commercial business	Other consumer	Total

March 31, 2012
Allowance for loan losses:
Balance - January 1, 2012	$500	$150	$800	$2,334	$1,999	$1,830	$1,600	$2,000	$500	$11,713
Charge-offs	(899)	-	-	(90)	(2,492)	(1,381)	(1,730)	-	(11)	(6,603)
Recoveries	33	-	-	-	57	78	2	2	1	173
Provision	900	-	(150)	100	2,500	1,400	1,500	-	50	6,300
Balance - March 31, 2012	$534	$150	$650	$2,344	$2,064	$1,927	$1,372	$2,002	$540	$11,583

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	$534	$150	$650	$2,344	$2,064	$1,927	$1,372	$2,002	$540	$11,583

Loans:
Loans individually evaluated for impairment	$3,036	$-	$-	$3,852	$4,306	$16,744	$2,123	$1,119	$45	$31,225
Loans collectively evaluated for impairment	112,382	16,977	18,517	19,526	7,912	225,577	98,896	42,759	5,921	548,467
Total non-covered loans	$115,418	$16,977	$18,517	$23,378	$12,218	$242,321	$101,019	$43,878	$5,966	$579,692

(Dollars in thousands)	One-to-four family residential	Multifamily residential	Construction	Commercial land	Residential development	Other commercial real estate	Consumer real estate	Commercial business	Other consumer	Total

March 31, 2011
Allowance for loan losses:
Balance - January 1, 2011	$500	$200	$1,000	$2,163	$2,000	$1,561	$1,500	$2,500	$500	$11,924
Charge-offs	(825)	-	(36)	(899)	(1,054)	(16)	(56)	(153)	(13)	(3,052)
Recoveries	3	-	50	-	-	-	7	3	71	134
Provision	850	-	-	750	1,050	100	100	150	-	3,000
Balance - March 31, 2011	$528	$200	$1,014	$2,014	$1,996	$1,645	$1,551	$2,500	$558	$12,006

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	$528	$200	$1,014	$2,014	$1,996	$1,645	$1,551	$2,500	$558	$12,006

Loans:
Loans individually evaluated for impairment	$630	$-	$225	$3,857	$5,180	$7,551	$151	$-	$-	$17,594
Loans collectively evaluated for impairment	108,732	20,291	18,758	31,239	18,051	226,692	106,220	34,020	5,300	569,303
Total non-covered loans	$109,362	$20,291	$18,983	$35,096	$23,231	$234,243	$106,371	$34,020	$5,300	$586,897

Note 8 – FDIC Loss Share Receivable

The following table details changes in the loss share receivable from the FDIC for the three months ended March 31, 2012 and March 31, 2011.

	Three Months
	Ended March 31,
	2012	2011
	(in thousands)

Balance at beginning of period	$38,931	$24,848
Increase in expected losses on indemnified assets	996	1,222
Claimable net losses on OREO covered under loss share agreements	789	183
Reimbursable expenses claimed	507	125
Accretion of discounts and premiums, net	(917)	(717)
Receipt of payments from FDIC	(9,858)	(142)
Other	-	92
Balance at end of period	$30,448	$25,611

Note 9 – Deposits

Deposit balances and average rates are detailed by category in the following table for the respective periods:

	March 31, 2012		December 31, 2011
	Amount	Average Rate	Amount	Average Rate
(Dollars in thousands)

Noninterest-bearing demand	$97,437	0.00%	$88,077	0.00%
Interest-bearing demand	200,675	0.21%	199,390	0.41%
Money market deposit	155,599	0.31%	155,228	0.52%
Savings accounts	22,147	0.16%	20,542	0.17%
Time deposits	396,788	1.00%	412,819	1.26%
Total deposits	$872,646	0.64%	$876,056	0.81%

Note 10 – Preferred Stock

On September 22, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold to the Treasury 20,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), having a liquidation preference of $1,000 per share, for aggregate proceeds of $20,500,000.    The Securities Purchase Agreement was entered into, and the Series C Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), as established under the Small Business Jobs Act of 2010.   The Company’s rights and obligations with respect to the Series C Preferred Stock are set forth in the Securities Purchase Agreement and the Certificate of Designation to its Certificate of Incorporation filed by the Company with the Secretary State of the State of Delaware. The Series C Preferred Stock is entitled to receive non-cumulative dividends payable quarterly.  The dividend rate was initially set at 4.84% per annum based upon the initial level of qualified small business lending (“QSBL”) by the Bank.  The dividend rate for future dividend periods will be set based upon the percentage change in the QSBL between each dividend period and the baseline QSBL level.  This dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  The current dividend rate is 1.3%.  If the Series C Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time the dividend rate decreases as the level of the Bank’s QSBL increases.  Also, the Company may redeem the shares of Series C Preferred Stock, in whole or in part, at any time subject to prior approval by the Company’s primary federal banking regulator.

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

Commitments to extend credit at the respective periods are detailed in the following table.

	March 31, 2012	December 31, 2011
(Dollars in thousands)

Loan commitments
Residential mortgage loans	$13,068	$24,484
Total loan commitments	$13,068	$24,484

Unused lines of credit
Residential construction	$7,562	$7,390
Commercial real estate	17,865	18,593
Commercial business	11,801	9,558
Consumer	75,115	74,930
Total unused lines of credit	$112,343	$110,471

Undisbursed Construction Loan Proceeds	$795	$1,200

Note 12 – Fair Value Measurements

The Company records certain assets at fair value. The Company has not elected the fair value option for liabilities.  Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  Fair value measurements are also utilized to determine the initial value of certain assets, to perform impairment assessments, and for disclosure purposes.  The Company uses quoted market prices and observable inputs to the maximum extent possible when measuring fair value.  In the absence of quoted market prices, various valuation techniques are utilized to measure fair value.  When possible, observable market data for identical or similar financial instruments are used in the valuation.  When market data is not available, fair value is determined using valuation models that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset or liability.

Fair value measurements are classified within one of three levels based on the observability of the inputs used to determine fair value, as follows:

Level 1 — The valuation is based on quoted prices in active markets for identical instruments.

Level 2 — The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 — The valuation is based on unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the instrument.  Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar techniques that incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument, or valuations that require significant management judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Investment securities available for sale and rabbi trusts, are recorded at fair value on a recurring basis.  Additionally, the Company records at fair value other assets on a nonrecurring basis, including presold loans in process of settlement, impaired loans, and other real estate owned.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting for these other assets.

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

Financial Instruments on a Recurring Basis:

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:

Investment Securities – Investment securities, available for sale, are recorded at fair value on at least a monthly basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 fair value is used for those securities traded on an active exchange, U.S. Treasury securities that are traded by brokers or dealers in an active over-the-counter market, and money market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds, and corporate debt securities.  These Level 2 securities are valued using an independent third party.  This independent third party uses multiple pricing vendors and matrix pricing methods developed in accordance with the Securities Industry and Financial Markets Association’s industry-standard methods.  Level 3 investment securities include equity securities that are not traded on an active exchange, investments in closely held subsidiaries, and asset-backed securities traded in less liquid markets.

The table below presents the balance of assets at March 31, 2012 and December 31, 2011 measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2012
Investment securities, available for sale:
Municipal bonds	$-	$2,839	$200	$3,039
Mortgage-backed bonds	-	16,323	-	16,323
Equity securities	-	-	1,585	1,585
Total	$-	$19,162	$1,785	$20,947

December 31, 2011
Investment securities, available for sale:
U.S. Government Agency obligations	$-	$7,241	$-	$7,241
Municipal bonds	-	6,511	200	6,711
Mortgage-backed bonds	-	35,492	-	35,492
SBA securities	-	1,326	-	1,326
Equity securities	-	-	1,366	1,366
Total	$-	$50,570	$1,566	$52,136

The changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2012 and March 31, 2011 are shown in the following table:

	2012	2011
	(Dollars in thousands)
Beginning balance, January 1	$1,567	$3,023
Total gains included in:
Other comprehensive income	55	26
Sales	-	(1,065)
Transfers in	163	-
Ending balance, March 31	$1,785	$1,984

The 2012 purchases totaling $163,000 represents capital calls for two Small Business Investment Company investments. The 2011 sales totaling $1,065,000 represents the sale of corporate bonds that were not traded on an active exchange.

Financial Instruments on a Non-recurring Basis:

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a non-recurring basis:

Investment Securities – Investment securities, held to maturity, are recorded at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 fair value is used for those securities traded on an active exchange, U.S. Treasury securities that are traded by brokers or dealers in an active over-the-counter market, and money market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds, and corporate debt securities.  These Level 2 securities are valued using an independent third party.  This independent third party uses multiple pricing vendors and matrix pricing methods developed in accordance with the Securities Industry and Financial Markets Association’s industry-standard methods.  Level 3 investment securities include equity securities that are not traded on an active exchange, investments in closely held subsidiaries, and asset-backed securities traded in less liquid markets.

Presold Loans in Process of Settlement - The Company does not record all loans at fair value on a recurring basis.  However, loans that have been presold and are in the process of settlement are recorded at their fair value.  These presold loans are recorded as nonrecurring Level 2 since there is a firm commitment by a qualified third party to purchase the loans within a 90 day period.

Impaired Loans - Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered to be impaired. Once a loan is identified as being impaired, management measures the impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. When the fair value of the collateral was based on an observable market price, the Company recorded the impaired loan as nonrecurring Level 2. When an observable market price was not available or when management made assumptions that impact the fair value of the collateral, such as estimated disposition or holding costs, the Company recorded the impaired loan as nonrecurring Level 3. Management has determined that the fair value of the Company’s impaired loans used Level 3 methodology.  For substantially all of the Company’s impaired loans as of March 31, 2012 and December 31, 2011, the valuation methodology utilized by the Company was collateral based measurements such as a real estate appraisal and the discount to reflect current market conditions and ultimately collectability ranged from 0% to 20% for each of the respective periods.

Other Real Estate Owned - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2. When an observable market price is not available, or when management makes assumptions that impact the fair value of the collateral, such as estimated disposition or holding costs, the Company records the other real estate owned as nonrecurring Level 3. For substantially all of the Company’s foreclosed assets as of March 31, 2012 and December 31, 2011, the valuation methodology utilized by the Company was collateral based measurements such as a real estate appraisal and the discount to reflect current market conditions ranged from 0% to 20% for each of the respective periods.

The table below presents the balance of assets at March 31, 2012 and December 31, 2011 measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2012
Investment securities, held to maturity
U.S. Treasury obligations	$10,017	$-	$-	$10,017
U.S. Government Agency obligations	-	28,836	-	28,836
Municipal bonds	-	3,311	-	3,311
Mortgage-backed bonds	-	51,279	-	51,279
SBA securities	-	4,988	-	4,988
Corporate bonds	-	3,795	-	3,795
Presold loans in process of settlement	-	4,666	-	4,666
Impaired loans	-	-	31,225	31,225
Other real estate owned	-	-	21,352	21,352
Total	$10,017	$96,875	$52,577	$159,469

December 31, 2011
Investment securities, held to maturity
U.S. Treasury obligations	$10,033	$-	$-	$10,033
U.S. Government Agency obligations	-	26,059	-	26,059
Municipal bonds	-	3,399	-	3,399
Mortgage-backed bonds	-	54,779	-	54,779
Corporate bonds	-	3,845	-	3,845
Presold loans in process of settlement	-	2,146	-	2,146
Impaired loans	-	-	29,372	29,372
Other real estate owned	-	-	17,571	17,571
Total	$10,033	$90,228	$46,943	$147,204

Note 13 - Fair Value of Financial Instruments

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

Interest-earning bank balances - The carrying amounts reported in the balance sheets for interest-earning deposits approximate the fair value of those assets.

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

FDIC loss share receivable - The fair values for the FDIC indemnification asset are estimated based on discounted future cash flows using current discount rates.

Accrued interest receivable and Accrued interest payable - The carrying values of accrued interest receivable and accrued interest payable are assumed to approximate fair value.

Bank-owned life insurance - The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Demand deposits, money market accounts and savings accounts - The fair values of demand deposits, money market accounts and savings accounts are equal to the amount payable on demand at the reporting date.

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

At March 31, 2012 and December 31, 2011, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business.  Fair values of these commitments are based on fees currently charged for similar instruments.  At March 31, 2012 and December 31, 2011, the carrying amounts and fair values of these off-balance sheet financial instruments were considered immaterial.

The carrying amounts and estimated fair values of financial instruments at the respective dates were as follows:

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and noninterest-bearing deposits	$12,724	$12,724	$13,296	$13,296
Interest-earning bank balances	102,698	102,698	75,048	75,048
Investment securities	121,411	123,173	147,899	150,251
Federal Home Loan Bank stock	5,067	5,067	5,067	5,067
Presold loans in process of settlement	4,666	4,666	2,146	2,146
Loans receivable, net	716,942	731,783	722,075	735,685
FDIC loss share receivable	30,448	30,448	38,931	38,931
Accrued interest receivable	2,577	2,577	2,773	2,773
Bank-owned life insurance	18,554	18,554	18,978	18,978

Financial liabilities:
Demand deposits	$298,112	$298,112	$287,466	$287,466
Money market accounts	155,599	155,599	155,229	155,229
Savings accounts	22,147	22,147	20,542	20,542
Time deposits	396,788	399,009	412,819	415,145
Securities sold under repurchase agreements	9,919	9,919	9,787	9,787
Borrowed money	78,697	86,795	78,688	87,697
Subordinated debt	15,464	7,732	15,464	7,732
Accrued interest payable	843	843	981	981

Note 14 – Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Merger with Park Sterling Corporation. On May 14, 2012, the Company announced the signing of a definitive merger agreement with Park Sterling Corporation (“Park Sterling”) under which Park Sterling will acquire Citizens South for a total value of approximately $77.8 million, excluding the exchange of $20.5 million in preferred stock issued to the United States Department of the Treasury in connection with Citizens South's participation in the Small Business Lending Fund. The merger agreement has been unanimously approved by the board of directors of each company. Closing of the transaction, which is expected to occur in the fourth quarter of 2012, is subject to customary conditions, including approval by Citizens South's shareholders, approval by Park Sterling's shareholders and receipt of regulatory approval. Under the terms of the merger agreement, Citizens South shareholders will have the right to receive either $7.00 in cash or 1.4799 Park Sterling shares for each Citizens South share they hold, subject to the limitation that the total consideration will consist of 30.0% in cash and 70.0% in Park Sterling shares. Those Citizens South shares exchanged for stock will convert to Park Sterling shares in what is intended to be a tax-free exchange. Cash will also be paid in lieu of fractional shares. The transaction value at the time of the proposed merger may change due to potential fluctuations in the price of Park Sterling stock.

Dividend Declaration.  On April 23, 2012, the Board of Directors of the Company approved and declared a regular cash dividend of one cent ($0.01) per share of common stock to shareholders of record as of May 4, 2012, payable on May 18, 2012. The Company has paid cash dividends in each of the 56 quarters since the Company’s conversion to public ownership.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the Company’s financial condition, results of operations and business of the Company and the Bank.  These statements are based on assumptions and estimates with respect to future business strategies and decisions that are subject to change based on changes in the economic and competitive environment in which we operate.  Such forward- looking statements can be identified by the use of words such as  “may,” “would,” “could,” “will,” “expect,” “believe,” “estimate,” “intend,” and “plan,” as well as similar expressions. Such statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control.  A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.   Factors that could cause such a difference include, but are not limited to, 1) the timing and amount of revenues that may be recognized by the Company, 2) changes in local or national economic trends, 3) increased competition among depository and financial institutions, 4) continuation of current revenue and expense trends (including trends affecting charge-offs and provisions for loan losses), 5) changes in interest rates and the shape of the yield curve, 6) our ability to continue to expand our small business lending and thereby reduce the dividend rate on our SBLF preferred stock, and 7) adverse legal, regulatory or accounting changes and other risk factors described under Item 1A. “Risk Factors” of the Company’s 2011 Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission.  Forward-looking statements speak only as of the date they are made and the Company is under no duty to update these forward-looking statements.

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

The following discussion is provided to assist in understanding and evaluating the Company’s results of operations and financial condition and is designed to provide a general overview of the Company’s performance for the three-month periods ended March 31, 2012 and 2011.  Financial highlights for the five previous quarters are presented in the following tables.

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2012	2011
	March 31	December 31	September 30	June 30	March 31
(Dollars in thousands, except share and per share data)

Summary of Operations:
Interest income - taxable equivalent	$10,528	$11,089	$11,308	$11,488	$10,457
Interest expense	2,016	2,304	2,554	2,826	2,855
Net interest income - taxable equivalent	8,512	8,785	8,754	8,662	7,602
Less: Taxable-equivalent adjustment	59	65	62	69	70
Net interest income	8,453	8,720	8,692	8,593	7,532
Provision for loan losses	6,300	4,635	1,350	1,700	3,000
Net interest income after loan loss provision	2,153	4,085	7,342	6,893	4,532
Noninterest income	2,719	1,985	1,990	5,886	1,478
Noninterest expense	8,684	8,779	8,931	9,270	7,672
Net income (loss) before income taxes	(3,812)	(2,709)	401	3,509	(1,662)
Income tax expense (benefit)	(1,672)	(1,172)	28	1,213	(771)
Net income (loss)	(2,140)	(1,537)	373	2,296	(891)
Dividends and accretion of discount on preferred stock	122	767	247	256	256
Net income (loss) available to common shareholders	$(2,262)	$(2,304)	$126	$2,040	$(1,147)

Per Common Share Data:
Net income (loss):
Basic	$(0.20)	$(0.20)	$0.01	$0.18	$(0.10)
Diluted	(0.20)	(0.20)	0.01	0.18	(0.10)
Weighted average shares outstanding:
Basic	11,469,525	11,470,599	11,462,107	11,455,642	11,454,919
Diluted	11,469,525	11,470,599	11,462,107	11,455,642	11,454,919
End of period shares outstanding	11,506,324	11,506,324	11,506,324	11,506,324	11,508,750
Cash dividends declared	$0.01	$0.01	$0.01	$0.01	$0.01
Book value	6.04	6.27	6.44	6.44	6.22
Tangible book value	5.93	6.15	6.31	6.29	6.09

Selected Financial Performance Ratios (annualized):
Return on average assets	(0.85)%	(0.85)%	0.05%	0.73%	(0.44)%
Return on average common equity	(12.86)%	(12.45)%	0.68%	11.00%	(6.39)%
Noninterest income to average total assets	1.02%	0.73%	0.72%	2.12%	0.56%
Noninterest expense to average total assets	3.25%	3.24%	3.23%	3.34%	2.91%
Efficiency ratio	77.73%	82.01%	83.61%	64.02%	85.15%

Operating Earnings (Non-GAAP):
Net income (loss) available to common shareholders	$(2,262)	$(2,304)	$126	$2,040	$(1,147)
(Gain) loss on acquisition, net of tax	-	(15)	29	(2,695)	155
Gain on sale of investments, net of tax	(405)	-	(67)	-	-
Other-than-temporary impairment on securities, net of tax	-	22	-	-	-
Acquisition and integration expenses, net of tax	-	584	86	345	27
Net operating income (loss)	$(2,667)	$(1,713)	$174	$(310)	$(965)

Operating net income (loss) per common share:
Basic	$(0.23)	$(0.15)	$0.02	$(0.03)	$(0.08)
Diluted	(0.23)	(0.15)	0.02	(0.03)	(0.08)

Pre-tax, pre-credit earnings (1)	$3,543	$3,545	$3,545	$3,902	$2,638

Operating return on average assets	(1.00)%	(0.63)%	0.06%	(0.11)%	(0.37)%
Operating return on average equity	(11.72)%	(7.29)%	0.73%	(1.30)%	(4.13)%
Operating efficiency ratio (2)	68.13%	69.52%	67.52%	65.92%	72.99%

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

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2012	2011
	March 31	December 31	September 30	June 30	March 31
(Dollars in thousands, except per share data)

Credit Quality Information and Ratios:
Allowance for loan losses - beginning of period	$11,713	$12,956	$12,742	$12,006	$11,924
Add: Provision for loan losses	6,300	4,635	1,350	1,700	3,000
Less: Net charge-offs	6,430	5,878	1,136	964	2,918
Allowance for loan losses - end of period	$11,583	$11,713	$12,956	$12,742	$12,006

Assets not covered by FDIC loss-share agreements:
Past due loans (30-89 days) accruing	$5,362	$4,933	$4,479	$5,687	$5,692
Past due loans (30-89 days) to total non-covered loans	0.92%	0.86%	0.77%	0.99%	0.97%

Nonperforming non-covered loans:
One-to-four family residential	$2,698	$2,407	$1,556	$1,406	$2,373
Construction	-	-	-	-	72
Commercial land	3,852	2,631	3,176	3,167	4,653
Residential development	3,742	6,474	6,459	5,155	4,675
Other commercial real estate	8,924	4,173	6,602	10,306	9,636
Commercial business	1,086	168	306	201	309
Consumer	1,750	2,958	2,426	2,440	2,639
Total nonperforming non-covered loans	22,052	18,811	20,525	22,675	24,357
Other nonperforming non-covered assets	11,987	8,936	8,208	10,723	8,463
Total nonperforming non-covered assets	$34,039	$27,747	$28,733	$33,398	$32,820

Allowance for loan losses to total non-covered loans	2.00%	2.04%	2.23%	2.22%	2.05%
Net charge-offs to average non-covered loans (annualized)	4.44%	4.07%	0.79%	0.66%	2.00%
Nonperforming non-covered loans to non-covered loans	3.80%	3.28%	3.53%	3.95%	4.15%
Nonperforming non-covered assets to total assets	3.17%	2.57%	2.61%	2.99%	3.15%
Nonperforming non-covered assets to total non-covered loans and other real estate owned	5.75%	4.76%	4.87%	5.72%	5.51%

Assets covered by FDIC loss-share agreements:
Past due loans (30-89 days) accruing (3)	$2,726	$5,372	$6,430	$12,987	$7,006
Past due loans (30-89 days) to total covered loans	1.83%	3.36%	3.81%	7.34%	5.09%

Total covered nonperforming loans (4)	$40,582	$44,056	$37,074	$35,830	$24,791
Other covered nonperforming assets	9,447	8,746	12,765	14,127	8,225
Total covered nonperforming assets	$50,029	$52,802	$49,839	$49,957	$33,016

Classified Assets (5)
Non-covered classified loans	$32,147	$28,727	$35,357	$41,515	$42,915
OREO and other nonperforming assets	11,987	8,936	8,208	10,723	8,463
Total classified assets	$44,134	$37,663	$43,565	$52,238	$51,378

Tier 1 capital	$100,774	$102,539	$104,487	$105,088	$102,628

Total classified assets to Tier 1 capital	43.80%	36.73%	41.69%	49.71%	50.06%

(3)
The contractual balance of past due loans covered by  FDIC loss-share agreements totaled $7.7 million $13.7 million, $8.2 million, $7.0 million and $3.5 million at December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012 respectively.

(4)
The contractual balance of nonperforming loans covered by  FDIC loss-share agreements totaled $31.2 million, $28.7 million $39.3 million $48.8 million, $55.4 million and $46.2 million at December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012 respectively.

(5)	Excludes loans and OREO covered by FDIC loss-share agreements.

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2012	2011
	March 31	December 31	September 30	June 30	March 31
(Dollars in thousands, except per share data)

Net Interest Margin (annualized):
Yield on earning assets	4.75%	4.81%	4.84%	4.95%	4.62%
Cost of funds	0.92%	1.01%	1.11%	1.23%	1.32%
Net interest rate spread	3.83%	3.80%	3.73%	3.72%	3.30%
Net interest margin (taxable equivalent)	3.88%	3.84%	3.76%	3.78%	3.42%

Selected End of Period Balances:
Loans covered by FDIC loss-share agreements	$148,833	$159,688	$168,940	$177,047	$137,758
Loans not covered by FDIC loss-share agreements	579,692	574,100	582,065	573,603	586,897
Total loans, net	728,525	733,788	751,005	750,650	724,655
Investment securities	121,411	147,899	132,443	156,328	154,006
Total interest-earning assets	890,456	895,003	913,910	927,463	887,706
Total assets	1,073,815	1,080,460	1,098,974	1,117,993	1,041,444
Noninterest-bearing deposits	97,437	88,077	87,413	82,305	78,342
Interest-bearing deposits	775,209	787,979	801,167	822,273	754,461
Total deposits	872,646	876,056	888,580	904,578	832,803
Total borrowings and other debt	104,080	103,939	105,778	108,011	107,646
Shareholders' equity	90,010	92,659	94,782	94,771	92,276

Selected Quarterly Average Balances:
Loans covered by FDIC loss-share agreements	$154,344	$164,314	$173,755	$170,580	$142,353
Loans not covered by FDIC loss-share agreements	579,224	578,083	576,846	583,294	583,993
Average loans, net	733,568	742,397	750,601	753,874	726,346
Investment securities	128,086	140,846	146,017	157,513	135,645
Average interest-earning assets	880,073	906,064	920,932	918,118	902,141
Average total assets	1,069,651	1,084,313	1,107,687	1,110,740	1,053,747
Noninterest-bearing deposits	90,024	87,770	84,001	81,617	72,235
Interest-bearing deposits	777,621	789,233	810,469	814,736	769,152
Average total deposits	867,645	877,003	894,470	896,353	841,387
Average borrowings and other debt	103,181	105,872	106,696	107,872	109,385
Shareholders' equity	91,057	94,028	94,711	95,116	93,533

Capital Ratios:
Total equity to total assets	8.38%	8.58%	8.62%	8.48%	8.86%
Tangible common equity to tangible assets	6.36%	6.56%	6.61%	6.49%	6.73%
Total Risk-Based Capital (Bank only)	15.50%	15.60%	17.32%	17.29%	16.70%
Tier 1 Risk-Based Capital (Bank only)	14.25%	14.35%	16.06%	16.03%	15.44%
Tier 1 Leverage Capital (Bank only)	9.42%	9.44%	9.53%	9.42%	9.89%

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

Comparison of Financial Condition for the Periods Ended March 31, 2012 and December 31, 2011

Assets.  During the first quarter of 2012 total assets of the Company decreased by $6.6 million, or 0.6%, to $1.1 billion at March 31, 2012, as detailed in the following paragraphs.

Total cash and cash equivalents, which include cash and due from banks and interest bearing deposits, increased by $27.1 million, or 30.7%, from $88.3 million at December 31, 2011, to $115.4 million at March 31, 2012. This increase in cash and cash equivalents was primarily attributable to the sale of $35.5 million of investment securities.  The Company’s excess liquidity was held in the Bank’s account with the Federal Reserve Bank.  Management expects that a portion of these low-yielding bank deposits will be invested in higher-yielding loans and investments over the next several quarters.

During the three-month period ended March 31, 2012, loans receivable decreased by $5.3 million, or 0.7%, to $728.5 million at March 31, 2012.  This decrease was primarily due to the Company’s continuing efforts to reduce exposures in its commercial land and residential development loans, coupled with reduced loan demand. During the three-month period ended March 31, 2012, the Company’s non-covered commercial land and residential development loans decreased by $9.0 million, or 20.1%, to $35.6 million.  The Company remains focused on originating owner-occupied commercial real estate loans, commercial business loans, residential loans, and consumer loans to qualified borrowers.

A majority of the Company’s loans are to borrowers that are located in the Charlotte region.  While the economy in the Charlotte region has generally outperformed most other large metropolitan areas of the country during the ongoing economic slowdown, the economy in the Charlotte region remains sluggish.  However, the Company’s loan production has improved from $29.4 million during the first three months of 2011 to $40.2 million during the first three months of 2012.  The Company’s expansion into the North Georgia market will allow the Company to geographically diversify its loan portfolio.  Although the North Georgia market has sustained significant decreases in real estate values over the past several years, management believes that when economic conditions normalize, this new market will be able to provide additional loan growth for the Company. While continued economic slowdowns in the local markets that we serve would have a negative impact on the Company’s ability to generate loan growth, management will seek to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even in the current economic environment.

During the three-month period ended March 31, 2012, investment securities decreased by $26.5 million, or 17.9%, to $121.4 million.  The decrease was due to the sale of $35.5 million in investment securities, the effects of which were partly offset by the purchase of $21.3 million of investment securities.  These purchased securities were primarily U.S. Government agency amortizing securities that provide for periodic cash flow that can be reinvested in higher-yielding loans when loan demand strengthens and U.S. Government Agency bonds. The investments that were sold included similar types of securities.  Management expects the investment portfolio to increase as a percentage of total assets over the next 12 months as a portion of the Company’s excess liquidity is invested in higher-yielding investments.

Other real estate owned, which includes all properties acquired by the Company through foreclosure, totaled $21.3 million at March 31, 2012, compared to $17.6 million at December 31, 2011.   Of the $21.3 million in other real estate owned at March 31, 2012, $9.4 million is covered by FDIC loss-share agreements.  The remaining $11.9 million of non-covered other real estate owned is comprised of $1.8 million of one-to-four family residential dwellings, $6.0 million of undeveloped land, $3.8 million of developed residential lots, and $464,000 of commercial real estate.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition and are predominately located in the Bank’s primary lending area.  Properties may be reappraised after acquisition as market conditions change, resulting in additional valuation adjustments which are reflected in current period noninterest expenses.  Management will continue to aggressively market foreclosed properties for a timely disposition.

During the first three months of 2012, premises and equipment decreased by $217,000, or 0.8%, to $25.7 million at March 31, 2012.  This decrease was primarily due to normal depreciation which totaled $327,000 during the first three months of 2012.

During the first quarter of 2012, the Company’s FDIC loss share receivable decreased from $38.9 million at December 31, 2011, to $30.4 million at March 31, 2012.  This $8.4 million decrease was primarily due to the $9.9 million reimbursement payment that was made by the FDIC to the Bank during the quarter. These reimbursement payments are based on certificates filed by the Bank with the FDIC on a quarterly basis detailing charge-offs and other qualified expenses on covered loans.

Liabilities. Total liabilities decreased by $4.0 million, or 0.4%, from $987.8 million at December 31, 2011, to $983.8 million at March 31, 2012, as detailed in the following paragraphs.

During the first three months of 2012, total deposits decreased by $3.4 million, or 0.4%, to $872.6 million at March 31, 2012. The decrease in deposits was primarily due to a $16.0 million, or 3.9%, decline in time deposits. This decrease in time deposits was primarily due to the Company’s continued focus on building customer banking relationships and avoiding growth through offering above market rates on time deposits.  Excluding the time deposits, total core deposits increased by $12.6 million, or 2.7%, to $475.9 million at March 31, 2012.  This core deposit growth included a $9.4 million, or 10.6%, increase in non-interest bearing demand deposits, a $1.3 million, or 0.6%, increase in interest-bearing demand deposit accounts, a $371,000, or 0.2%, increase in money market accounts, and a $1.6 million, or 7.8%, increase in savings accounts.   We believe our core deposit growth was partly due to a flight to safety as funds moved from weaker financial institutions as well as a continued emphasis on increasing the Company’s retail and business customers through cross-selling opportunities.

During the first three months of 2012 borrowed money remained relatively flat at $78.7 million at March 31, 2012. The Company plans to use excess liquidity to repay these borrowings as they mature.  From time to time additional borrowed money may be used to fund additional loan growth, or to purchase investment securities.

Shareholders’ Equity.  Total shareholders’ equity decreased by $2.6 million, or 2.9%, from $92.7 million at December 31, 2011, to $90.0 million at March 31, 2012.  This decrease was primarily due to the net loss of $2.1 million during the three-month period and the $325,000 of other comprehensive loss that was due to the decrease in the fair value of investment securities, available for sale, during the three-month period ended March 31, 2012.  In addition, during the first quarter of 2012 the Company paid $115,000 in cash dividends on common stock and $122,000 in cash dividends on preferred stock, which also reduced shareholders’ equity.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

General.  Net loss allocable to common shareholders for the three months ended March 31, 2012, amounted to $2.3 million, or $0.20 per diluted share, as compared to a net loss allocable to common shareholders of $1.2 million, or $0.10 per diluted share, for the three months ended March 31, 2011.

Net interest income.  Net interest income increased by $921,000, or 12.2%, to $8.5 million for the first quarter of 2012 as compared to $7.5 million for the first quarter of 2011. The Company’s net interest margin increased by 46 basis points to 3.88% for the quarter ended March 31, 2012, compared to 3.42% for the quarter ended March 31, 2011.  This increase in the net interest margin was the result of a 40 basis point decrease in the cost of funds and a 13 basis point increase in the yield on assets.

Interest income increased by $82,000, or 0.8%, to $10.5 million for the first quarter of 2012.  This increase was primarily due to a 13 basis points increase in the Company’s yield on assets from 4.62% for the quarter ended March 31, 2011, to 4.75% for the quarter ended March 31, 2012.  The increase in the yield on assets was partially offset by a $22.1 million, or 2.4%, decrease in average interest-earning assets during the comparable first quarter periods to $880.1 million for the quarter ending March 31, 2012.  During the comparable first quarter periods, average interest-earning deposits decreased by $3.4 million, or 4.0%, to $83.3 million for the first quarter of 2012, average investment securities decreased by $7.6 million, or 5.6%, to $128.1 million for the first quarter of 2012, and average accruing loans decreased by $11.1 million, or 1.6%, to $668.7 million for the first quarter of 2012.  Average accruing loans decreased due to higher levels of repayments resulting from lower market interest rates and higher levels of average nonaccrual loans during the comparable periods.

Interest expense decreased by $839,000, or 29.4%, for the comparable quarters to $2.0 million for the first quarter of 2012.  This decrease in interest expense was largely due to lower market interest rates, which resulted in a 40 basis point decrease in the average cost of funds to 0.92% for the quarter ended March 31, 2012.  Partially offsetting the positive effects of the lower cost of funds was a $2.3 million, or 0.3%, increase in the average interest-bearing liabilities to $880.8 million for the first quarter of 2012.  This change included an $8.5 million, or 1.1%, increase in average interest-bearing deposits and a $6.2 million, or 5.7%, decrease in average borrowings.  The increase in average interest-bearing deposits was largely due to the acquisition of New Horizons Bank, while the decrease in average borrowings was due to normal maturities during the period.

Provision for loan losses.  The Company’s provision for loan losses increased from $3.0 million for the first quarter of 2011 to $6.3 million for the first quarter of 2012.  The increase in the provision for loan losses was largely due to the higher level of net charge-offs which totaled $6.4 million, or 4.4% of average non-covered loans annualized, during the first quarter of 2012 compared to $2.9 million, or 2.0% of average non-covered loans annualized, during the first quarter of 2011.  The Company’s ratio of nonperforming non-covered assets to total assets increased slightly to 3.17% at March 31, 2012, compared to 3.15% at March 31, 2011.  Management expects that the Company’s provision for loan losses during the next several quarters will be more in line with the amount incurred during the first quarter of 2011 rather than the amount incurred during the first quarter of 2012.

Noninterest income.  Noninterest income increased by $1.2 million to $2.7 million for the three months ended March 31, 2012, as compared to $1.5 million for the three months ended March 31, 2011. The primary reason for the increase was a $255,000 decrease in the loss from acquisition, a $664,000 increase in the gain on sale of investments and a $362,000 increase in other noninterest income.  These increases were partly offset by a $150,000 increase in the loss on sale of other assets.  The following table presents the detail for the three-month periods ending March 31, 2012 and March 31, 2011.

	Three Months Ended
	March 31
	2012	2011	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,055	$957	$98
Mortgage banking income	317	237	80
Commissions on sales of financial products	86	67	19
Income from bank-owned life insurance	184	182	2
Loss from acquisition	-	(255)	255
Gain on sale of investments, available for sale	664	-	664
Gain (loss) on sale of other assets	(138)	12	(150)
Other	551	278	273
Total noninterest income	$2,719	$1,478	$1,241

Service charges on deposit accounts were higher due to the increased number of demand deposit accounts, due in part to the acquisition of New Horizons Bank in April 2011, which generate monthly service charges and non-sufficient fund fees on overdrafts.  Mortgage banking income was higher in the first quarter of 2012 due to increased origination activity resulting largely from lower mortgage loan interest rates.  Commissions on sales of financial products were slightly higher in 2012 due to increased transactions during the period.  Income from bank-owned life insurance was flat during the respective quarters. The loss from acquisition in the first quarter of 2011 was an adjustment to the initial $18.7 million gain that was booked in conjunction with the acquisition of Bank of Hiawassee. The gain on sale of investments was higher during the first quarter of 2012, due to the fact that there were no investments sold during the first quarter of 2011.  The loss on sale of other assets was higher due to the recognition of gains from the sale of other real estate owned during the first quarter of 2011.  Other income increased primarily due the receipt of life insurance proceeds relating to the death of a former director.

Noninterest expense.  Noninterest expense increased by $1.0 million, or 13.0%, to $8.8 million for the quarter ended March 31, 2012.  The following table presents the detail of noninterest expense for the three-month periods ending March 31, 2012 and March 31, 2011.

	Three Months Ended
	March 31
	2012	2011	Variance
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$3,846	$3,648	$198
Occupancy and equipment	908	828	80
Data processing and other technology	255	183	72
Professional services	275	253	22
Advertising and business development	68	54	14
Loan collection and other expenses	251	290	(39)
Deposit insurance	418	334	84
Amortization of intangible assets	122	139	(17)
Office supplies	60	70	(10)
Telephone and communications	106	97	9
Other real estate owned valuation adjustments	1,000	509	491
Other real estate owned expenses	469	364	105
Acquisition and integration expenses	-	45	(45)
Other	906	858	48
Total noninterest expense	$8,684	$7,672	$1,012

Compensation and benefits increased due to the employees that were added as a part of the New Horizons Bank acquisition in April 2011.  Occupancy and equipment expense increased in part due to the addition of one full service office as a result of the aforementioned acquisition. Increases in data processing and other technology, advertising and business development and deposit insurance were also largely related to the new market and the additional accounts and customers that resulted from the New Horizons Bank acquisition.  Professional services increased due to higher consulting fees incurred during the first quarter of 2012 as compared to the first quarter of 2011.  Loan collection and other expenses decreased due to lower FDIC-covered expenses during the first quarter of 2012 compared to the first quarter of 2011.  Amortization of intangible assets was slightly lower due to the reduced amortization expense related to the core deposit intangible that was created as a result of previous acquisitions.  This intangible asset is being amortized over an eight-year period using the accelerated method, resulting in a progressive decreased expense over the amortization period.  Office supplies and telephone and communications expenses were relatively unchanged during the respective quarters.  Other real estate owned valuation adjustments and other real estate owned expenses increased due to a higher number of foreclosed properties and a decline in local real estate values for commercial land and residential development properties during the past year.  Acquisition and integration expenses decreased since there were no acquisition or integration-related expenses during the first quarter of 2012. Other expenses increased primarily as a result of higher stock-related expenses, insurance premiums, postage and other various miscellaneous items.

Income taxes.  The Company recognized an income tax benefit of $1.7 million for the quarter ended March 31, 2012, compared to an income tax benefit of $771,000 for the quarter ended March 31, 2011.  The increase in the income tax benefit was due to the decrease in the pre-tax income in the first quarter of 2012 compared to the pre-tax loss in the first quarter of 2011.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  As of March 31, 2012, the Company’s cash and cash equivalents totaled $115.4 million.  Of this amount, $102.5 million was held in the Company’s account with the Federal Reserve Bank.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $104.4 million available to draw from its line of credit with the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally investment securities that are obligations of, or guaranteed by, U.S. Government Agencies, or Government Sponsored Enterprises) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $16.0 million available from an unsecured federal funds accommodation with Pacific Coast Bankers Bank (“PCBB”).  PCBB is the Company’s primary correspondent bank. The federal funds facility is available through September 30, 2012, and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this facility are generally repaid on a daily basis at a rate determined by PCBB based on their marginal cost of funds.  Advances are limited to not more than 10 consecutive days at a time.  The Company also has an unsecured federal funds accommodation with CenterState Bank of Florida in the amount of $5.0 million.  The credit facility, which is used to fund short-term liquidity needs, may be terminated at any time and may not be outstanding for more than 14 consecutive days.   The Company may also solicit brokered deposits for providing funds for asset growth.  As of March 31, 2012, the Company had no outstanding brokered deposits and $443,000 of internet deposits that were assumed from the acquisition of New Horizons Bank.  These internet deposits are not renewed at maturity. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At March 31, 2012, the Company had loan commitments of $13.1 million, unused lines of credit of $112.3 million, and undisbursed construction loan proceeds of $795,000.  The Company also has various leases in place to provide office space for four full-service offices and one in-store office.  The current annualized cost of these leases was $641,000.  Two leases totaling approximately $175,000 expire in 2012 and are not expected to be renewed.  Short-term borrowings totaled $25.1 million at March 31, 2012.  These short-term borrowings consisted of $9.9 million of daily securities sold under repurchase agreements and $15.2 million of FHLB advances that mature over the next 12 months. The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing. The Company believes that given its current level of internal and external sources of liquidity, it has adequate resources to fund loan commitments and lines of credit, repay short-term borrowings if necessary, and fund any other normal obligations that may arise in the near future.

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

The Bank’s actual capital levels and regulatory capital ratios as of March 31, 2012, are presented in the following table.

			Minimum Requirements to
	Actual		be Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	$109,650	15.50%	$70,739	10.00%
Tier 1 capital (to risk-weighted assets)	100,774	14.25%	42,444	6.00%
Tier 1 capital (to adjusted total assets)	100,774	9.42%	53,514	5.00%
Tangible capital (to adjusted total assets)	100,774	9.42%	32,108	3.00%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s asset/liability management strategies or interest rate position that were described in Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, during the first quarter of 2012 the Company made the following changes with respect to the Company's internal control over financial reporting:

•	The Company appointed a new Chief Risk Officer.
•	All charge-offs or write downs in excess of $5,000 are now be approved by the Principal Executive Officer.
•	Loan reviews have been completed on all loan relationships of $750,000 or greater, as compared to the prior loan review exposure level of $1,500,000 or greater.
•	A quarterly Classified Loan Asset Report is completed on all troubled relationships of $250,000 or greater, as compared to the prior level of $500,000 or greater.
•	Various additional reports are being prepared and reviewed by the Chief Financial Officer and the Chief Risk Officer to ensure the proper classification of loans as “impaired.”
•	The Bank’s Troubled Asset Officers are managing a larger amount of loans, which, in the past, were handled by lower-level Bank officers.
•
Additional Bank employees are involved in periodic discussions regarding past-due loans and additional discussions are being held relating to various items, including the risk grading, classification and impairment of loans.

•	One employee has been appointed Real Estate Appraisal Assistant to better organize the appraisal process to ensure timely ordering, receipt and review of appraisals.
•	Additional internal system reminders and reviews have been established with respect to the monitoring of certain servicing issues.

Other than the changes noted above, there has been no change in the Company’s internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not repurchase any common stock during the quarter ended March 31, 2012.

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

Citizens South Banking Corporation

Date: May 15, 2012	By:	/s/ Kim S. Price
Kim S. Price President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Gary F. Hoskins
Gary F. Hoskins Executive Vice President, Chief Financial Officer and Treasurer