Form 10-Q
period 2012-06-30
CITIZENS SOUTH BANKING CORP
filed 2012-08-14
CIK 1051871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q
____________________

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _____

Commission File Number 0-23971

______________________________

Citizens South Banking Corporation
(Exact name of registrant as specified in its charter)
______________________________

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

As of August 14, 2012, there were 11,506,324 shares outstanding of the Registrant’s common stock, $0.01 par value.

Citizens South Banking Corporation

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CITIZENS SOUTH BANKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012	December 31, 2011 *
(Dollars in thousands, except share and per share data)	(unaudited)

ASSETS
Cash and cash equivalents:
Cash and due from banks	$11,839	$13,296
Interest bearing deposits	116,985	75,048
Cash and cash equivalents	128,824	88,344
Investment securities available for sale, at fair value	18,358	52,136
Investment securities held to maturity, at amortized cost	82,276	95,763
Federal Home Loan Bank stock, at cost	4,443	5,067
Presold loans in process of settlement	2,146	2,146
Loans:
Covered by FDIC loss-share agreements	128,874	159,688
Not covered by FDIC loss-share agreements	587,498	574,100
Loans, net of deferred fees and costs	716,372	733,788
Allowance for loan losses	(11,735)	(11,713)
Loans, net	704,637	722,075
Other real estate owned	21,405	17,571
Premises and equipment, net	25,396	25,888
FDIC loss share receivable	28,863	38,931
Accrued interest receivable	1,840	2,773
Bank-owned life insurance	18,723	18,978
Intangible assets	1,141	1,373
Other assets	11,125	9,415
Total assets	$1,049,177	$1,080,460

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$852,764	$876,056
Securities sold under repurchase agreements	7,554	9,787
Borrowed money	76,706	78,688
Subordinated debt	15,464	15,464
Other liabilities	7,216	7,806
Total liabilities	959,704	987,801

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 1,000,000 shares; Issued and outstanding: 20,500 shares	20,500	20,500
Common stock, $0.01 par value, Authorized: 20,000,000 shares; Issued: 11,561,464 shares; Outstanding: 11,506,324 shares at June 30, 2012 and December 31, 2011	124	124
Additional paid-in-capital	64,209	63,888
Retained earnings, substantially restricted	4,647	7,854
Accumulated other comprehensive income (loss)	(7)	293
Total shareholders' equity	89,473	92,659
Total liabilities and shareholders' equity	$1,049,177	$1,080,460

* Derived from audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in thousands, except per share data)

Interest Income
Interest and fees on loans	$9,355	$10,329	$19,002	$19,790
Investment securities:
Taxable interest income	606	983	1,343	1,776
Tax-exempt interest income	25	69	62	137
Other interest income	65	38	114	103
Total interest income	10,051	11,419	20,521	21,806
Interest Expense
Deposits	1,121	1,981	2,357	3,982
Repurchase agreements	7	19	14	37
Borrowed money	680	753	1,371	1,516
Subordinated debt	80	73	163	145
Total interest expense	1,888	2,826	3,905	5,680

Net interest income	8,163	8,593	16,616	16,126
Provision for loan losses	2,555	1,700	8,855	4,700
Net interest income after provision for loan losses	5,608	6,893	7,761	11,426
Noninterest Income
Service charges on deposit accounts	1,092	1,046	2,147	2,004
Mortgage banking income	393	254	710	491
Commissions on sales of financial products	67	69	153	136
Income from bank-owned life insurance	184	214	368	397
Gain (loss) from acquisition	(175)	4,418	(175)	4,163
Gain on sale of investments, available for sale	-	1	664	1
Gain (loss) on sale of other assets	85	(338)	(53)	(326)
Other	1,054	222	1,608	500
Total noninterest income	2,700	5,886	5,422	7,366
Noninterest Expense
Compensation and benefits	3,902	3,806	7,748	7,454
Occupancy and equipment	898	873	1,806	1,701
Data processing and other technology	235	296	491	530
Professional services	308	249	583	502
Advertising and business development	74	71	142	125
Loan collection and other expenses	864	204	1,116	494
Deposit insurance	(49)	361	369	695
Amortization of intangible assets	109	136	231	275
Office supplies	53	62	112	132
Telephone and communications	107	111	213	207
Other real estate owned valuation adjustments	1,784	1,476	2,784	1,984
Other real estate owned expenses	388	596	858	597
Acquisition and integration expenses	-	566	-	611
Other	859	463	1,767	1,638
Total noninterest expense	9,532	9,270	18,220	16,945

Income (Loss) before income tax expense (benefit)	(1,224)	3,509	(5,037)	1,847
Income tax expense (benefit)	(576)	1,213	(2,249)	442
Net income (loss)	(648)	2,296	(2,788)	1,405
Dividends on preferred stock	68	256	190	512

Net income (loss) allocable to common shareholders	$(716)	$2,040	$(2,978)	$893

Net income (loss) per common share - basic	$(0.06)	$0.18	$(0.26)	$0.08
Net income (loss) per common share - diluted	(0.06)	0.18	(0.26)	0.08

See accompanying notes to condensed consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in thousands)

Net income (loss)	$(648)	$2,296	$(2,788)	$1,405

Other comprehensive income (loss):
Investment securities, available for sale:
Unrealized holding gains arising during period	41	827	175	876
Tax expense	(16)	(319)	(67)	(338)
Reclassification for realized gains included in net income	-	(1)	(664)	(1)
Tax benefit	-	-	256	-
Other comprehensive income (loss)	25	507	(300)	537
Total comprehensive income (loss)	$(623)	$2,803	$(3,088)	$1,942

See accompanying notes to condensed consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(Dollars in thousands)

Balances, January 1, 2011	$20,672	$124	$63,000	$9,663	$(16)	$93,443

Net income	-	-	-	1,405	-	1,405
Other comprehensive income, net of tax	-	-	-	-	538	538
Accretion of discount on preferred stock	41	-	-	(41)	-	-
Allocation from shares purchased with loan to ESOP	-	-	22	-	-	22
Vesting of Recognition and Retention Plan ("RRP")	-	-	50	-	-	50
Stock-based compensation	-	-	53	-	-	53
Cash dividends on preferred stock, net of accretion	-	-	-	(512)	-	(512)
Cash dividends on common stock	-	-	-	(228)	-	(228)
						-
Balances, June 30, 2011	$20,713	$124	$63,125	$10,287	$522	$94,771

Balances, January 1, 2012	$20,500	$124	$63,888	$7,854	$293	$92,659

Net loss	-	-	-	(2,788)	-	(2,788)
Other comprehensive loss, net of tax	-	-	-	-	(300)	(300)
Allocation from shares purchased with loan to ESOP	-	-	25	-	-	25
Vesting of RRP	-	-	246	-	-	246
Stock-based compensation	-	-	50	-	-	50
Cash dividends on preferred stock	-	-	-	(190)	-	(190)
Cash dividends on common stock	-	-	-	(229)	-	(229)
						-
Balances, June 30, 2012	$20,500	$124	$64,209	$4,647	$(7)	$89,473

See accompanying notes to condensed consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2012	2011
(Dollars in thousands)

Cash flows from operating activities
Net income (loss)	$(2,788)	$1,405
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	8,855	4,700
Depreciation of premises and equipment	649	645
Deferred income tax benefit	(1,363)	(304)
(Gain) loss on acquisition	175	(4,163)
Gain on sale of investment securities available for sale	(664)	(1)
Loss on sale of other real estate owned and repossessed assets	53	326
Valuation adjustment on other real estate owned	2,784	1,984
Net purchase accounting adjustments	(13,072)	5,828
Net decrease in presold loans in process of settlement	-	1,925
Deferred loan origination fees	117	101
Amortization of intangible assets	231	275
Allocation from shares purchased with loan to ESOP	25	22
Stock-based compensation	50	53
Vesting of shares issued for the RRP	246	50
Decrease in accrued interest receivable	932	223
Decrease in other assets	2,972	14,956
Decrease in other liabilities	(588)	(1,178)
Net cash provided by (used in) operating activities	(1,386)	26,847

Cash flows from investing activities
Net decrease in loans made to customers	8,180	14,840
Proceeds from sales of investment securities available for sale	35,520	2,351
Proceeds from sales of other real estate owned	6,705	4,420
Proceeds from maturities/issuer calls of investment securities available for sale	13,745	5,607
Proceeds from maturities/issuer calls of investment securities held to maturity	26,691	6,594
Purchases of investment securities available for sale	(8,311)	-
Purchases of investment securities held to maturity	(13,204)	(48,714)
Net cash received in acquisition	-	7,912
Redemption of FHLB stock	624	507
Purchases of premises and equipment	(157)	(2,056)
Net cash provided by (used in) investment activities	69,793	(8,539)

Cash flows from financing activities
Net decrease in deposits	(23,542)	(42,602)
Dividends paid to common stockholders	(229)	(228)
Dividends paid to preferred stockholders	(190)	(512)
Net decrease in borrowed money and repurchase agreements	(4,216)	(6,882)
Increase in advances from borrowers for insurance and taxes	250	354
Net cash used in financing activities	(27,927)	(49,870)

Net increase (decrease) in cash and cash equivalents	40,480	(31,562)
Cash and cash equivalents at beginning of year	88,344	120,899
Cash and cash equivalents at end of year	$128,824	$89,337

Supplemental non-cash investing activity
Loans transferred to other real estate owned	$13,358	$10,469

See accompanying notes to condensed consolidated financial statements.

CITIZENS SOUTH BANKING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the interim financial statements as of and for the three- and six-month periods ended June 30, 2012 and 2011, and have been included as required by Regulation S-X Rule 10-01. They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited condensed consolidated financial statements include management estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, other-than-temporary impairments on securities, and the fair value of acquired loans.  Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements include the accounts of Citizens South Banking Corporation, its wholly-owned subsidiary, Citizens South Bank, and the Bank’s wholly-owned subsidiaries, Citizens South Financial Services, Inc. and Citizens Properties, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain of the prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications were immaterial to the financial statements. Results for the three- and six-month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2012.

Note 2 – Merger with Park Sterling Corporation

On May 14, 2012, the Company announced the signing of a definitive merger agreement with Park Sterling Corporation (“Park Sterling”) under which Park Sterling will acquire Citizens South for a total value of approximately $77.8 million, excluding the exchange of $20.5 million in preferred stock issued to the United States Department of the Treasury in connection with Citizen South’s participation in the Small Business Lending Fund. The merger agreement has been unanimously approved by the board of directors of each company. Closing of the transaction, which is expected to occur in the fourth quarter of 2012, is subject to customary conditions, including approval by Citizens South’s shareholders, approval by Park Sterling’s shareholders and receipt of regulatory approval. Under the terms of the merger agreement, Citizens South shareholders will have the right to receive either $7.00 in cash or 1.4799 Park Sterling shares for each Citizens South share they hold, subject to the limitation that the total consideration will consist of 30.0% in cash and 70.0% in Park Sterling shares. Those Citizens South shares exchanged for stock will convert to Park Sterling shares in what is intended to be a tax-free exchange. Cash will also be paid in lieu of fractional shares. The transaction value at the time of the proposed merger may change due to potential fluctuations in the price of Park Sterling stock.

Note 3 - Recent Accounting Pronouncements

A summary of the accounting policies followed by the Company may be found in Note 1 – Organization and Summary of Significant Accounting Policies in the 2011 Annual Report on Form 10-K filed with the SEC.  Updates to the significant accounting policies are reported in the Company’s quarterly reports filed with the SEC on Form 10-Q as new or revised accounting pronouncements are made. The following paragraphs update that information for the second quarter of 2012.

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

Several other new accounting standards became effective during the periods presented or will be effective subsequent to June 30, 2012. None of these new standards had or is expected to have a material impact on the Company’s consolidated financial statements.

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

The potential common stock of the Company includes stock options and unvested shares issued for the Recognition and Retention Plan (“RRP”) granted to various directors and officers of the Bank and unexercised warrants issued to the U.S. Treasury. The Company excluded 659,794 outstanding options for the three- and six-month periods ended June 30, 2012, and 745,602 outstanding options for the three- and six-month periods ended June 30, 2011.  In addition, the exercise price of all of these options exceeded the average closing price of the shares of common stock during the three and six month periods ended June 30, 2012 and 2011 and, accordingly would have been anti-dilutive and therefore excluded from the diluted EPS calculation. At June 30, 2011, all of the 450,314 warrants had an exercise price which was in excess of the market value of the stock, so no warrants were included in the calculation of diluted earnings per share for this period since they would have also been anti-dilutive.  There were no warrants outstanding at June 30, 2012.

The following is a reconciliation of the diluted earnings per share calculation for the three- and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)

Net income (loss) allocable to common shareholders	$(716)	$2,040	$(2,978)	$893
Weighted average number of shares outstanding	11,463,396	11,455,642	11,460,110	11,451,619
Basic net income (loss) per common share	$(0.06)	$0.18	$(0.26)	$0.08

Net income (loss) allocable to common shareholders	$(716)	$2,040	$(2,978)	$893
Weighted average number of shares outstanding	11,463,396	11,455,642	11,460,110	11,451,619
Incremental shares from assumed exercise of stock options and warrants	-	-	-	-
Weighted average number of shares outstanding - diluted	11,463,396	11,455,642	11,460,110	11,451,619
Diluted net income (loss) per common share	$(0.06)	$0.18	$(0.26)	$0.08

Note 5 – Investment Securities

The following is a summary of the amortized cost, unrealized gains and losses, and estimated fair value of the investment securities portfolio at June 30, 2012 and December 31, 2011 by major classification:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2012
Available for Sale:
Municipal bonds	$1,675	$3	$-	$1,678
Mortgage-backed securities	14,994	74	13	15,055
Other securities	1,701	44	120	1,625
Subtotal	18,370	121	133	18,358

Held to Maturity:
U.S. Treasury obligations	9,981	38	0	10,019
U.S. Government Agency obligations	13,996	59	-	14,055
Municipal bonds	3,272	91	-	3,363
Mortgage-backed securities	45,992	2,499	-	48,491
SBA securities	5,035	70	-	5,105
Other securities	4,000	-	186	3,814
Subtotal	82,276	2,757	186	84,847
Total investment securities	$100,646	$2,878	$319	$103,205

December 31, 2011
Available for Sale:
U.S. Government Agency obligations	$7,168	$73	$-	$7,241
Municipal bonds	6,578	133	-	6,711
Mortgage-backed securities	35,170	330	8	35,492
SBA securities	1,255	71	-	1,326
Other securities	1,488	44	166	1,366
Subtotal	51,659	651	174	52,136

Held to Maturity:
U.S. Treasury obligations	9,972	61	-	10,033
U.S. Government Agency obligations	25,989	74	4	26,059
Municipal bonds	3,300	99	-	3,399
Mortgage-backed securities	52,502	2,277	-	54,779
Other securities	4,000	-	155	3,845
Subtotal	95,763	2,511	159	98,115
Total investment securities	$147,422	$3,162	$333	$150,251

The amortized cost and estimated fair value of investment securities available for sale and held to maturity at June 30, 2012, by contractual maturity are shown in the following table. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)

Available for Sale:

Due in one year or less	$3,181	$3,188
Due after one year through five years	4,365	4,384
Due after five years through ten years	3,333	3,363
Due after ten years	5,804	5,856
Equities	1,687	1,567
Total	$18,370	$18,358

Held to Maturity:
	-	-
Due in one year or less	$14,865	$15,170
Due after one year through five years	29,996	30,607
Due after five years through ten years	25,350	25,733
Due after ten years	12,065	13,337
Total	$82,276	$84,847

The following table shows the amount of the fair values and gross unrealized losses of the investment securities by investment types segregated between those that have been in a continuous unrealized-loss position for less than twelve months and those investments that have been in a continuous unrealized-loss position for more than twelve months at June 30, 2012 and December 31, 2011.  At June 30, 2012, the unrealized losses related to four mortgage-backed securities, four corporate bonds and two equity securities. Of these ten securities, five have been in a continuous unrealized-loss position for more than 12 months.  At December 31, 2011, the unrealized losses related to one U.S. Government Agency obligation, six mortgage-backed securities and six other securities.  Of these thirteen securities, five have been in a continuous unrealized-loss position for more than 12 months.

Management periodically evaluated each investment security for other than temporary impairment, relying primarily on industry analyst reports, market conditions, and interest rate fluctuations. As of June 30, 2012, and December 31, 2011, management concluded that the unrealized losses presented in the table below were temporary in nature since the unrealized losses were largely attributable to changes in interest rates and not a deterioration of the credit quality of the issuers.  Also, the Company has the intent and ability to hold these investment securities until maturity or until such unrealized losses are eliminated.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2012
Available for Sale:
Mortgage-backed securities	$3,493	$13	$-	$-	$3,493	$13
Other securities	-	-	240	120	240	120
Subtotal	3,493	13	240	120	3,733	133

Held to Maturity:
Other securities	896	104	2,918	82	3,814	186
Subtotal	896	104	2,918	82	3,814	186
Total temporarily impaired securities	$4,389	$117	$3,158	$202	$7,547	$319

December 31, 2011
Available for Sale:
Mortgage-backed securities	$4,619	$8	$88	$-	$4,707	$8
Other securities	165	93	29	73	194	166
Subtotal	4,784	101	117	73	4,901	174

Held to Maturity:
U.S. Government Agency obligations	1,996	4	-	-	1,996	4
Other securities	997	3	2,848	152	3,845	155
Subtotal	2,993	7	2,848	152	5,841	159

Total temporarily impaired securities	$7,777	$108	$2,965	$225	$10,742	$333

From time to time the Company will pledge investment securities as collateral to secure public deposits and for other purposes as required or allowed by law.  The amortized cost of these pledged investment securities was $78.1 million at June 30, 2012, and $82.1 million at December 31, 2011.

Note 6 - Loans

The Company makes various business and consumer loans in the normal course of business.  A brief description of these types of loans is as follows:

One-to-four family residential – This portfolio primarily consists of loans secured by residential properties located in the Company’s normal lending area.  These are amortizing loans with either fixed or adjustable rates for terms of 10 to 30 years, including conventional and jumbo loans.  These loans generally have an original loan-to-value ratio (“LTV”) of 80% or less.  Those loans with an initial LTV of more than 80% typically have private mortgage insurance to protect the Company.  This type of loan has historically possessed a lower than average level of loss to the Company compared to the Company’s entire loan portfolio.

Multifamily residential – This portfolio is moderately seasoned and is generally secured by multifamily residential properties in the Company’s normal lending area.  These loans generally have an initial LTV of 75% and an initial debt service coverage ratio of 1.2x to 1.0x.  The Company has not experienced any significant losses in this loan portfolio over the past 24 months.

Construction – This portfolio has decreased significantly over the past several years as fewer construction loans have been made during the economic downturn.  These loans are generally located in the Company’s normal lending area and were originated with an initial LTV of 80%.  Approximately 57% of these loans are secured by residential properties and 43% are secured by commercial properties.  The Company has not experienced any significant losses in this loan portfolio over the past 24 months.

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

Other commercial real estate – This portfolio consists of nonresidential improved real estate which includes churches, shopping centers, office buildings, etc.  These loans typically have an initial LTV of 75% and an initial debt service ratio of 1.2x to 1.0x.  Approximately 43% of this portfolio is secured by owner-occupied nonresidential properties.  These properties are generally located in the Company’s normal lending area.  Decreased rental income due to the economic slowdown has caused some deterioration in collateral values.   However, this loan portfolio has historically possessed a slightly lower than average loan loss ratio compared to the Company’s entire loan portfolio over the past 24 months.

Consumer real estate – Approximately 85% of this category includes home equity lines of credit (“HELOCs”) and approximately 15% of these loans are secured by residential lots purchased by consumers.  The HELOCs generally have an adjustable rate tied to prime rate and a term of 15 years.  The HELOCs initially had an LTV of up to 85%.  The residential lot loans typically have a term of five years or less and were made at an initial LTV of up to 90%.  Many of these properties have declined in value over the past several years.  The portfolio of consumer lot loans has experienced a higher than average level of loan losses over the past 24 months.  However, the portfolio of HELOCs has experienced a lower than average loan loss ratio over the past 24 months.

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

Other consumer - These loans are either unsecured or secured by automobiles, marketable securities, etc.  They are generally granted to local customers that have an established banking relationship with our Bank.  The loss history for this category of loans has been much lower than the Company’s historical average over the past 24 months.

The following is a summary of loans outstanding by category at the periods presented:

	June 30, 2012			December 31, 2011
	Loans Covered by FDIC Loss Share Agreements	Loans Not Covered by FDIC Loss Share Agreements	Total	Loans Covered by FDIC Loss Share Agreements	Loans Not Covered by FDIC Loss Share Agreements	Total
	(Dollars in thousands)

Real estate:
One-to-four family residential	$29,026	$114,321	$143,347	$34,641	$116,859	$151,500
Multifamily residential	2,882	17,074	19,956	2,926	16,759	19,685
Construction	33	27,114	27,147	1,255	19,602	20,857
Commercial land	8,782	22,885	31,667	13,670	28,122	41,792
Residential development	6,026	10,068	16,094	8,095	16,444	24,539
Owner occupied commercial real estate	17,872	116,435	134,307	20,027	95,990	116,017
Non-owner occupied commercial real estate	47,344	131,840	179,184	56,285	129,993	186,278
Consumer real estate	9,457	99,162	108,619	11,148	103,521	114,669
Total real estate	121,422	538,899	660,321	148,047	527,290	675,337
Commercial business	4,795	43,635	48,430	7,866	41,161	49,027
Other consumer	2,657	4,964	7,621	3,775	5,649	9,424
Total loans, net of deferred fees and costs	$128,874	$587,498	716,372	$159,688	$574,100	733,788
Less: Allowance for loan losses			11,735			11,713
Total loans, net			$704,637			$722,075

The Company, through its normal lending activity, originates substantially all of its loans to borrowers that are located in the Piedmont (central) Region of North and South Carolina and the North Georgia Region. The Company also has presold loans in process of settlement which totaled $2.1 million at June 30, 2012 and December 31, 2011.  These presold loans in process of settlement were not included in the table above.

As of June 30, 2012, the Company had $128.9 million in loans covered by FDIC loss-share agreements as a result of the acquisition of loans from Bank of Hiawassee and New Horizons Bank in separate FDIC-assisted transactions (referred to as “covered loans”).  The loans acquired in the Bank of Hiawassee transaction in March 2010 are covered by two loss-share agreements between the FDIC and the Bank, which afford the Bank significant protection against future loan losses.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans and five years for losses and eight years on recoveries on nonresidential loans. At acquisition, the Bank recorded an estimated receivable from the FDIC in the amount of $36.3 million, which represented the discounted value of the FDIC’s estimated portion of the expected future loan losses.  New loans made after the acquisition date are not covered by the FDIC loss-share agreements. These covered loans totaled $93.7 million at June 30, 2012.

In April 2011 the Company acquired New Horizons Bank in an FDIC-assisted transaction.  As part of this transaction, the Company acquired $49.3 million in loans at fair value. Of the acquired loans, $47.4 million are covered by two loss-share agreements between the FDIC and the Bank.  Under these loss-share agreements, the FDIC will cover 80% of net loan losses and qualified expenses.  The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans and five years for losses and eight years on recoveries on nonresidential loans. At acquisition, the Bank recorded an estimated receivable from the FDIC in the amount of $19.9 million, which represented the discounted value of the FDIC’s estimated portion of the expected future loan losses.  The remaining $1.9 million in loans acquired in the New Horizons Bank transaction were not covered by FDIC loss-share agreements.  As such, any losses incurred on these non-covered loans will be the sole responsibility of the Bank. New loans made after the acquisition date are not covered by the FDIC loss-share agreements. These covered loans totaled $35.2 million at June 30, 2012.

Note 7 – Credit Quality of Loans

Aging Analysis of Loans.  The Company considers a loan to be past due when the terms of the contractual obligation are not met by the borrower.  The following table presents an aging analysis of the Company’s loans not covered by FDIC loss-share agreements, loans covered by FDIC loss-share agreements and total loans summarizing current loans, past due loans, and nonaccrual loans by category at June 30, 2012 and December 31, 2011.

June 30, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Accruing
	(Dollars in thousands)

Not covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$489	$88	$-	$4,230	$4,807	$109,514	$114,321	$-
Multifamily residential	-	-	-	-	-	17,074	17,074	-
Construction	-	-	-	-	-	27,114	27,114	-
Commercial land	-	-	151	3,018	3,169	19,716	22,885	154
Residential development	-	-	-	3,000	3,000	7,068	10,068	-
Other commercial real estate	235	682	-	8,489	9,406	238,869	248,275	-
Consumer real estate	255	-	-	961	1,216	97,946	99,162	-
Total real estate	979	770	151	19,698	21,598	517,301	538,899	154
Commercial business	24	-	-	945	969	42,666	43,635	-
Other consumer	32	7	-	15	54	4,910	4,964	-
Total	$1,035	$777	$151	$20,658	$22,621	$564,877	$587,498	$154

Covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$759	$135	$61	$7,566	$8,521	$20,505	$29,026	$63
Multifamily residential	-	-	-	380	380	2,502	2,882	-
Construction	-	-	-	-	-	33	33	-
Commercial land	-	106	-	3,944	4,050	4,732	8,782	-
Residential development	-	-	-	3,759	3,759	2,267	6,026	-
Other commercial real estate	29	206	-	17,785	18,020	47,196	65,216	-
Consumer real estate	229	-	-	967	1,196	8,261	9,457	-
Total real estate	1,017	447	61	34,401	35,926	85,496	121,422	63
Commercial business	8	-	163	1,422	1,593	3,202	4,795	169
Other consumer	23	-	-	413	436	2,221	2,657	-
Total	$1,048	$447	$224	$36,236	$37,955	$90,919	$128,874	$232

Total at June 30, 2012
Real estate:
One-to-four family residential	$1,248	$223	$61	$11,796	$13,328	$130,019	$143,347	$63
Multifamily residential	-	-	-	380	380	19,576	19,956	-
Construction	-	-	-	-	-	27,147	27,147	-
Commercial land	-	106	151	6,962	7,219	24,448	31,667	154
Residential development	-	-	-	6,759	6,759	9,335	16,094	-
Other commercial real estate	264	888	-	26,274	27,426	286,065	313,491	-
Consumer real estate	484	-	-	1,928	2,412	106,207	108,619	-
Total real estate	1,996	1,217	212	54,099	57,524	602,797	660,321	217
Commercial business	32	-	163	2,367	2,562	45,868	48,430	169
Other consumer	55	7	-	428	490	7,131	7,621	-
Total	$2,083	$1,224	$375	$56,894	$60,576	$655,796	$716,372	$386

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Accruing
	(Dollars in thousands)

Not covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$80	$1,634	$-	$2,407	$4,121	$112,738	$116,859	$-
Multifamily residential	-	-	-	-	-	16,759	16,759	-
Construction	-	93	-	-	93	19,509	19,602	-
Commercial land	-	-	-	2,631	2,631	25,491	28,122	-
Residential development	-	-	-	6,474	6,474	9,970	16,444	-
Other commercial real estate	81	1,873	-	4,173	6,127	219,856	225,983	-
Consumer real estate	761	388	335	2,543	4,027	99,494	103,521	338
Total real estate	922	3,988	335	18,228	23,473	503,817	527,290	338
Commercial business	7	-	-	168	175	40,986	41,161	-
Other consumer	13	3	-	80	96	5,553	5,649	-
Total	$942	$3,991	$335	$18,476	$23,744	$550,356	$574,100	$338

Covered by FDIC loss-share agreements
Real estate:
One-to-four family residential	$1,530	$2,220	$215	$8,441	$12,406	$22,235	$34,641	$219
Multifamily residential	-	-	-	216	216	2,710	2,926	-
Construction	-	-	-	1,191	1,191	64	1,255	-
Commercial land	140	11	10	6,704	6,865	6,805	13,670	11
Residential development	-	-	-	4,578	4,578	3,517	8,095	-
Other commercial real estate	351	466	495	17,454	18,766	57,546	76,312	511
Consumer real estate	236	15	-	634	885	10,263	11,148	-
Total real estate	2,257	2,712	720	39,218	44,907	103,140	148,047	741
Commercial business	90	39	23	3,484	3,636	4,230	7,866	24
Other consumer	141	133	57	554	885	2,890	3,775	58
Total	$2,488	$2,884	$800	$43,256	$49,428	$110,260	$159,688	$823

Total at December 31, 2011
Real estate:
One-to-four family residential	$1,610	$3,854	$215	$10,848	$16,527	$134,973	$151,500	$219
Multifamily residential	-	-	-	216	216	19,469	19,685	-
Construction	-	93	-	1,191	1,284	19,573	20,857	-
Commercial land	140	11	10	9,335	9,496	32,296	41,792	11
Residential development	-	-	-	11,052	11,052	13,487	24,539	-
Other commercial real estate	432	2,339	495	21,627	24,893	277,402	302,295	511
Consumer real estate	997	403	335	3,177	4,912	109,757	114,669	338
Total real estate	3,179	6,700	1,055	57,446	68,380	606,957	675,337	1,079
Commercial business	97	39	23	3,652	3,811	45,216	49,027	24
Other consumer	154	136	57	634	981	8,443	9,424	58
Total	$3,430	$6,875	$1,135	$61,732	$73,172	$660,616	$733,788	$1,161

Troubled Debt Restructurings.  The Company adopted the amendments in Accounting Standards Update (“ASU”) No. 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, during the quarter ended September 30, 2011, and has reassessed all restructurings that occurred on or after the beginning of the 2011 fiscal year for identification as troubled debt restructurings (“TDRs”). The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as TDRs, the Company also identified them as impaired under the new guidance in ASC 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the second interim period of adoption for the Company, the recorded investment in the receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $1.3 million (310-40-65-1(b)), and there was no allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss (310-40-65-1(b)).

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

Combination Modification – Any other type of modification, including the use of multiple categories above.

The following table presents the Bank’s loans classified as TDRs by loan type as of June 30, 2012 and December 31, 2011:

	Accrual Status	Non-accrual Status	Total Contracts	Total TDRs
	(Dollars in thousands)
June 30, 2012

One-to-four family residential	$220	$-	$2	$220
Commercial land	875	678	3	1,553
Residential development	-	141	1	141
Other commercial real estate	4,450	4,936	23	9,386
Commercial business	-	885	1	885
Total	$5,545	$6,640	$30	$12,185

December 31, 2011

One-to-four family residential	$12	$-	1	$12
Commercial land	195	89	2	284
Residential development	633	-	2	633
Other commercial real estate	6,955	1,159	24	8,114
Total	$7,795	$1,248	$29	$9,043

The following table presents new TDRs that were restructured during the six months ended June 30, 2012, and June 30, 2011:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Total Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Total Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)

Interest only modification:
Commercial real estate	1	590	590	3	1,050	1,050
Subtotal	1	$590	$590	3	$1,050	$1,050

Term modification:
Residential real estate	1	$208	$208	-	$-	$-
Commercial business	-	-	-	3	598	598
Subtotal	1	$208	$208	3	$598	$598

Debt reduction reduction:
Commercial land	3	$4,576	$3,285	-	$-	$-
Subtotal	3	$4,576	$3,285	-	$-	$-

Total	5	$5,374	$4,083	6	$1,648	$1,648

All TDRs are not automatically placed on nonaccrual status.  Generally, those TDRs that are placed on non-accrual status may return to accrual status when the borrower has sustained repayment performance in accordance with the modified terms.  The number of payments needed to meet these criteria varies from loan to loan.  However, as a general rule, most non-accrual loans should be able to return to accrual status after the payment of six consecutive regular scheduled payments. During the six month period ended June 30, 2012, there were no payment defaults on any TDRs.  During the 12 month period ended December 31, 2011, there was one payment default on a residential TDR.  The collateral for this residential loan was acquired through foreclosure and was sold during the third quarter of 2011.  The loan had an original principal balance of $1.1 million and the resulting loss from disposition of the collateral was approximately $335,000.

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

Impaired Loans.  The Company evaluates impairment of its non-covered residential mortgage and consumer loans on a collective basis, while non-covered commercial and construction loans are evaluated individually for impairment.  The Company identifies a non-covered loan as impaired when it is probable that principal and interest will not be collected when due according to the contractual terms of the loan agreement.  Principal write-downs may be recognized for individual non-covered loans that management considers impaired.  The remainder of the portfolio of non-covered loans is segmented into groups of loans with similar risk characteristics for evaluation and analysis. Since all estimated impairments resulted in principal writedowns, there were no specific related allowances for the impaired loans at June 30, 2012, or December 31, 2011.

The following table details the Company’s impaired loans by type at June 30, 2012, and December 31, 2011:

	June 30, 2012				December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Net Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Net Principal Balance	Related Allowance
	(Dollars in thousands)

June 30, 2012
One-to-four family residential	$4,696	$5,143	$4,488	$-	$2,781	$2,739	$2,739	$-
Commercial land	3,355	4,343	3,194	-	3,062	4,523	2,826	-
Residential development	3,679	5,427	3,472	-	8,428	10,173	8,262	-
Commercial real estate - office	7,449	8,584	7,375	-	6,322	7,573	6,305	-
Commercial real estate - residential rental	2,288	2,933	2,244	-	4,076	4,808	4,029	-
Commercial real estate - owner-occupied	2,721	3,301	2,614	-	-	-	-	-
Commercial real estate - other	2,188	2,585	2,168	-	2,426	2,945	2,323	-
Consumer real estate	1,158	1,968	1,047	-	2,689	2,801	2,630	-
Commercial business	948	945	945	-	169	169	169	-
Other consumer	18	18	18	-	89	90	89	-
Total impaired loans	$28,500	$35,247	$27,565	$-	$30,042	$35,821	$29,372	$-

Credit Quality Indicators. We categorize loans using various credit quality indicators based on relevant information about the ability of borrowers to service their debts such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk.  This analysis is performed on at least a quarterly basis.  We use the following definitions for credit quality indicators:

Pass - Loans in classes that comprise the commercial business and consumer segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. The Company’s portfolio of FDIC-covered loans was considered to be Pass rated loans at June 30, 2012, and December 31, 2011, as the loans were recorded at estimated fair value on the acquisition date and have FDIC loss-share agreements to cover at least 80% of any future losses.

Special Mention - Loans designated as special mention have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date. Management believes that there is a moderate likelihood of some loss related to loans designated as Special Mention.

Substandard -  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have one or more well-defined weaknesses that jeopardize the liquidation of the debt.  There is a distinct possibility that the Company will sustain some loss if the deficiencies on these loans are not corrected.

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

As of June 30, 2012 and December 31, 2011, the credit quality indicators of loans were as follows:

	Pass	Special Mention	Substandard	Total
	(Dollars in thousands)
June 30, 2012

Real estate:
One-to-four family residential	$138,184	$483	$4,680	$143,347
Multifamily residential	18,901	1,055	-	19,956
Construction	27,147	-	-	27,147
Commercial land	25,296	720	5,651	31,667
Residential development	11,904	-	4,190	16,094
Owner occupied CRE	126,414	4,988	2,905	134,307
Other commercial real estate	153,500	15,846	9,838	179,184
Consumer land	15,479	200	516	16,195
Home equity lines of credit	89,853	1,294	1,277	92,424
Total real estate	606,678	24,586	29,057	660,321
Commercial business	47,138	244	1,048	48,430
Other consumer	7,416	168	37	7,621
Total loans	$661,232	$24,998	$30,142	$716,372

December 31, 2011

Real estate:
One-to-four family residential	$149,013	$562	$1,925	$151,500
Multifamily residential	19,685	-	-	19,685
Construction	20,857	-	-	20,857
Commercial land	30,202	8,600	2,990	41,792
Residential development	15,806	1,037	7,696	24,539
Other commercial real estate	269,970	19,925	12,400	302,295
Consumer land	17,356	458	1,560	19,374
Home equity lines of credit	92,752	790	1,753	95,295
Total real estate	615,641	31,372	28,324	675,337
Commercial business	48,477	254	296	49,027
Other consumer	9,147	170	107	9,424
Total loans	$673,265	$31,796	$28,727	$733,788

Note 8 - Allowance for Loan Losses

The Company has established a systematic methodology for determining the allowance for loan losses.  This methodology is set forth in a formal policy and considers all non-covered loans in the portfolio.    The two primary components of the Company’s loan loss methodology are as follows:

1)
Quantitative Reserve Component. Quantitative reserves represent the current loss contingency estimate on pools of loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on homogeneous groups of loans according to contractual terms should one or more events occur, excluding those loans specifically identified above. This component of the allowance for loan losses is based on the historical loss experience of the Company. This loss experience was collected by evaluating internal loss data. The historical loss rates are grouped by loan product type. The Company utilizes average historical losses over the prior eight quarters in evaluating this component for all loan types.

2)
Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. The Company considers portfolio trends; portfolio concentrations; economic and market trends; changes in lending practices; and other factors to evaluate the need for qualitative adjustments.

A reconciliation of the allowance for loan losses for the three and six month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Balance - Beginning of period	$11,583	$12,006	$11,713	$11,924
Charge-offs:
One-to-four family residential	(518)	(312)	(1,417)	(1,137)
Construction	-	(5)	-	(41)
Commercial land	(101)	(291)	(191)	(2,244)
Residential development	(313)	(386)	(2,805)	(386)
Other commercial real estate	(938)	(256)	(2,319)	(256)
Consumer real estate	(774)	(35)	(2,504)	(91)
Commercial business	(227)	(35)	(227)	(188)
Other consumer	(22)	(5)	(33)	(18)
Total charge-offs	(2,893)	(1,325)	(9,496)	(4,361)
Recoveries:
One-to-four family residential	35	4	68	7
Multifamily residential	4	-	4	-
Construction	2	181	-	231
Commercial land	119	-	119	-
Residential development	32	128	89	128
Other commercial real estate	235	30	314	14
Consumer real estate	59	2	61	9
Commercial business	1	10	3	13
Other consumer	3	6	5	77
Total recoveries	490	361	663	479
Provision for loan losses	2,555	1,700	8,855	4,700
Balance - End of period	$11,735	$12,742	$11,735	$12,742

Loans totaling $128.9 million that were covered under the FDIC loss-share agreements were not included in the Company’s evaluation of the adequacy of loan loss allowances since potential losses are covered up to at least 80% by the FDIC.  These covered loans were recorded at their estimated fair value at the time of the acquisition.  Management evaluates the adequacy of the fair value of these acquired loans on a periodic basis to ensure that the existing values remain reasonable.  If the fair value of these loans is not considered adequate, then the principal balance of the loan is written down to the current fair value through a charge to the provision for loan losses on acquired loans.  The Company recognized loan loss provision expense on acquired loans in the amount of $505,000 for the six months ended June 30, 2012.  There was no such provision expense recognized during the six month period ended June 30, 2011.

The following table presents a disaggregated analysis of the activity in the allowance for loan losses and loan balances for non-covered loans for the three months ended June 30, 2012 and June 30, 2011.

	One-to-four family residential	Multifamily residential	Construction	Commercial land	Residential development	Other commercial real estate	Consumer real estate	Commercial business	Other consumer	Total
	(Dollars in thousands)
June 30, 2012
Allowance for loan losses
Balance - April 1, 2012	$534	$150	$650	$2,344	$2,064	$1,927	$1,372	$2,002	$540	$11,583
Charge-offs	(475)	-	-	-	(232)	(688)	(759)	(217)	(11)	(2,382)
Recoveries	35	-	2	119	32	235	57	1	3	484
Provision	450	-	-	-	150	500	650	250	50	2,050
Balance - June 30, 2012	$544	$150	$652	$2,463	$2,014	$1,974	$1,320	$2,036	$582	$11,735

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	$544	$150	$652	$2,463	$2,014	$1,974	$1,320	$2,036	$582	$11,735

Loans
Loans individually evaluated for impairment	$4,488	$-	$-	$3,194	$3,472	$14,401	$1,047	$945	$18	$27,565
Loans collectively evaluated for impairment	109,833	17,074	27,114	19,691	6,596	233,874	98,115	42,690	4,946	559,933
Total non-covered loans	$114,321	$17,074	$27,114	$22,885	$10,068	$248,275	$99,162	$43,635	$4,964	$587,498

June 30, 2011
Allowance for loan losses
Balance - April 1, 2011	$528	$200	$1,014	$2,014	$1,996	$1,645	$1,551	$2,500	$558	$12,006
Charge-offs	(312)	-	(5)	(291)	(386)	(256)	(35)	(35)	(5)	(1,325)
Recoveries	4	-	181	-	128	30	2	10	6	361
Provision	300	-	-	500	300	500	50	50	-	1,700
Balance - June 30, 2011	$520	$200	$1,190	$2,223	$2,038	$1,919	$1,568	$2,525	$559	$12,742

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	520	200	1,190	2,223	2,038	1,919	1,568	2,525	559	12,742
Total	$520	$200	$1,190	$2,223	$2,038	$1,919	$1,568	$2,525	$559	$12,742

December 31, 2011
Loans
Loans individually evaluated for impairment	$2,739	$-	$-	$2,826	$8,262	$12,657	$2,630	$169	$89	$29,372
Loans collectively evaluated for impairment	114,120	16,759	19,602	25,296	8,182	213,326	100,891	40,992	5,560	544,728
Total non-covered loans	$116,859	$16,759	$19,602	$28,122	$16,444	$225,983	$103,521	$41,161	$5,649	$574,100

The following tables present a disaggregated analysis of the activity in the allowance for loan losses and loan balances for non-covered loans for the six months ended June 30, 2012 and June 30, 2011.

	One-to-four family residential	Multifamily residential	Construction	Commercial land	Residential development	Other commercial real estate	Consumer real estate	Commercial business	Other consumer	Total
	(Dollars in thousands)
June 30, 2012
Allowance for loan losses
Balance - January 1, 2012	$500	$150	$800	$2,334	$1,999	$1,830	$1,600	$2,000	$500	$11,713
Charge-offs	(1,374)	-	-	(90)	(2,724)	(2,069)	(2,489)	(217)	(22)	(8,985)
Recoveries	68	-	-	119	89	314	59	3	5	657
Provision	1,350	-	(150)	100	2,650	1,900	2,150	250	100	8,350
Balance - June 30, 2012	$544	$150	$650	$2,463	$2,014	$1,975	$1,320	$2,036	$583	$11,735

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	$544	$150	$650	$2,463	$2,014	$1,975	$1,320	$2,036	$583	$11,735

Loans
Loans individually evaluated for impairment	$4,488	$-	$-	$3,194	$3,472	$14,401	$1,047	$945	$18	$27,565
Loans collectively evaluated for impairment	109,833	17,074	27,114	19,691	6,596	233,874	98,115	42,690	4,946	559,933
Total non-covered loans	$114,321	$17,074	$27,114	$22,885	$10,068	$248,275	$99,162	$43,635	$4,964	$587,498

June 30, 2011
Allowance for loan losses
Balance - January 1, 2011	$500	$200	$1,000	$2,163	$2,000	$1,561	$1,500	$2,500	$500	$11,924
Charge-offs	(1,137)	-	(41)	(2,244)	(386)	(256)	(91)	(188)	(18)	(4,361)
Recoveries	7	-	231	-	128	14	9	13	77	479
Provision	1,150	-	-	1,250	1,350	600	150	200	-	4,700
Balance - June 30, 2011	$520	$200	$1,190	$1,169	$3,092	$1,919	$1,568	$2,525	$559	$12,742

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	520	200	1,190	1,169	3,092	1,919	1,568	2,525	559	12,742
Total	$520	$200	$1,190	$1,169	$3,092	$1,919	$1,568	$2,525	$559	$12,742

December 31, 2011
Loans
Loans individually evaluated for impairment	$2,739	$-	$-	$2,826	$8,262	$12,657	$2,630	$169	$89	$29,372
Loans collectively evaluated for impairment	114,120	16,759	19,602	25,296	8,182	213,326	100,891	40,992	5,560	544,728
Total non-covered loans	$116,859	$16,759	$19,602	$28,122	$16,444	$225,983	$103,521	$41,161	$5,649	$574,100

Note 9 – FDIC Loss Share Receivable

The following table details changes in the FDIC loss share receivable for the three and six month periods ended June 30, 2012 and June 30, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Balance at beginning of period	$30,448	$25,611	$38,931	$24,848
Additional FDIC loss share receivable from acquisitions	-	19,922	-	19,922
Increase in expected losses on indemnified assets and other changes	5,959	435	6,925	1,749
Claimable net losses on OREO covered under loss share agreements	774	476	1,563	660
Reimbursable expenses claimed	483	242	1,020	367
Accretion of discounts and premiums, net	31	(287)	(886)	(1,004)
Receipt of payments from FDIC	(8,832)	(2,975)	(18,690)	(3,118)
Balance at end of period	$28,863	$43,424	$28,863	$43,424

Note 10 – Deposits

Deposit balances and average rates are detailed by category in the following table for the respective periods:

	June 30, 2012		December 31, 2011
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand	$95,512	0.00%	$88,077	0.00%
Interest-bearing demand	199,867	0.20%	199,390	0.41%
Money market deposit	153,775	0.29%	155,228	0.52%
Savings accounts	23,945	0.16%	20,542	0.17%
Time deposits	379,665	0.97%	412,819	1.26%
Total deposits	$852,764	0.55%	$876,056	0.81%

Note 11 – Preferred Stock

On September 22, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold to the Treasury 20,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), having a liquidation preference of $1,000 per share, for aggregate proceeds of $20,500,000.    The Securities Purchase Agreement was entered into, and the Series C Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), as established under the Small Business Jobs Act of 2010.   The Company’s rights and obligations with respect to the Series C Preferred Stock are set forth in the Securities Purchase Agreement and the Certificate of Designation to its Certificate of Incorporation filed by the Company with the Secretary State of the State of Delaware. The Series C Preferred Stock is entitled to receive non-cumulative dividends payable quarterly.  The dividend rate was initially set at 4.84% per annum based upon the initial level of qualified small business lending (“QSBL”) by the Bank.  The dividend rate for future dividend periods will be set based upon the percentage change in the QSBL between each dividend period and the baseline QSBL level.  This dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the second half of the nineteenth dividend periods.  The current dividend rate is 1.3%.  If the Series C Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time the dividend rate decreases as the level of the Bank’s QSBL increases.  Also, the Company may redeem the shares of Series C Preferred Stock, in whole or in part, at any time subject to prior approval by the Company’s primary federal banking regulator.

As a result of the Company’s participation in SBLF, the Company redeemed all 20,500 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, it sold to the Treasury on December 12, 2008, in connection with the Treasury’s Capital Purchase Program.  The Company paid $20.6 million to the Treasury to redeem the Series A Preferred Stock, which includes the original investment of $20.5 million, plus accrued dividends.

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

Commitments to extend credit at the respective periods are detailed in the following table.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)

Loan commitments
Residential mortgage loans	$10,218	$24,484
Total loan commitments	$10,218	$24,484

Unused lines of credit
Residential construction	$8,260	$7,390
Commercial real estate	15,738	18,593
Commercial business	10,962	9,558
Consumer	74,525	74,930
Total unused lines of credit	$109,485	$110,471

Undisbursed Construction Loan Proceeds	$795	$1,200

Note 13 – Fair Value Measurements

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Investment securities available for sale and rabbi trusts are recorded at fair value on a recurring basis.  Additionally, the Company records at fair value other assets on a nonrecurring basis, including presold loans in process of settlement, impaired loans, and other real estate owned.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting for these other assets.

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

The table below presents by level, the amount of assets at June 30, 2012 and December 31, 2011 measured at fair value on a recurring basis:

	Fair Value Measurement Classification
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2012
Investment Securities Available for Sale
Municipal bonds	$-	$1,478	$200	$1,678
Mortgage-backed bonds	-	15,055	-	15,055
Equity securities	-	-	1,625	1,625
Total	$-	$16,533	$1,825	$18,358

December 31, 2011
Investment Securities Available for Sale
U.S. Government Agency obligations	$-	$7,241	$-	$7,241
Municipal bonds	-	6,511	200	6,711
Mortgage-backed bonds	-	35,492	-	35,492
SBA securities	-	1,326	-	1,326
Equity securities	-	-	1,366	1,366
Total	$-	$50,570	$1,566	$52,136

The following table provides a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012 and June 30, 2011.

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Beginning balance, January 1	$1,566	$3,023
Total gains included in:
Other comprehensive income	47	45
Purchases	212	-
Sales	-	(1,065)
Transfers in	-	258
Ending balance, June 30	$1,825	$2,261

The purchases in 2012 represent capital calls for two Small Business Investment Company investments. The sales in 2011 represent the sale of corporate bonds that were not traded on an active exchange and the incoming transfers in 2011 include equity securities that were obtained as partial payment on a loan that had defaulted.

Financial Instruments on a Non-recurring Basis:

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a non-recurring basis:

Investment Securities – Investment securities held to maturity are recorded at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 fair value is used for those securities traded on an active exchange, U.S. Treasury securities that are traded by brokers or dealers in an active over-the-counter market, and money market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds, and corporate debt securities.  These Level 2 securities are valued using an independent third party.  This independent third party uses multiple pricing vendors and matrix pricing methods developed in accordance with the Securities Industry and Financial Markets Association’s industry-standard methods.  Level 3 investment securities include equity securities that are not traded on an active exchange, investments in closely held subsidiaries, and asset-backed securities traded in less liquid markets.

Presold Loans in Process of Settlement - The Company does not record all loans at fair value on a recurring basis.  However, loans that have been presold and are in the process of settlement are recorded at their fair value.  These presold loans are recorded as nonrecurring Level 2 since there is a firm commitment by a qualified third party to purchase the loans within a 90 day period.

Impaired Loans - Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered to be impaired. Once a loan is identified as being impaired, management measures the impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. When the fair value of the collateral was based on an observable market price, the Company recorded the impaired loan as nonrecurring Level 2. When an observable market price was not available or when management made assumptions that impact the fair value of the collateral, such as estimated disposition or holding costs, the Company recorded the impaired loan as nonrecurring Level 3. Management has determined that the fair value of the Company’s impaired loans used Level 3 methodology.  For substantially all of the Company’s impaired loans as of June 30, 2012 and December 31, 2011, the valuation methodology utilized by the Company was collateral based measurements such as a real estate appraisal and the discount to reflect current market conditions and ultimately collectability ranged from 0% to 30% for each of the respective periods.

Other Real Estate Owned - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2. When an observable market price is not available, or when management makes assumptions that impact the fair value of the collateral, such as estimated disposition or holding costs, the Company records the other real estate owned as nonrecurring Level 3. For substantially all of the Company’s foreclosed assets as of June 30, 2012 and December 31, 2011, the valuation methodology utilized by the Company was collateral based measurements such as a real estate appraisal and the discount to reflect current market conditions ranged from 0% to 30% for each of the respective periods.

The table below presents the information about certain assets at June 30, 2012 and December 31, 2011 measured at fair value on a non-recurring basis:

	Fair Value Measurement Classification
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2012
Investment Securities Held to Maturity:
U.S. Treasury obligations	$10,019	$-	$-	$10,019
U.S. Government Agency obligations	-	14,055	-	14,055
Municipal bonds	-	3,363	-	3,363
Mortgage-backed bonds	-	48,491	-	48,491
SBA securities	-	5,105	-	5,105
Corporate bonds	-	3,814	-	3,814
Presold loans in process of settlement	-	2,146	-	2,146
Impaired loans	-	-	27,565	27,565
Other real estate owned	-	-	21,405	21,405
Total	$10,019	$76,974	$48,970	$135,963

December 31, 2011
Investment Securities Held to Maturity:
U.S. Treasury obligations	$10,033	$-	$-	$10,033
U.S. Government Agency obligations	-	26,059	-	26,059
Municipal bonds	-	3,399	-	3,399
Mortgage-backed bonds	-	54,779	-	54,779
Corporate bonds	-	3,845	-	3,845
Presold loans in process of settlement	-	2,146	-	2,146
Impaired loans	-	-	29,372	29,372
Other real estate owned	-	-	17,571	17,571
Total	$10,033	$90,228	$46,943	$147,204

Note 14 - Fair Value of Financial Instruments

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

Cash and due from banks - The carrying amounts reported in the balance sheets for cash and noninterest-bearing deposits approximate the fair value of those assets.

Interest bearing deposits - The carrying amounts reported in the balance sheets for interest bearing deposits approximate the fair value of those assets.

Investment securities - Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on readily available pricing sources for market transactions involving comparable types of investments in active markets.

Federal Home Loan Bank stock - The fair values for FHLB stock are its carrying value since this is the amount for which it could be redeemed. There is no active market for this stock and the Company, in order to be a member of the FHLB, is required to maintain a minimum investment in the FHLB.

Presold loans in process of settlement – The fair values of presold loans in process of settlement are its carrying value since these loans have a firm commitment to be purchased by an independent third party.

Loans, net - The fair values for fixed rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms and credit ratings for the same remaining maturities. The fair values of variable rate loans that reprice frequently are based on its carrying value.  The resulting fair values for fixed and variable rate loans are adjusted for the allowance for loan losses.
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

Subordinated debt - The fair value for subordinated debt is estimated based on a broker indication of fair value at the respective dates.

At June 30, 2012 and December 31, 2011, the Company had outstanding unfunded commitments to extend credit offered in the normal course of business.  Fair values of these commitments are based on fees currently charged for similar instruments.  At June 30, 2012 and December 31, 2011, the carrying amounts and fair values of these off-balance sheet financial instruments were considered immaterial.

The carrying amounts and estimated fair values of financial instruments at the respective dates were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$11,839	$11,839	$13,296	$13,296
Interest bearing deposits	116,985	116,985	75,048	75,048
Investment securities	100,634	103,205	147,899	150,251
Federal Home Loan Bank stock	4,443	4,443	5,067	5,067
Presold loans in process of settlement	2,146	2,146	2,146	2,146
Loans, net	704,637	714,077	722,075	735,685
FDIC loss share receivable	28,863	28,863	38,931	38,931
Accrued interest receivable	1,840	1,840	2,773	2,773
Bank-owned life insurance	18,723	18,723	18,978	18,978

Financial liabilities
Demand deposits	$295,379	$295,379	$287,466	$287,466
Money market accounts	153,775	153,775	155,229	155,229
Savings accounts	23,945	23,945	20,542	20,542
Time deposits	379,665	381,475	412,819	415,145
Securities sold under repurchase agreements	7,554	7,554	9,787	9,787
Borrowed money	76,706	85,089	78,688	87,697
Subordinated debt	15,464	7,732	15,464	7,732
Accrued interest payable	695	695	981	981

Note 15 – Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Dividend Declaration.  On July 23, 2012, the Board of Directors of the Company approved and declared a regular cash dividend of one cent ($0.01) per share of common stock to shareholders of record as of August 6, 2012, payable on August 20, 2012. The Company has paid cash dividends in each of the 57 quarters since the Company’s conversion to public ownership.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the Company’s financial condition, results of operations and business of the Company and the Bank.  These statements are based on assumptions and estimates with respect to future business strategies and decisions that are subject to change based on changes in the economic and competitive environment in which we operate.  Such forward- looking statements can be identified by the use of words such as  “may,” “would,” “could,” “will,” “expect,” “believe,” “estimate,” “intend,” and “plan,” as well as similar expressions. Such statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control.  A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.   Factors that could cause such a difference include, but are not limited to, 1) the timing and amount of revenues that may be recognized by the Company, 2) changes in local or national economic trends, 3) increased competition among depository and financial institutions, 4) continuation of current revenue and expense trends (including trends affecting charge-offs and provisions for loan losses), 5) changes in interest rates and the shape of the yield curve, 6) our ability to continue to expand our small business lending and thereby maintain the dividend rate on our SBLF preferred stock, and 7) adverse legal, regulatory or accounting changes and other risk factors described under Item 1A. “Risk Factors” of the Company’s 2011 Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission.  Forward-looking statements speak only as of the date they are made and the Company is under no duty to update these forward-looking statements.

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

The following discussion is provided to assist in understanding and evaluating the Company’s results of operations and financial condition and is designed to provide a general overview of the Company’s performance for the three- and six-month periods ended June 30, 2012 and 2011.  Financial highlights for the five previous quarters are presented in the following tables.

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2012		2011
	June 30	March 31	December 31	September 30	June 30
(Dollars in thousands, except share and per share data)

Summary of Operations:
Interest income - taxable equivalent	$10,098	$10,528	$11,089	$11,308	$11,488
Interest expense	1,888	2,016	2,304	2,554	2,826
Net interest income - taxable equivalent	8,210	8,512	8,785	8,754	8,662
Less: Taxable-equivalent adjustment	47	59	65	62	69
Net interest income	8,163	8,453	8,720	8,692	8,593
Provision for loan losses	2,555	6,300	4,635	1,350	1,700
Net interest income after loan loss provision	5,608	2,153	4,085	7,342	6,893
Noninterest income	2,700	2,719	1,985	1,990	5,886
Noninterest expense	9,532	8,684	8,779	8,931	9,270
Net income (loss) before income taxes	(1,224)	(3,812)	(2,709)	401	3,509
Income tax expense (benefit)	(576)	(1,672)	(1,172)	28	1,213
Net income (loss)	(648)	(2,140)	(1,537)	373	2,296
Dividends and accretion of discount on preferred stock	68	122	767	247	256
Net income (loss) allocable to common shareholders	$(716)	$(2,262)	$(2,304)	$126	$2,040

Per Common Share Data:
Net income (loss):
Basic	$(0.06)	$(0.20)	$(0.20)	$0.01	$0.18
Diluted	(0.06)	(0.20)	(0.20)	0.01	0.18
Weighted average shares outstanding:
Basic	11,463,396	11,469,525	11,470,599	11,462,107	11,455,642
Diluted	11,463,396	11,469,525	11,470,599	11,462,107	11,455,642
End of period shares outstanding	11,506,324	11,506,324	11,506,324	11,506,324	11,506,324
Cash dividends declared	$0.01	$0.01	$0.01	$0.01	$0.01
Book value	5.99	6.04	6.27	6.44	6.44
Tangible book value	5.90	5.93	6.15	6.31	6.29

Selected Financial Performance Ratios (annualized):
Return on average assets	(0.27)%	(0.85)%	(0.85)%	0.05%	0.73%
Return on average common equity	(4.17)%	(12.86)%	(12.45)%	0.68%	11.00%
Noninterest income to average total assets	1.03%	1.02%	0.73%	0.72%	2.12%
Noninterest expense to average total assets	3.62%	3.25%	3.24%	3.23%	3.34%
Efficiency ratio	87.75%	77.73%	82.01%	83.61%	64.02%

Operating Earnings (Non-GAAP):
Net income (loss) allocable to common shareholders	$(716)	$(2,262)	$(2,304)	$126	$2,040
(Gain) loss on acquisition, net of tax	106	-	(15)	29	(2,695)
Gain on sale of investments, net of tax	-	(405)	-	(67)	-
Other-than-temporary impairment on securities, net of tax	-	-	22	-	-
Acquisition and integration expenses, net of tax	-	-	584	86	345
Net operating income (loss)	$(610)	$(2,667)	$(1,713)	$174	$(310)

Operating net income (loss) per common share:
Basic	$(0.05)	$(0.23)	$(0.15)	$0.02	$(0.03)
Diluted	(0.05)	(0.23)	(0.15)	0.02	(0.03)

Pre-tax, pre-credit earnings (1)	$3,612	$3,543	$3,545	$3,545	$3,902

Operating return on average assets	(0.23)%	(1.00)%	(0.63)%	0.06%	(0.11)%
Operating return on average equity	(3.55)%	(11.72)%	(7.29)%	0.73%	(1.30)%
Operating efficiency ratio (2)	66.68%	68.13%	69.52%	67.52%	65.92%

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

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2012		2011
	June 30	March 31	December 31	September 30	June 30
(Dollars in thousands, except per share data)

Credit Quality Information and Ratios:
Allowance for loan losses - beginning of period	$11,583	$11,713	$12,956	$12,742	$12,006
Add: Provision for loan losses	2,555	6,300	4,635	1,350	1,700
Less: Net charge-offs	2,403	6,430	5,878	1,136	964
Allowance for loan losses - end of period	$11,735	$11,583	$11,713	$12,956	$12,742

Assets not covered by FDIC loss-share agreements:
Past due loans (30-89 days) accruing	$1,812	$5,362	$4,933	$4,479	$5,687
Past due loans (30-89 days) to total non-covered loans	0.31%	0.92%	0.86%	0.77%	0.99%

Nonperforming non-covered loans:
One-to-four family residential	$4,230	$2,698	$2,407	$1,556	$1,406
Construction	-	-	-	-	-
Commercial land	3,169	3,852	2,631	3,176	3,167
Residential development	3,000	3,742	6,474	6,459	5,155
Other commercial real estate	8,489	8,924	4,173	6,602	10,306
Commercial business	945	1,086	168	306	201
Consumer	976	1,750	2,958	2,426	2,440
Total nonperforming non-covered loans	20,809	22,052	18,811	20,525	22,675
Other nonperforming non-covered assets	11,504	11,987	8,936	8,208	10,723
Total nonperforming non-covered assets	$32,313	$34,039	$27,747	$28,733	$33,398

Allowance for loan losses to total non-covered loans	2.00%	2.00%	2.04%	2.23%	2.22%
Net charge-offs to average non-covered loans (annualized)	1.65%	4.44%	4.07%	0.79%	0.66%
Nonperforming non-covered loans to non-covered loans	3.54%	3.80%	3.28%	3.53%	3.95%
Nonperforming non-covered assets to total assets	3.08%	3.17%	2.57%	2.61%	2.99%
Nonperforming non-covered assets to total non-covered loans and other real estate owned	5.39%	5.75%	4.76%	4.87%	5.72%

Assets covered by FDIC loss-share agreements:
Past due loans (30-89 days) accruing (3)	$1,495	$2,726	$5,372	$6,430	$12,987
Past due loans (30-89 days) to total covered loans	1.16%	1.83%	3.36%	3.81%	7.34%

Total covered nonperforming loans (4)	$36,460	$40,582	$44,056	$37,074	$35,830
Other covered nonperforming assets	9,900	9,447	8,746	12,765	14,127
Total covered nonperforming assets	$46,360	$50,029	$52,802	$49,839	$49,957

Classified Assets (5)
Non-covered classified loans	$30,142	$32,146	$28,727	$35,357	$41,515
OREO and other nonperforming assets	11,504	11,987	8,936	8,208	10,723
Total classified assets	$41,646	$44,133	$37,663	$43,565	$52,238

Tier 1 capital	$100,586	$100,774	$102,539	$104,487	$105,088

Total classified assets to Tier 1 capital	41.40%	43.79%	36.73%	41.69%	49.71%

(3)
The contractual balance of past due loans covered by  FDIC loss-share agreements totaled $13.7 million, $8.2 million, $7.0 million, $3.5 million and $1.9 million at June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012, respectively.

(4)
The contractual balance of nonperforming loans covered by  FDIC loss-share agreements totaled $39.3 million $48.8 million, $55.4 million, $46.2 million and $41.4 million at June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012, respectively.

(5)	Excludes loans and OREO covered by FDIC loss-share agreements.

Quarterly Financial Highlights (unaudited)	At and For the Quarters Ended
	2012		2011
	June 30	March 31	December 31	September 30	June 30
(Dollars in thousands, except per share data)

Net Interest Margin (annualized):
Yield on earning assets	4.63%	4.75%	4.81%	4.84%	4.95%
Cost of funds	0.88%	0.92%	1.01%	1.11%	1.23%
Net interest rate spread	3.75%	3.83%	3.80%	3.73%	3.72%
Net interest margin (taxable equivalent)	3.78%	3.88%	3.84%	3.76%	3.78%

Selected End of Period Balances:
Loans covered by FDIC loss-share agreements	$128,874	$148,833	$159,688	$168,940	$177,047
Loans not covered by FDIC loss-share agreements	587,498	579,692	574,100	582,065	573,603
Total loans, net	716,372	728,525	733,788	751,005	750,650
Investment securities	100,635	121,411	147,899	132,443	156,328
Total interest-earning assets	872,256	890,456	895,003	913,910	927,463
Total assets	1,049,177	1,073,815	1,080,460	1,098,974	1,117,993
Noninterest-bearing deposits	95,512	97,437	88,077	87,413	82,305
Interest-bearing deposits	757,252	775,209	787,979	801,167	822,273
Total deposits	852,764	872,646	876,056	888,580	904,578
Total borrowings and other debt	99,724	104,080	103,939	105,778	108,011
Shareholders' equity	89,473	90,010	92,659	94,782	94,771

Selected Quarterly Average Balances:
Loans covered by FDIC loss-share agreements	$136,530	$154,344	$164,314	$173,755	$170,580
Loans not covered by FDIC loss-share agreements	582,263	579,224	578,083	576,846	583,294
Average loans, net	718,793	733,568	742,397	750,601	753,874
Investment securities	109,559	128,086	140,846	146,017	157,513
Average interest-earning assets	872,028	880,073	906,064	920,932	918,118
Average total assets	1,053,263	1,069,651	1,084,313	1,107,687	1,110,740
Noninterest-bearing deposits	93,126	90,024	87,770	84,001	81,617
Interest-bearing deposits	763,442	777,621	789,233	810,469	814,736
Average total deposits	856,568	867,645	877,003	894,470	896,353
Average borrowings and other debt	102,179	103,181	105,872	106,696	107,872
Shareholders' equity	89,472	91,057	94,028	94,711	95,116

Capital Ratios:
Total equity to total assets	8.53%	8.38%	8.58%	8.62%	8.48%
Tangible common equity to tangible assets	6.47%	6.36%	6.56%	6.61%	6.49%
Total Risk-Based Capital (Bank only)	15.59%	15.50%	15.60%	17.32%	17.29%
Tier 1 Risk-Based Capital (Bank only)	14.33%	14.25%	14.35%	16.06%	16.03%
Tier 1 Leverage Capital (Bank only)	9.62%	9.42%	9.44%	9.53%	9.42%

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

Comparison of Financial Condition for the Periods Ended June 30, 2012 and December 31, 2011

Assets.  During the first half of 2012 total assets of the Company decreased by $31.3 million, or 2.9%, to $1.0 billion at June 30, 2012, as detailed in the following paragraphs.

Total cash and cash equivalents, which include cash and due from banks and interest bearing deposits, increased by $40.5 million, or 45.8%, from $88.3 million at December 31, 2011, to $128.8 million at June 30, 2012. This increase in cash and cash equivalents was primarily attributable to the sale of $35.5 million of investment securities coupled with the maturity/issuer call of $40.4 million of investment securities.  The Company’s excess liquidity was primarily held in the Bank’s account with the Federal Reserve Bank.

During the six-month period ended June 30, 2012, loans receivable decreased by $17.4 million, or 2.4%, to $716.4 million at June 30, 2012.  This decrease was primarily due to the Company’s continuing efforts to reduce exposures in its commercial land and residential development loans. During the six-month period ended June 30, 2012, the Company’s commercial land and residential development loans decreased by $18.6 million, or 28.0%, to $47.8 million.  The Company remains focused on originating owner-occupied commercial real estate loans, commercial business loans, residential loans, and consumer loans to qualified borrowers.

A majority of the Company’s loans are to borrowers that are located in the Charlotte region.  While the economy in the Charlotte region has generally outperformed most other large metropolitan areas of the country during the ongoing economic slowdown, the economy in the Charlotte region remains sluggish.  However, the Company’s loan production has improved from $58.5 million during the first half of 2011 to $89.2 million during the first half of 2012.  The Company’s expansion into the North Georgia market will allow the Company to geographically diversify its loan portfolio.  Although the North Georgia market has sustained significant decreases in real estate values over the past several years, management believes that when economic conditions normalize, this new market will be able to provide additional loan growth for the Company. While continued economic slowdowns in the local markets that we serve would have a negative impact on the Company’s ability to generate loan growth, management will seek to grow the loan portfolio in a prudent manner with an emphasis on borrowers that have a demonstrated capacity to meet their debt obligations, even in the current economic environment.

During the six-month period ended June 30, 2012, investment securities decreased by $47.3 million, or 32.0%, to $100.6 million.  The decrease was due to the sale of $35.5 million in investment securities coupled with the maturity/issuer call of $40.4 million of investment securities, the effects of which were partly offset by the purchase of $21.5 million of investment securities.  These purchased securities were primarily U.S. Government Agency bonds and amortizing securities that provide for periodic cash flow that can be reinvested in higher-yielding loans when loan demand. The investments that were sold included similar types of securities.

Other real estate owned, which includes all properties acquired by the Company through foreclosure, totaled $21.4 million at June 30, 2012, compared to $17.6 million at December 31, 2011.   Of the $21.4 million in other real estate owned at June 30, 2012, $9.9 million is covered by FDIC loss-share agreements.  The remaining $11.5 million of non-covered other real estate owned is comprised of $1.3 million of one-to-four family residential dwellings, $9.4 million of undeveloped land and developed residential lots, and $762,000 of commercial real estate.  All foreclosed properties are written down to their estimated fair value (market value less estimated disposition costs) at acquisition and are predominately located in the Bank’s primary lending area.  Properties may be reappraised after acquisition as market conditions change, resulting in additional valuation adjustments which are reflected in current period noninterest expenses.  Management will continue to aggressively market foreclosed properties for a timely disposition.

During the first half of 2012, premises and equipment decreased by $492,000, or 1.9%, to $25.4 million at June 30, 2012.  This decrease was primarily due to normal depreciation which totaled $649,000 during the first half of 2012.

During the first half of 2012, the Company’s FDIC loss share receivable decreased from $38.9 million at December 31, 2011, to $28.9 million at June 30, 2012.  This $10.0 million decrease was primarily due to the reimbursement payments that were made by the FDIC to the Bank during the six month period ended June 30, 2012. These reimbursement payments are based on certificates filed by the Bank with the FDIC on a quarterly basis detailing charge-offs and other qualified expenses on covered loans.

Liabilities. Total liabilities decreased by $28.1 million, or 2.8%, from $987.8 million at December 31, 2011, to $959.7 million at June 30, 2012, as detailed in the following paragraphs.

During the first half of 2012, total deposits decreased by $23.3 million, or 2.7%, to $852.8 million at June 30, 2012. The decrease in deposits was primarily due to a $33.2 million, or 8.0%, decline in time deposits. This decrease in time deposits was primarily due to the Company’s continued focus on building customer banking relationships and avoiding growth through offering above-market rates on time deposits.  Excluding the time deposits, total core deposits increased by $9.9 million, or 2.1%, to $473.1 million at June 30, 2012.  This core deposit growth included a $7.4 million, or 8.4%, increase in non-interest bearing demand deposits, a $477,000, or 0.2%, increase in interest-bearing demand deposit accounts and a $3.4 million, or 16.6%, increase in savings accounts which were partly offset by a $1.4 million, or 0.9%, decrease in money market accounts.   We believe our core deposit growth was partly due to a flight to safety as funds moved from weaker financial institutions as well as a continued emphasis on increasing the Company’s retail and business customers through cross-selling opportunities.

During the first half of 2012 borrowed money decreased by $2.0 million, or 2.5%, to $76.7 million at June 30, 2012. The Company plans to use excess liquidity to repay these borrowings as they mature.

Shareholders’ Equity.  Total shareholders’ equity decreased by $3.2 million, or 3.4%, from $92.7 million at December 31, 2011, to $89.5 million at June 30, 2012.  This decrease was primarily due to the net loss of $2.8 million during the six-month period ended June 30, 2012, and the $300,000 other comprehensive loss that was due to the decrease in the fair value of investment securities available for sale during the six-month period ended June 30, 2012.  In addition, during the second quarter of 2012 the Company paid $229,000 in cash dividends on common stock and $190,000 in cash dividends on preferred stock, which also reduced shareholders’ equity.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011

General.  Net loss allocable to common shareholders for the three months ended June 30, 2012, amounted to $716,000, or $0.06 per diluted share, as compared to net income available to common shareholders of $2.0 million, or $0.18 per diluted share, for the three months ended June 30, 2011.

Net interest income.  Net interest income decreased by $430,000, or 5.0%, to $8.2 million for the second quarter of 2012 as compared to $8.6 million for the second quarter of 2011. The Company’s net interest margin remained flat at 3.78% for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011.

Interest income decreased by $1.4 million, or 12.0%, to $10.1 million for the second quarter of 2012.  This decrease was primarily due to a 32 basis points decrease in the Company’s yield on assets from 4.95% for the quarter ended June 30, 2011, to 4.63% for the quarter ended June 30, 2012.  In addition, average interest-earning assets during the comparable second quarter periods decreased by $46.1 million, or 5.0%, to $872.0 million for the quarter ending June 30, 2012.  The decrease in average interest-earning assets was comprised of a $47.9 million, or 30.4%, decrease in average investment securities to $109.6 million for the second quarter of 2012, and a $43.2 million, or 6.2%, decrease in average accruing loans to $657.4 million for the second quarter of 2012.  Average accruing loans decreased due to higher levels of repayments resulting from lower market interest rates and higher levels of average nonaccrual loans.  The decreases in average investment securities and average accruing loans were partly offset by a $45.1 million, or 75.3%, increase in average interest-earning deposits.

Interest expense decreased by $938,000, or 33.2%, for the comparable quarters to $1.9 million for the second quarter of 2012.  This decrease in interest expense was largely due to lower market interest rates, which resulted in a 35 basis point decrease in the average cost of funds to 0.88% for the quarter ended June 30, 2012.  In addition, during the respective periods, average interest-bearing liabilities decreased by $57.0 million, or 6.2%, to $865.6 million for the second quarter of 2012.  This change included a $51.3 million, or 6.3%, decrease in average interest-bearing deposits and a $5.7 million, or 5.3%, decrease in average borrowings.  The decrease in average interest-bearing deposits was largely due to the maturities and subsequent repayment of time deposits, while the decrease in average borrowings was due to normal maturities during the period.

Provision for loan losses.  The Company’s provision for loan losses increased from $1.7 million for the second quarter of 2011 to $2.6 million for the second quarter of 2012.  The increase in the provision for loan losses was largely due to the higher level of net charge-offs which totaled $2.4 million, or 1.7% of average non-covered loans annualized, during the second quarter of 2012 compared to $964,000, or 0.7% of average non-covered loans annualized, during the second quarter of 2011.  The Company’s ratio of nonperforming non-covered assets to total assets increased slightly to 3.08% at June 30, 2012, compared to 2.99% at June 30, 2011.

Noninterest income.  Noninterest income decreased by $3.2 million to $2.7 million for the three months ended June 30, 2012, as compared to $5.9 million for the three months ended June 30, 2011. The primary reason for the decrease was a $4.6 million decrease in the gain from acquisition.  The following table presents the detail for the three-month periods ending June 30, 2012 and June 30, 2011.

	Three Months Ended June 30,
	2012	2011	Variance
	(Dollars in thousands)
Noninterest income
Service charges on deposit accounts	$1,092	$1,046	$46
Mortgage banking income	393	254	139
Commissions on sales of financial products	67	69	(2)
Income from bank-owned life insurance	184	214	(45)
Gain (loss) from acquisition	(175)	4,418	(4,593)
Gain on sale of investments, available for sale	-	1	(1)
Gain (loss) on sale of other assets	85	(338)	423
Other	1,054	222	847
Total noninterest income	$2,700	$5,886	$(3,186)

Service charges on deposit accounts were higher because of the increased number of demand deposit accounts, due in part to the acquisition of New Horizons Bank in April 2011, which generate monthly service charges and non-sufficient fund fees on overdrafts.  Mortgage banking income was higher in the second quarter of 2012 due to increased origination activity resulting largely from lower mortgage loan interest rates.  Commissions on sales of financial products were flat during the respective quarters. Income from bank-owned life insurance declined due to lower market interest rates. The gain from acquisition in the second quarter of 2011 represents the initial gain that was booked in conjunction with the acquisition of New Horizons Bank, while the loss from acquisition in the second quarter of 2012 represented adjustments to that initial gain.  Adjustments to the initial gain may be made over a 12 month period as new information impacting the Company’s initial fair value estimates are received.  No additional adjustments to the gain on acquisition are expected. The gain (loss) on sale of other assets was higher due to the recognition of gains from the sale of other real estate owned during the second quarter of 2012.  Other income increased primarily due to OREO acquisitions that were valued in excess of the outstanding loan balance at the time of acquisition and an increase in the indemnification asset discount accretion during the quarter.

Noninterest expense.  Noninterest expense increased by $262,000, or 2.8%, to $9.5 million for the quarter ended June 30, 2012.  The following table presents the detail of noninterest expense for the three-month periods ended June 30, 2012 and June 30, 2011.

	Three Months Ended June 30,
	2012	2011	Variance
	(Dollars in thousands)
Noninterest Expense
Compensation and benefits	$3,902	$3,806	$96
Occupancy and equipment	898	873	25
Data processing and other technology	235	296	(61)
Professional services	308	249	59
Advertising and business development	74	71	3
Loan collection and other expenses	864	204	660
Deposit insurance	(49)	361	(410)
Amortization of intangible assets	109	136	(27)
Office supplies	53	62	(9)
Telephone and communications	107	111	(4)
Other real estate owned valuation adjustments	1,784	1,476	308
Other real estate owned expenses	388	596	(208)
Acquisition and integration expenses	-	566	(566)
Other	859	463	396
Total noninterest expense	$9,532	$9,270	$262

Compensation and benefits increased due to the employees that were added as a part of the New Horizons Bank acquisition in April 2011.  Occupancy and equipment expense increased in part due to the addition of one full service office as a result of the aforementioned acquisition. Data processing and other technology decreased since the Company was operating on two separate computer systems during the second quarter of 2011 as a result of the acquisition.  These computer systems were integrated in third quarter of 2011, resulting in lower data processing costs during the second quarter of 2012.  Professional services increased due to higher consulting fees incurred during the second quarter of 2012 as compared to the second quarter of 2011.  Advertising and business development costs were flat during the respective periods.  Loan collection and other expenses increased due to higher FDIC-covered expenses during the second quarter of 2012 compared to the second quarter of 2011.  Deposit insurance was lower due to adjustments relating to excess deposit insurance expense that had been taken relating to the two FDIC-assisted acquisitions. Amortization of intangible assets was slightly lower due to the reduced amortization expense related to the core deposit intangible that was created as a result of previous acquisitions.  This intangible asset is being amortized over an eight-year period using the accelerated method, resulting in a progressively decreasing expense over the amortization period.  Office supplies and telephone and communications expenses were relatively unchanged during the respective quarters.  Other real estate owned valuation adjustments increased due to a decline in local real estate values for commercial land and residential development properties during the past year.  Other real estate owned expenses decreased due to fewer real estate tax bills and other expenses relating to these foreclosed properties.  Acquisition and integration expenses decreased since there were no acquisition or integration-related expenses during the second quarter of 2012. Other expenses increased primarily as a result of higher deposit servicing expenses, stock-related expenses and other various miscellaneous items.

Income taxes.  The Company recognized an income tax benefit of $576,000 for the quarter ended June 30, 2012, compared to an income tax expense of $1.2 million for the quarter ended June 30, 2011.  The decrease in the income tax expense was due to the pre-tax loss in the second quarter of 2012 compared to the pre-tax income in the second quarter of 2011.

Comparison of Results of Operations for the Six Months Ended June 30, 2012 and 2011

General.  Net loss allocable to common shareholders for the six months ended June 30, 2012, amounted to $3.0 million, or $0.26 per diluted share, as compared to net income available to common shareholders of $893,000, or $0.08 per diluted share, for the six months ended June 30, 2011.

Net interest income.  Net interest income increased by $490,000, or 3.0%, to $16.6 million for the first half of 2012 as compared to $16.1 million for the first half of 2011. The Company’s net interest margin increased by 22 basis points to 3.83% for the six months ended June 30, 2012, compared to 3.61% for the six months ended June 30, 2011.  This increase in the net interest margin was the result of a 37 basis point decrease in the cost of funds which was partly offset by a 10 basis point decrease in the yield on assets.

Interest income decreased by $1.3 million, or 5.9%, to $20.5 million for the first half of 2012.  This decrease was primarily due to a 10 basis points decrease in the Company’s yield on assets from 4.79% for the six months ended June 30, 2011, to 4.69% for the six months ended June 30, 2012.  In addition, average interest-earning assets during the comparable six month periods decreased by $33.9 million, or 3.7%, to $876.1 million for the six months ending June 30, 2012.  This decrease was comprised of a $27.8 million, or 18.9% decrease in average investment securities to $118.8 million and a $27.1 million, or 3.9%, decrease in average accruing loans to $663.0 million. These decreases during the comparable six-month periods were partly offset by a $20.8 million, or 28.4%, increase in average interest-earning deposits to $94.2 million for the first half of 2012.  Average accruing loans decreased due to higher levels of repayments resulting from lower market interest rates and higher levels of average nonaccrual loans during the comparable periods.  Average investments decreased due to normal maturities and issuer calls which were invested in interest-earning deposits.

Interest expense decreased by $1.8 million, or 31.3%, for the comparable quarters to $3.9 million for the first half of 2012.  This decrease in interest expense was largely due to lower market interest rates, which resulted in a 37 basis point decrease in the average cost of funds to 0.90% for the six months ended June 30, 2012.  In addition, average interest-bearing liabilities decreased by $27.4 million, or 3.0%, to $873.2 million for the first half of 2012.  This change included a $21.4 million, or 2.7%, decrease in average interest-bearing deposits and a $5.9 million, or 5.5%, decrease in average borrowings.  The decrease in average interest-bearing deposits was largely due to the maturity of time deposits that were not renewed and the decrease in average borrowings was due to normal maturities during the period.

Provision for loan losses.  The Company’s provision for loan losses increased from $4.7 million for the first half of 2011 to $8.9 million for the first half of 2012.  The increase in the provision for loan losses was largely due to the higher level of net charge-offs which totaled $8.8 million, or 3.0% of average non-covered loans annualized, during the first half of 2012 compared to $3.9 million, or 1.3% of average non-covered loans annualized, during the first half of 2011. Also, the provision for losses on acquired loans totaled $505,000 for the six months ended June 30, 2012, compared to $0 for the six months ended June 30, 2011. The Company’s ratio of nonperforming non-covered assets to total assets increased slightly to 3.08% at June 30, 2012, compared to 2.99% at June 30, 2011.

Noninterest income.  Noninterest income decreased by $1.9 million to $5.4 million for the six months ended June 30, 2012, as compared to $7.4 million for the six months ended June 30, 2011. The primary reason for the decrease was a $4.3 million decrease in the gain from acquisition from the first half of 2011 compared to the first half of 2012.  The following table presents the detail for the six-month periods ending June 30, 2012 and June 30, 2011.

	Six Months Ended June 30,
	2012	2011	Variance
	(Dollars in thousands)
Noninterest income
Service charges on deposit accounts	$2,147	$2,004	$143
Mortgage banking income	710	491	219
Commissions on sales of financial products	153	136	17
Income from bank-owned life insurance	368	397	(59)
Gain (loss) from acquisition	(175)	4,163	(4,338)
Gain on sale of investments, available for sale	664	1	663
Loss on sale of other assets	(53)	(326)	273
Other	1,608	500	1,138
Total noninterest income	$5,422	$7,366	$(1,944)

Service charges on deposit accounts were higher due to the increased number of demand deposit accounts, due in part to the acquisition of New Horizons Bank in April 2011, which generate monthly service charges and non-sufficient fund fees on overdrafts.  Mortgage banking income was higher in the first half of 2012 due to increased origination activity resulting largely from lower mortgage loan interest rates.  Commissions on sales of financial products were slightly higher in 2012 due to increased transactions during the period.  Income from bank-owned life insurance was lower during the respective six month periods due to lower market interest rates. The gain from acquisition in the first half of 2011 represents the initial gain that was booked in conjunction with the acquisition of New Horizons Bank, while the loss from acquisition in the first half of 2012 represented adjustments to that initial gain.  No additional adjustments to the gain on acquisition are expected. The gain on sale of investments was higher during the first half of 2012, due to the fact that there were a fewer number of investments sold during the first half of 2011.  The loss on sale of other assets was lower due to the recognition of some larger gains from the sale of other real estate owned during the first half of 2012 which partly offset losses from the sale of other real estate owned during the period. Other income increased primarily due to the receipt of life insurance proceeds relating to the death of a former director and higher accretion of the discount on FDIC loss share receivable.

Noninterest expense.  Noninterest expense increased by $1.3 million, or 7.5%, to $18.2 million for the six months ended June 30, 2012.  The following table presents the detail of noninterest expense for the six-month periods ending June 30, 2012 and June 30, 2011.

	Six Months Ended June 30,
	2012	2011	Variance
	(Dollars in thousands)
Noninterest Expense
Compensation and benefits	$7,748	$7,454	$294
Occupancy and equipment	1,806	1,701	105
Data processing and other technology	491	530	(39)
Professional services	583	502	81
Advertising and business development	142	125	17
Loan collection and other expenses	1,116	494	622
Deposit insurance	369	695	(326)
Amortization of intangible assets	231	275	(44)
Office supplies	112	132	(20)
Telephone and communications	213	207	6
Other real estate owned valuation adjustments	2,784	1,984	800
Other real estate owned expenses	858	597	261
Acquisition and integration expenses	-	611	(611)
Other	1,767	1,638	129
Total noninterest expense	$18,220	$16,945	$1,275

Compensation and benefits increased due to the employees that were added as a part of the New Horizons Bank acquisition in April 2011.  Occupancy and equipment expense increased in part due to the addition of one full service office as a result of the aforementioned acquisition. Data processing and other technology decreased since the Company was operating on two separate computer systems during the first half of 2011 as a result of the acquisition.  These computer systems were integrated in third quarter of 2011, resulting in lower data processing costs during the first half of 2012. Professional services increased due to higher consulting fees incurred during the first half of 2012 as compared to the first half of 2011.  Advertising and business development increased due to costs related to operating in a new market as a result of the New Horizons Bank acquisition.  Loan collection and other expenses increased due to higher FDIC-covered expenses during the first half of 2012 compared to the first half of 2011.  Deposit insurance was lower due to adjustments relating to excess deposit insurance expense that had been taken relating to the two FDIC-assisted acquisitions. Amortization of intangible assets was slightly lower due to the reduced amortization expense related to the core deposit intangible that was created as a result of previous acquisitions.  This intangible asset is being amortized over an eight-year period using the accelerated method, resulting in a progressively decreasing expense over the amortization period.  Office supplies and telephone and communications expenses were relatively unchanged during the respective six month periods.  Other real estate owned valuation adjustments and other real estate owned expenses increased due to a higher number of foreclosed properties and a decline in local real estate values for commercial land and residential development properties during the past year.  Acquisition and integration expenses decreased since there was no acquisition or integration-related expenses during the first half of 2012. Other expenses increased primarily as a result of higher deposit servicing expenses, stock-related expenses, postage and other various miscellaneous items.

Income taxes.  The Company recognized an income tax benefit of $2.2 million for the six months ended June 30, 2012, compared to an income tax expense of $442,000 for the six months ended June 30, 2011.  The increase in the income tax benefit was due to the decrease in the pre-tax income in the first half of 2012 compared to the pre-tax income in the first half of 2011.

Liquidity

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for the on-going operations of the Company, and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.  The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments.  As of June 30, 2012, the Company’s cash and cash equivalents totaled $128.8 million.  Of this amount, $116.6 million was held in the Company’s account with the Federal Reserve Bank.  If the Company requires funds beyond its internal funding capabilities, it may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances.  The Company has $125.3 million available to draw from its line of credit with the FHLB.  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally investment securities that are obligations of, or guaranteed by, U.S. Government Agencies, or Government Sponsored Enterprises) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Company also has $16.0 million available from an unsecured federal funds accommodation with Pacific Coast Bankers Bank (“PCBB”).  PCBB is the Company’s primary correspondent bank. The federal funds facility is available through September 30, 2012, and is used for the purpose of providing daily liquidity as needed by the Company.  Outstanding advances made under this facility are generally repaid on a daily basis at a rate determined by PCBB based on their marginal cost of funds.  Advances are limited to not more than 10 consecutive days at a time.  The Company also has an unsecured federal funds accommodation with CenterState Bank of Florida in the amount of $5.0 million.  The credit facility, which is used to fund short-term liquidity needs, may be terminated at any time and may not be outstanding for more than 14 consecutive days.   The Company may also solicit brokered deposits for providing funds for asset growth.  As of June 30, 2012, the Company had no outstanding brokered deposits and $245,000 of internet deposits that were assumed from the acquisition of New Horizons Bank.  These internet deposits are not renewed at maturity. The Company believes that it has sufficient sources of liquidity to fund the cash needs of both borrowers and depositors, to provide for the ongoing operations of the Company, and to capitalize on opportunities for expansion.

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The funding of these commitments and previously approved undisbursed lines of credit could affect the Company's liquidity position.  At June 30, 2012, the Company had loan commitments of $10.2 million, unused lines of credit of $109.5 million, and undisbursed construction loan proceeds of $795,000.  The Company also has various leases in place to provide office space for four full-service offices and one in-store office.  The current annualized cost of these leases was $678,000.  Two leases totaling approximately $176,000 expire in 2012 and are not expected to be renewed.  Short-term borrowings totaled $19.6 million at June 30, 2012.  These short-term borrowings consisted of $7.6 million of daily securities sold under repurchase agreements and $12.0 million of FHLB advances that mature over the next 12 months. The Company does not have any special purpose entities or other similar forms of off-balance-sheet financing. The Company believes that given its current level of internal and external sources of liquidity, it has adequate resources to fund loan commitments and lines of credit, repay short-term borrowings if necessary, and fund any other normal obligations that may arise in the near future.

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

The Bank’s actual capital levels and regulatory capital ratios as of June 30, 2012, are presented in the following table.

	Actual		Minimum Requirements to be Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Capital Ratios
Total risk-based capital (to risk-weighted assets)	$109,394	15.59%	$70,739	10.00%
Tier 1 capital (to risk-weighted assets)	100,586	14.33%	42,444	6.00%
Tier 1 capital (to adjusted total assets)	100,586	9.62%	53,514	5.00%
Tangible capital (to adjusted total assets)	100,586	9.62%	32,108	3.00%

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" ("Basel III"). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies ("banking organizations"). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, the Company did not have any unregistered sales of equity securities or repurchase of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

Citizens South Banking Corporation

Date: August 14, 2012	By:	/s/ Kim S. Price
Kim S. Price President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Gary F. Hoskins
Gary F. Hoskins Executive Vice President, Chief Financial Officer and Treasurer