Form 10-Q/A
period 2012-06-30
CITIZENS SOUTH BANKING CORP
filed 2012-09-11
CIK 1051871

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

Explanatory Note

Citizens South Banking Corporation is filing this Form 10-Q/A (Amendment No. 1) to our quarterly report on Form 10-Q for the quarter ended June 30, 2012, that was filed with the Securities and Exchange Commission on August 14, 2012, for the sole purpose of furnishing the XBRL Interactive Data Files as Exhibit 101.  No other changes have been made to the Form 10-Q.

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

(*)       Previously filed on Form 10-Q for the quarterly period ended June 30, 2012, with the Securities and Exchange Commission on August 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens South Banking Corporation

Date: September 11, 2012                                                                    By:  /s/ Gary F. Hoskins
Gary F. Hoskins
Executive Vice President, Chief Financial Officer and Treasurer